Form 10-Q
period 2015-03-31
Harmony Merger Corp.
filed 2015-05-18
CIK 1612720

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2015

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-36842

HARMONY MERGER CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-5723951
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 Third Avenue, 37th Floor

New York, New York 10017

(Address of principal executive offices)

212-319-7676

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.  Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ('232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

As of May 15, 2015, 15,084,750 shares of common stock, par value $0.0001 per share were issued and outstanding.

HARMONY MERGER CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2015

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheets	3
Condensed Statement of Operations	4
Condensed Statement of Changes in Stockholders’ Equity	5
Condensed Statement of Cash Flows	6
Notes to Unaudited Condensed Financial Statements	7-13
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	15
Item 4. Controls and Procedures	15
Part II. Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 6. Exhibits	18
Signatures	19

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Harmony Merger Corp.

Condensed Balance Sheets

	March 31, 2015 (unaudited)	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$878,685	$1,115
Deferred offering costs	-	115,770
Prepaid expenses	119,345	-
Total current assets:	998,030	116,885

Cash and cash equivalents held in trust	117,300,000	-
Total assets:	$118,298,030	$116,885

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$81,977	$-
Advances from stockholders	75,674	-
Offering Costs Payable	-	43,208
Note payable to stockholder	50,000	50,000
Total current liabilities:	207,651	93,208
Deferred Underwriters Fee	4,325,000	-
Total liabilities	4,532,651	93,208

Commitments
Common Stock, subject to possible conversion (10,585,784 shares at conversion value)	107,974,997	-
Stockholders' equity
Preferred stock, $.0001 par value, 1,000,000 authorized, 0 outstanding	-	-
Common stock, $.0001 par value; Authorized 27,500,000 shares, 4,498,966 issued and outstanding at March 31, 2015 (excluding 10,585,784 shares subject to possible conversion) and 3,026,250 issued and oustanding at December 31, 2014.	450	303
Additional paid-in capital	5,799,448	24,697
Accumulated deficit	(9,516)	(1,323)
Total stockholders' equity	5,790,382	23,677

Total liabilities and stockholders’ equity	$118,298,030	$116,885

The accompanying notes are an integral part of these unaudited condensed financial statements.

3

Harmony Merger Corp.

Condensed Statement of Operations

(unaudited)

For the three months ended March 31, 2015
General and administrative costs	$8,217

Operating loss	(8,217)

Interest Income	24

Net loss	$(8,193)

Weighted average shares outstanding	2,726,204

Basic and diluted net loss per share	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Harmony Merger Corp.

Condensed Statement of Changes in Stockholders’ Equity

For the three months ended March 31, 2015

(unaudited)

	Common Stock		Additional Paid-	Accumulated	Stockholder's
	Shares	Amount	in Capital	Deficit	Equity
Balance at January 1, 2015	3,026,250	$303	$24,697	$(1,323)	$23,677
Sale of 11,500,000 units	11,500,000	1,150	114,998,850	-	115,000,000
Underwriters discount and offering expenses	-	-	(6,835,105)	-	(6,835,105)
Sale of 558,500 private units	558,500	56	5,584,944	-	5,585,000
Net proceeds subject to possible conversion (10,585,784 shares)	(10,585,784)	(1,059)	(107,973,938)		(107,974,997)
Net loss	-	-	-	(8,193)	(8,193)
Balance at March 31, 2015	4,498,966	$450	$5,799,448	$(9,516)	$5,790,382

The accompanying notes are an integral part of these unaudited condensed financial statements.

Harmony Merger Corp.

Condensed Statement of Cash Flows

(unaudited)

For the three months ended March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(8,193)
Adjustments to reconcile Net Loss to net cash provided by operations:
Changes in operating assets and liabilities:
Prepaid expenses	(119,345)
Accounts payable	81,977
Net cash provided by Operating Activities	(45,561)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in restricted cash and cash equivalents	(117,300,000)
Net cash used in Investing Activities	(117,300,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of offering costs	(43,208)
Proceeds from advances from stockholders	75,674
Proceeds from Public Offering, net of offering costs	112,605,665
Proceeds from Insider Units	5,585,000
Net cash provided by Financing Activities	118,223,131

Net increase in cash and cash equivalents	877,570

Cash and cash equivalents at beginning of period	1,115
Cash and cash equivalents at end of period	$878,685
Supplemental disclosure of non-cash investing and financing activities
Accrual of deferred offering cost	$4,325,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Harmony Merger Corp.

Notes to Condensed Financial Statements

Note 1 — Organization and Plan of Business Operations

Harmony Merger Corp. (the “Company”) was incorporated in Delaware on May 21, 2014 as a blank check company whose objective is to acquire, through a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, one or more businesses or entities (a “Business Combination”).

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

All activity through March 31, 2015 relates to the Company’s formation, initial public offering and identifying suitable candidates for a Business Combination.

The registration statement for the Company’s initial public offering was declared effective on March 23, 2015. The Company consummated a public offering of 11,500,000 units on March 27, 2015 (the “Offering”), including the exercise of the over-allotment option (“Overallotment”) of 1,500,000 units, generating gross proceeds of $115,000,000 and net proceeds of $112,489,895 after deducting $2,510,105 of transaction costs (up to an additional $4,325,000 of deferred underwriting expenses may be paid upon the completion of a business combination), which is discussed in Note 3. In addition, the Company generated gross and net proceeds of $5,585,000 from the private placement (the “Private Placement”) to certain of the Initial Stockholders (defined below) and Cantor Fitzgerald & Co., the representative of the underwriters in the Offering (“Cantor”), which is described in Note 4. The units sold pursuant to the Offering (“Units”) and the Private Placement (“Private Units”) were sold at an offering price of $10.00 per Unit.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering and Private Placement, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination. The Company’s Units are listed on the Nasdaq Capital Market (“NASDAQ”). Pursuant to the NASDAQ listing rules, the Company’s initial Business Combination must be with a target business or businesses whose collective fair market value is at least equal to 80% of the balance in the trust account at the time of the execution of a definitive agreement for such Business Combination, although this may entail simultaneous acquisitions of several target businesses. There is no assurance that the Company will be able to effect a Business Combination successfully.

Following the closing of the Offering and the Private Placement on March 27, 2015, an amount of $117,300,000 (or $10.20 per share sold to the public in the Offering included in the Units (“Public Shares”)) from the sale of the Units and Private Units is being held in a trust account (“Trust Account”) and may be invested in money market funds meeting the applicable conditions of Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended, and that invest solely in U.S. treasuries or United States bonds, treasuries or notes having a maturity of 180 days or less. The $117,300,000 placed into the Trust Account may not be released until the earlier of (i) the consummation of the Company’s initial Business Combination and (ii) the Company’s failure to consummate a Business Combination within the prescribed time. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, the interest earned on the Trust Account balance may be released to the Company to pay the Company’s tax obligations. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements.

Harmony Merger Corp.

Notes to Condensed Financial Statements (continued)

The Company, after signing a definitive agreement for the acquisition of a target business, is required to provide stockholders who acquired Public Shares in the Offering (“Public Stockholders”) with the opportunity to convert their Public Shares for a pro rata share of the Trust Account. In the event that stockholders owning approximately 92.05% or more of the Public Shares exercise their conversion rights described below, the Business Combination will not be consummated. The actual percentages, however, will only be able to be determined once a target business is located and the Company can assess all of the assets and liabilities of the combined company upon consummation of the proposed Business Combination, subject to the requirement that the Company must have at least $5,000,001 of net tangible assets upon close of such Business Combination. As a result, the actual percentages of shares that can be converted may be significantly lower than the above estimates. The stockholders of the Company prior to the Offering (the “Initial Stockholders”) have agreed to vote any shares they then hold in favor of any proposed Business Combination and will (with certain exceptions) waive any conversion rights with respect to these shares and the shares included in the Private Units pursuant to letter agreements executed in connection with the Offering.

In connection with any proposed Business Combination, the Company will seek stockholder approval of an initial Business Combination at a meeting called for such purpose at which Public Stockholders may seek to convert their Public Shares, regardless of whether they vote for or against the proposed Business Combination. If the Company seeks stockholder approval of an initial Business Combination, any Public Stockholder voting either for or against such proposed Business Combination will be entitled to demand that his Public Shares be converted into a full pro rata portion of the amount then in the Trust Account (initially $10.20 per share, plus any pro rata interest earned on the funds held in the Trust Account and not released to the Company to pay its taxes). Holders of warrants sold as part of the Units will not be entitled to vote on the proposed Business Combination and will have no conversion or liquidation rights with respect to their shares of common stock underlying such warrants.

The Company will consummate a Business Combination only if holders of less than approximately 92.05% of the Public Shares, subject to adjustment as described above, elect to convert their shares to a pro-rata portion of the amount held in the Trust Account and a majority of the outstanding shares of common stock voted, are voted in favor of the Business Combination. Notwithstanding the foregoing, the Amended and Restated Certificate of Incorporation of the Company provides that a Public Stockholder, together with any affiliate or other person with whom such Public Stockholder is acting in concert or as a “group” (within the meaning of Section 13 of the Securities Act of 1934, as amended), will be restricted from seeking conversion rights with respect to an aggregate of more than 20% of the Public Shares (but only with respect to the amount over 20% of the Public Shares). A “group” will be deemed to exist if Public Stockholders (i) file a Schedule 13D or 13G indicating the presence of a group or (ii) acknowledge to the Company that they are acting, or intend to act, as a group.

Pursuant to the Company’s Amended and Restated Certificate of Incorporation, if the Company is unable to complete its initial Business Combination by March 27, 2017, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining holders of common stock and the Company’s board of directors, dissolve and liquidate. If the Company is unable to consummate an initial Business Combination and is forced to redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, each holder will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account and not released to the Company to pay any of its taxes. Holders of warrants will receive no proceeds in connection with the liquidation. The Initial Stockholders and the holders of Private Units will not participate in any redemption distribution with respect to their initial shares and Private Units, including the common stock included in the Private Units.

If the Company is unable to complete its initial Business Combination and expends all of the net proceeds of the Offering not deposited in the Trust Account, without taking into account any interest earned on the Trust Account, the Company expects that the initial per-share redemption price for common stock will be $10.20. The proceeds deposited in the Trust Account could, however, become subject to claims of the Company’s creditors that are in preference to the claims of the Company’s stockholders. In addition, if the Company is forced to file a bankruptcy case or an involuntary bankruptcy case is filed against it that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in its bankruptcy estate and subject to the claims of third parties with priority over the claims of the Company’s common stockholders. Therefore, the actual per-share redemption price may be less than $10.20.

Harmony Merger Corp.

Notes to Condensed Financial Statements (continued)

Eric S. Rosenfeld, the Company’s Chief Executive Officer, has agreed that he will be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduces the amount of funds in the Trust Account to below $10.20 per public share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the indemnity of the underwriters of the Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, Mr. Rosenfeld will not be responsible to the extent of any liability for such third party claims. Furthermore, he will not be personally liable to Public Stockholders and instead will only have liability to the Company. The Company has not independently verified whether Mr. Rosenfeld has sufficient funds to satisfy his indemnity obligations and, therefore, Mr. Rosenfeld may not be able to satisfy those obligations. The Company has not asked Mr. Rosenfeld to reserve for such eventuality. Accordingly, if the Company liquidates, the per-share distribution from the trust account could be less than $10.20 due to claims or potential claims of creditors.

Mr. Rosenfeld has also agreed to enter into an agreement in accordance with the guidelines of Rule 10b5-1of the Exchange Act, pursuant to which he will place limit orders for an aggregate of up to $500,000 of common stock of the Company commencing on the later of (1) two business days after a Form 8-K disclosing all material information relating to an initial Business Combination, and (2) 60 days after the termination of the “restricted period” in connection with Offering under Regulation M of the Exchange Act, and ending on the record date for the shareholder meeting at which such initial Business Combination is to be approved, or earlier in certain circumstances as described in the limit order agreement, which is referred to as the buyback period. These limit orders will require Mr. Rosenfeld to purchase any shares of common stock of the Company offered for sale (and not purchased by another investor) at or below a price equal to the per-share amount held in the Trust Account as reported in such Form 8-K, until the earlier of (1) the expiration of the buyback period or (2) the date such purchases reach $500,000 in total. The Company will provide at least 20 business days between the beginning of the buyback period and the record date for the shareholder meeting for such initial Business Combination. It is intended that the purchases will satisfy the conditions of Rule 10b-18(b) under the Exchange Act to the extent possible and the broker’s purchase obligation will otherwise be subject to applicable law, including Regulation M under the Exchange Act, which may prohibit or limit purchases pursuant to the limit order agreement in certain circumstances. Any shares purchased by Mr. Rosenfeld pursuant to this arrangement will be voted in favor of the proposed Business Combination. Additionally, Mr. Rosenfeld has agreed not to convert any buyback shares into the right to receive a pro rata portion of the funds held in the Trust Account or to transfer, assign or sell any buyback shares (except to the same permitted transferees as the insider shares and provided the transferees agree to the same transfer restrictions) until (A) the earlier of one year after the completion of an Initial Business combination and the date on which the closing price of common stock of the Company exceeds $12.50 for any 20 trading days within a 30-trading day period following the completion of an Initial Business combination with respect to 50% of the buyback shares and (B) one year after the completion of an Initial Business combination with respect to the remaining 50% of the buyback shares.

Harmony Merger Corp.

Notes to Condensed Financial Statements (continued)

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared for interim financial information and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included.  The Company has evaluated subsequent events through the issuance of this Form 10-Q.  Operating results for the quarter ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other period. The accompanying condensed financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s prospectus filed with the Securities and Exchange Commission on March 23, 2015.

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains cash balances that at times may be uninsured or in deposit accounts that exceed Federal Deposit Insurance Corporation limits. The Company maintains its cash deposits with major financial institutions.

Cash and cash equivalents held in Trust Account

At March 31, 2015, the assets in the Trust Account were held in cash.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Net loss per common share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of (i) warrants sold in the Initial Public Offering to purchase 11,500,000 shares of the Company and (ii) warrants sold in the Private Units to purchase 558,500 shares of the Company, in the calculation of diluted loss per share, since the exercise of the warrants is contingent on the occurrence of future events. 10,585,784 shares of common stock subject to possible conversion at March 31, 2015, were also excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the trust earnings. At March 31, 2015, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period.

Common stock subject to possible conversion

The Company accounts for its common stock subject to possible conversion in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”.   Common stock subject to mandatory conversion is classified as a liability instrument and is measured at fair value. Conditionally convertible common stock (including common stock that features conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at March 31, 2015, the common stock subject to possible conversion is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is required to file income tax returns in the United States (federal) and in various state and local jurisdictions. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on May 21, 2014, the evaluation was performed for the 2014 tax year, which will be the only period subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.

Harmony Merger Corp.

Notes to Condensed Financial Statements (continued)

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the three months ended March 31, 2015. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying balance sheet.

Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date these financial statements were issued, require potential adjustment to or disclosure in the financial statements and has concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

Note 3 — Initial Public Offering

On March 27, 2015, the Company sold 11,500,000 Units at a price of $10.00 per unit in the Offering. Each Unit consists of one share of common stock and one warrant (“Warrant”) to purchase one share of common stock at a price of $11.50 per share. The Warrants are exercisable commencing on the later of 30 days after the Company’s completion of a Business Combination or March 23, 2016 and expire five years from the completion of a Business Combination. The Company may redeem the Warrants at a price of $0.01 per Warrant upon 30 days’ notice, only in the event that the last sale price of the shares of common stock is at least $17.50 per share for any 20 trading days within a 30-trading day period ending on the third day prior to the date on which notice of redemption is given. If the Company redeems the Warrants as described above, it will have the option to require any holder that wishes to exercise his Warrant to do so on a “cashless basis.” In accordance with the warrant agreement relating to the Warrants sold in the Offering, the Company is only required to use its best efforts to file the registration statement covering the shares underlying the Warrants within 15 days after the closing of the Business Combination and to maintain the effectiveness of such registration statement. If a registration statement is not effective within 90 days following the consummation of a Business Combination, Warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise Warrants on a cashless basis. If the Company is unable to consummate a Business Combination, the Company will redeem 100% of the Public Shares using the funds in the Trust Account as described in Note 1. In such event, the Warrants will be worthless. In no event will the Company be required to net cash settle the Warrants.

Harmony Merger Corp.

Notes to Condensed Financial Statements (continued)

Note 4 — Private Units

Simultaneously with the Offering, certain of the Initial Stockholders of the Company and Cantor purchased an aggregate of 558,500 Private Units at $10.00 per Private Unit (for an aggregate purchase price of $5,585,000) from the Company. All of the proceeds received from these purchases were placed in the Trust Account.

The Private Units are identical to the Units sold in the Offering, except the Warrants included in the Private Units are non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees. In addition, for as long as any of the warrants underlying the Private Units are held by Cantor or its designees or affiliates, they may not be exercised after five years from the effective date of the registration statement relating to the Offering. Additionally the initial stockholders have agreed to vote the shares of common stock included therein in favor of any proposed Business Combination. All of the purchasers of the Private Units have agreed (i) not to convert any shares of common stock included therein into the right to receive cash from the Trust Account in connection with a stockholder vote to approve the proposed initial Business Combination and (ii) that the shares of common stock included therein shall not participate in any liquidating distribution upon winding up if a Business Combination is not consummated. Additionally, the holders have agreed not to transfer, assign or sell any of the Private Units or underlying securities (except to certain permitted transferees) until the completion of the initial Business Combination.

Note 5 — Notes Payable and Advance From Stockholders

The Company issued a $50,000 principal amount unsecured promissory note to Eric S. Rosenfeld, the Company’s Chief Executive Officer and an Initial Stockholder, on May 30, 2014. The note is non-interest bearing and payable on the earlier of (i) May 31, 2015, (ii) the consummation of the Offering or (iii) the date on which the Company determines not to proceed with the Offering. This loan became payable upon the consummation of the Offering, but as of March 31, 2015, it remains outstanding.

In March 2015, Eric S. Rosenfeld and a company wholly owned by Mr. Rosenfeld advanced the Company an aggregate of $73,847 for the payment of offering costs. In addition, David D. Sgro, the Company’s Chief Operating Officer and an Initial Stockholder, advanced the Company an aggregate of $1,827 for the payment of offering costs. These advances were repaid subsequent to March 31, 2015.

Note 6 — Commitments

The Company has entered into an agreement with the underwriters of the Offering (“Underwriting Agreement”) that required the Company to pay an underwriting discount of 2.0% of the gross proceeds of the Offering as an underwriting discount (excluding proceeds received from the exercise of the over-allotment option, on which the Company will not pay any upfront underwriting discount) and a deferred underwriting discount of up to 3.5% (or up to 5.5% on any proceeds received from the exercise of the over-allotment option) for an aggregate underwriting discount of up to 5.5% of the gross proceeds of the Offering. The Underwriting Agreement provides that up to $926,786 of the deferred underwriting discount may be payable to certain parties who are instrumental in advising the Company in connection with the closing of the Business Combination on either a contingent or non-contingent basis; provided, however that any portion of the deferred underwriting commission relating to an allocation made on a contingent basis where the contingency is not met shall not be paid to any party. The Underwriting Agreement provides that the deferred underwriting discount will only be payable if the Company successfully completes its initial Business Combination.

The Company has entered into an agreement with Canaccord Genuity Inc. (“Canaccord Genuity”) pursuant to which Canaccord Genuity will provide the Company with certain financial advisory services in connection with a preliminary review of potential merger and acquisition opportunities, or other services as reasonably requested by the Company and mutually agreeable by Canaccord Genuity, for a period of 18 months from the consummation of the Offering. In consideration of such services, the Company has agreed to pay Canaccord Genuity a fee of $135,000 in cash upon consummation of the Offering; however, as of the balance sheet date, this amount remained outstanding. Such amount was paid in April 2015. The son of the Company’s Chief Executive Officer is an employee of Canaccord Genuity.

Harmony Merger Corp.

Notes to Condensed Financial Statements (continued)

The Company presently occupies office space provided by an entity controlled by the Company’s Chairman and Chief Executive Officer. Such entity has agreed that until the earlier of Company’s consummation of a Business Combination or the liquidation of the Trust Account, it will make such office space, as well as general and administrative services including utilities and administrative support, available to the Company as may be required by the Company from time to time. The Company has agreed to pay an aggregate of $12,500 per month for such services commencing on the effective date of the Offering.

The Initial Stockholders and the holders of the Private Units (or underlying securities) will be entitled to registration rights with respect to the founding shares and the Private Units (or underlying securities) pursuant to a registration rights agreement signed in connection with the Offering. The holders of the majority of the Initial Shares (defined below) are entitled to demand that the Company register these shares at any time commencing three months prior to the first anniversary of the consummation of a Business Combination. The holders of the Private Units (or underlying securities) and Cantor are entitled to demand that the Company register these securities at any time after the Company consummates a Business Combination. In addition, the Initial Stockholders and holders of the Private Units (or underlying securities) have certain “piggy-back” registration rights on registration statements filed after the Company’s consummation of a Business Combination.

Note 7 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of March 31, 2015, there are no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 27,500,000 shares of common stock with a par value of $0.0001 per share.

In connection with the organization of the Company, a total of 2,875,000 shares of the Company’s shares of common stock were sold to the Initial Stockholders at a price of approximately $0.01 per share for an aggregate of $25,000. Effective November 7, 2014, the Company’s Board of Directors authorized a stock dividend of approximately 0.05 shares of common stock for each outstanding share of common stock.

The Initial Stockholders’ 3,026,250 shares (“Initial Shares”) were placed into an escrow account on the closing of the Offering. Subject to certain limited exceptions, these shares will not be released from escrow until with respect to 50% of the shares, the earlier of one year after the date of the consummation of an initial Business Combination and the date on which the closing price of the common stock exceeds $12.50 per share for any 20 trading days within a 30-trading day period following the consummation of an initial Business Combination and, with respect to the remaining 50% of the shares, one year after the date of the consummation of an initial Business Combination, or earlier if, subsequent to the Company’s initial Business Combination, the Company consummates a subsequent liquidation, merger, share exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property. Pursuant to letter agreements executed with the Company and the underwriter, the Initial Stockholders have waived their right to receive distributions with respect to their Initial Shares upon the Company’s redemption of 100% of the outstanding public shares held by the Public Stockholders. As of March 31, 2015, 15,084,750 shares of common stock were issued and outstanding which excludes 10,585,784 shares subject to possible conversion.

Item 2. Management’s Discussion and Analysis.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.  References to “we”, “us”, “our” or the “Company” are to Harmony Merger Corp., except where the context requires otherwise.  The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report.

Overview

We are a blank check company formed on May 21, 2014 to acquire, through a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, one or more businesses or entities.

We presently have no revenue, have had losses since inception from incurring general and administration costs and have no other operations other than searching for a business combination.  We have relied upon the sale of our securities and loans from our officers and directors to fund our operations.

The Company consummated the Offering of 11,500,000 units on March 27, 2015 generating gross proceeds of $115,000,000 and net proceeds of $112,489,895 after deducting $2,510,105 of transaction costs (up to an additional $4,325,000 of deferred underwriting expenses may be paid upon the completion of a business combination), which is discussed in Note 3 (“Initial Public Offering”) and $5,585,000 from the private placement to the initial stockholders of the Company (“Initial Stockholders”) and Cantor Fitzgerald & Co., the representative of the underwriters in the Offering (“Cantor”), which is described in Note 4 in the accompanying financial statements.

Our management has broad discretion with respect to the specific application of the net proceeds of the offering and the Private Placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination successfully.

Results of Operations

Our entire activity since inception up to the closing of our Initial Public Offering on March 27, 2015 was in preparation for that event.  Since the offering, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our Initial Business Combination.  We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents.  Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities).  We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.  We expect our expenses to increase substantially after this period.

For the three months ended March 31, 2015, we had net losses of $8,193, which consist primarily of general and administration costs.

Liquidity and Capital Resources

As of March 31, 2015, we had $878,685 in our operating bank account. We intend to use the remainder of the proceeds not held in the trust account plus the interest earned on the funds held in the trust account that may be released to us to fund our working capital requirements. While we may invest in other securities, we believe such rates are representative of those we may receive on the balance of the trust account.

Over the next 18 months, or 24 months if we have signed a definitive merger agreement prior to the expiration of the 18 month period, we will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. Our estimates are based upon the belief that in-depth due diligence will be undertaken only after we have negotiated and signed a letter of intent or other preliminary agreement that addresses the terms of a business combination. Our actual costs may be higher or lower than these estimates. We anticipate that we will incur approximately:

$150,000 of expenses for the search for target businesses and for the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of a business combination;

$25,000 of expenses for the due diligence and investigation of a target business by our officers, directors and initial stockholders;

$100,000 of expenses in legal and accounting fees relating to our SEC reporting obligations;

$300,000 for the payment of the administrative fee to Crescendo Advisors II, LLC (of $12,500 per month for up to 24 months);

$150,000 for income and franchise taxes; and

$75,000 for general working capital that will be used for miscellaneous expenses, Nasdaq continued listing fees liquidation obligations and reserves, including director and officer liability insurance premiums.

We anticipate that in order to fund our working capital requirements, we will need to use all of the remaining funds not held in trust and the interest earned on the funds held in the trust account. We may need to enter into contingent fee arrangements with our vendors or raise additional capital through loans or additional investments from our initial shareholders, officers, directors, or third parties. None of the initial shareholders, officers or directors is under any obligation to advance funds to, or invest in, us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and controlling overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The net proceeds of our initial public offering and sale of Private Units held in the Trust Account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

 Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2015, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2015 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 & Item 1a

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

In May 2014, we issued an aggregate of 2,875,000 shares of common stock for a total of $25,000 in cash, at a purchase price of approximately $0.01 share, to Eric S. Rosenfeld.

In June 2014, Mr. Rosenfeld transferred an aggregate of 693,000 shares of common stock to the following entities and in the following amounts:

Name	Number of Shares	Relationship to Us
NPIC Limited	231,000	Initial Stockholder
DKU 2013 LLC	231,000	Initial Stockholder
The K2 Principal Fund L.P.	231,000	Initial Stockholder

On November 7, 2014, we effected a stock dividend of approximately 0.05 shares of common stock for each outstanding share of common stock, resulting in our initial stockholders owning an aggregate of 3,026,250 insider shares.

In November and December 2014 and January and March 2015, our initial shareholders transferred shares amongst themselves, all for the same effective purchase price that the transferees paid for such shares, to effectuate economic arrangements between the parties.

The Company consummated the Offering of 11,500,000 units on March 27, 2015 generating gross proceeds of $115,000,000 and net proceeds of $112,489,895 after deducting $2,510,105 of transaction costs (up to an additional $4,325,000 of deferred underwriting expenses may be paid upon the completion of a business combination), which is discussed in Note 3 (“Initial Public Offering”) and $5,585,000 from the private placement to the initial stockholders of the Company (“Initial Stockholders”) and Cantor Fitzgerald & Co., the representative of the underwriters in the Offering (“Cantor”), which is described in Note 4.

On March 27, 2015, we consummated our initial public offering of 11,500,000 units, including 1,500,000 subject to the over-allotment option.   Each unit consisted of one share of common stock and one warrant, each to purchase one share of common stock. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $115,000,000. Cantor acted as the lead managing underwriter of the initial public offering.   The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-197330). The Securities and Exchange Commission declared the registration statement effective on March 23, 2015.

Simultaneously with the consummation of the initial public offering, we consummated the private placement (“Private Placement”) of 558,500 Units (“Private Placement Units”) purchased by the Company’s initial stockholders and Cantor at a price of $10.00 per Private Placement Unit, generating total proceeds of $5,585,000. The Private Placement Units are identical to the Units sold in the initial public offering except the warrants included in the Private Placement Units will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees. In addition, for as long as any of the warrants underlying the Private Placement Units are held by Cantor or its designees or affiliates, they may not be exercised after March 23, 2020. Additionally, because the warrants underlying the Private Placement Units were issued in a private transaction, the holders and their transferees will be allowed to exercise such warrants for cash even if a registration statement covering the shares of common stock issuable upon exercise of such warrants is not effective and receive unregistered shares. Furthermore, the initial stockholders have agreed to vote the shares of common stock underlying the Private Placement Units (“Private Shares”) in favor of any proposed business combination. All the purchasers of the Private Placement Units have also agreed (A) not to convert any Private Shares for cash from the trust account in connection with a stockholder vote to approve a proposed initial business combination or a vote to amend the provisions of the Company’s amended and restated certificate of incorporation relating to stockholders’ rights or pre-business combination activity and (B) that the Private Shares shall not participate in any liquidating distribution upon winding up if a business combination is not consummated. The purchasers have also agreed not to transfer, assign or sell any of the Private Placement Units or underlying securities (except to certain permitted transferees in limited situations) until the completion of an initial business combination.

We paid a total of $2,000,000 in underwriting discounts and commissions and $510,105 for other costs and expenses related to the offering (plus up to an additional $4,325,000 of deferred underwriting expenses may be paid upon the completion of a business combination).

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-Q.

Item 6.  Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARMONY MERGER CORP.

By:	/s/ Eric S. Rosenfeld
Eric S. Rosenfeld
Chief Executive Officer (Principal executive officer)

By:	/s/ Tom Kobylarz
Tom Kobylarz
Chief Financial Officer (Principal financial and accounting officer)

Date:  May 18, 2015

