Form 10-Q
period 2015-06-30
Harmony Merger Corp.
filed 2015-08-13
CIK 1612720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2015

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

212-319-7676

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ('232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

As of August 13, 2015, 15,084,750 shares of common stock, par value $0.0001 per share were issued and outstanding.

HARMONY MERGER CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2015

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheets	3
Condensed Statement of Operations	4
Condensed Statement of Changes in Stockholders’ Equity	5
Condensed Statement of Cash Flows	6
Notes to Unaudited Condensed Financial Statements	7-13
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-15
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	15
Item 4. Controls and Procedures	15-16
Part II. Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16-17
Item 6. Exhibits	17
Signatures	18

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Harmony Merger Corp.

Condensed Balance Sheets

	June 30, 2015 (unaudited)	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$479,086	$1,115
Deferred offering costs	-	115,770
Prepaid expenses	154,484	-
Total current assets:	633,570	116,885

Cash, cash equivalents and securities held in trust	117,316,864	-
Prepaid expenses - long term	66,373
Total assets:	$118,016,807	$116,885

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$58,509	$-
Offering Costs Payable	-	43,208
Note payable to stockholder	-	50,000
Total current liabilities:	58,509	93,208
Deferred Underwriters Fee	4,325,000	-
Total liabilities	4,383,509	93,208

Commitments
Common Stock, subject to possible conversion (10,585,784 shares at conversion value)	107,974,997	-
Stockholders' equity
Preferred stock, $.0001 par value, 1,000,000 authorized, 0 outstanding	-	-
Common stock, $.0001 par value; Authorized 27,500,000 shares, 4,498,966 issued and outstanding at June 30, 2015 (excluding 10,585,784 shares subject to possible conversion) and 3,026,250 issued and outstanding at December 31, 2014.	450	303
Additional paid-in capital	5,759,750	24,697
Accumulated deficit	(101,899)	(1,323)
Total stockholders' equity	5,658,301	23,677

Total liabilities and stockholders’ equity	$118,016,807	$116,885

The accompanying notes are an integral part of these unaudited condensed financial statements.

Harmony Merger Corp.

Condensed Statement of Operations

(unaudited)

	For the three months ended June 30, 2015	For the six months ended June 30, 2015	For the period May 21, 2014 (inception) to June 30, 2014
General and administrative costs	$72,011	$76,599	$542
General and administrative costs- related party	37,500	41,128
Operating loss	(109,511)	(117,727)	(542)

Interest Income	17,127	17,151	-

Net loss	$(92,384)	$(100,576)	$(542)

Weighted average shares outstanding	4,498,966	3,617,482	2,643,750

Basic and diluted net loss per share	$(0.02)	$(0.03)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Harmony Merger Corp.

Condensed Statement of Changes in Stockholders’ Equity

(unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Stockholder's
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2015	3,026,250	$303	$24,697	$(1,323)	$23,677
Sale of 11,500,000 units	11,500,000	1,150	114,998,850	-	115,000,000
Underwriters discount and offering expenses	-	-	(6,874,803)	-	(6,874,803)
Sale of 558,500 private units	558,500	56	5,584,944	-	5,585,000
Net proceeds subject to possible conversion	(10,585,784)	(1,059)	(107,973,938)		(107,974,997)
Net loss	-	-	-	(100,576)	(100,576)
Balance at June 30, 2015	4,498,966	$450	$5,759,750	$(101,899)	$5,658,301

The accompanying notes are an integral part of these unaudited condensed financial statements.

Harmony Merger Corp.

Condensed Statement of Cash Flows

(unaudited)

	For the six months ended June 30, 2015	For the period May 21, 2014 (inception) to June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(100,576)	$(542)
Adjustments to reconcile Net Loss to net cash provided by operations:
Interest earned on cash and securities in trust	(16,864)
Changes in operating assets and liabilities:
Deferred offering costs associated with initial public offering		(22,500)
Prepaid expenses	(220,857)
Accounts payable	58,509
Net cash provided by Operating Activities	(279,788)	(23,042)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in cash, cash equivalents and securities in trust account	(117,300,000)	-
Net cash used in Investing Activities	(117,300,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of offering costs	(82,906)
Payment of note to stockholder	(50,000)
Cash received from initial stockholder		75,000
Proceeds from Public Offering, net of offering costs	112,605,665
Proceeds from Insider Units	5,585,000
Net cash provided by Financing Activities	118,057,759	75,000

Net increase in cash and cash equivalents	477,971	51,958

Cash and cash equivalents at beginning of period	1,115	-
Cash and cash equivalents at end of period	$479,086	$51,958
Non-cash financing activities:
Accrual of deferred offering costs	$4,325,000	$-

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

All activity through June 30, 2015 relates to the Company’s formation, initial public offering and identifying suitable candidates for a Business Combination.

The registration statement for the Company’s initial public offering was declared effective on March 23, 2015. The Company consummated a public offering of 11,500,000 units (“Units”) on March 27, 2015 (the “Offering”), including the exercise of the over-allotment option (“Overallotment”) of 1,500,000 Units, generating gross proceeds of $115,000,000 and net proceeds of $112,529,593 after deducting $2,549,803 of transaction costs (up to an additional $4,325,000 of deferred underwriting expenses may be paid upon the completion of a business combination), which is discussed in Note 3. In addition, the Company generated gross and net proceeds of $5,585,000 from a private placement (the “Private Placement”) of units (“Private Units”) to certain of the Initial Stockholders (defined below) and Cantor Fitzgerald & Co., the representative of the underwriters in the Offering (“Cantor”), which is described in Note 4.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering and Private Placement, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination. The Company’s securities are listed on the Nasdaq Capital Market (“NASDAQ”). Pursuant to the NASDAQ listing rules, the Company’s initial Business Combination must be with a target business or businesses whose collective fair market value is at least equal to 80% of the balance in the trust account at the time of the execution of a definitive agreement for such Business Combination, although this may entail simultaneous acquisitions of several target businesses. There is no assurance that the Company will be able to effect a Business Combination successfully.

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

Harmony Merger Corp.

Notes to Condensed Financial Statements (continued)

The Company, after signing a Business Combination, is required to provide stockholders who acquired Public Shares in the Offering (“Public Stockholders”) with the opportunity to convert their Public Shares for a pro rata share of the Trust Account. In the event that stockholders owning approximately 92.05% or more of the Public Shares exercise their conversion rights described below, the Business Combination will not be consummated. The actual percentages, however, will only be able to be determined once a target business is located and the Company can assess all of the assets and liabilities of the combined company upon consummation of the proposed Business Combination, subject to the requirement that the Company must have at least $5,000,001 of net tangible assets upon close of such Business Combination. As a result, the actual percentage of shares that can be converted may be significantly lower than the above estimates. The stockholders of the Company prior to the Offering (the “Initial Stockholders”) have agreed to vote any shares they then hold in favor of any proposed Business Combination and will waive any conversion rights with respect to these shares and the shares included in the Private Units pursuant to letter agreements executed in connection with the Offering.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared for interim financial information and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included.  The Company has evaluated subsequent events through the issuance of this Form 10-Q.  Operating results for the quarter ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other period. The accompanying condensed financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s prospectus filed with the Securities and Exchange Commission on March 24, 2015.

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains cash balances that at times may be uninsured or in deposit accounts that exceed Federal Deposit Insurance Corporation limits. The Company maintains its cash deposits with major financial institutions.

Harmony Merger Corp.

Notes to Condensed Financial Statements (continued)

Cash, cash equivalents and securities held in Trust Account

At June 30, 2015, substantially all of the assets in the Trust Account were held in United States Treasury Bills with a maturity of October 8, 2015. $117,299,691 in US Treasury Bills were purchased on April 21, 2015. At June, 30, 2015 the trust account had accrued $16,864 in interest and held $309 in cash.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Net loss per common share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of (i) warrants sold in the Initial Public Offering to purchase 11,500,000 shares of the Company and (ii) warrants sold in the Private Units to purchase 558,500 shares of the Company, in the calculation of diluted loss per share, since the exercise of the warrants is contingent on the occurrence of future events. 10,585,784 shares of common stock subject to possible conversion at June 30, 2015, were also excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the trust earnings. At June 30, 2015, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period.

Common stock subject to possible conversion

The Company accounts for its common stock subject to possible conversion in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”.   Common stock subject to mandatory conversion is classified as a liability instrument and is measured at fair value. Conditionally convertible common stock (including common stock that features conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at June 30, 2015, the common stock subject to possible conversion is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

Harmony Merger Corp.

Notes to Condensed Financial Statements (continued)

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the three months ended June 30, 2015. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

Note 5 — Notes Payable and Advance From Stockholders

The Company issued a $50,000 principal amount unsecured promissory note to Eric S. Rosenfeld, the Company’s Chief Executive Officer and an Initial Stockholder, on May 30, 2014. The note was non-interest bearing and payable on the earlier of (i) May 31, 2015, (ii) the consummation of the Offering or (iii) the date on which the Company determined not to proceed with the Offering. This loan became payable upon the consummation of the Offering and was paid to Mr. Rosenfeld in April 2015.

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

The Company has entered into an agreement with Canaccord Genuity Inc. (“Canaccord Genuity”) pursuant to which Canaccord Genuity will provide the Company with certain financial advisory services in connection with a preliminary review of potential merger and acquisition opportunities, or other services as reasonably requested by the Company and mutually agreeable by Canaccord Genuity, for a period of 18 months from the consummation of the Offering. In consideration of such services, the Company paid Canaccord Genuity a fee of $135,000 in cash upon consummation of the Offering. Such amount was paid in April 2015. The son of the Company’s Chief Executive Officer is an employee of Canaccord Genuity.

The Company presently occupies office space provided by an entity controlled by the Company’s Chairman and Chief Executive Officer. Such entity has agreed that until the earlier of Company’s consummation of a Business Combination or the liquidation of the Trust Account, it will make such office space, as well as general and administrative services including utilities and administrative support, available to the Company as may be required by the Company from time to time. The Company pays an aggregate of $12,500 per month for such services.

Harmony Merger Corp.

Notes to Condensed Financial Statements (continued)

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

As of June 30, 2015, there are no shares of preferred stock issued or outstanding.

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

The Initial Stockholders’ 3,026,250 shares (“Initial Shares”) were placed into an escrow account on the closing of the Offering. Subject to certain limited exceptions, these shares will not be released from escrow until with respect to 50% of the shares, the earlier of one year after the date of the consummation of an initial Business Combination and the date on which the closing price of the common stock exceeds $12.50 per share for any 20 trading days within a 30-trading day period following the consummation of an initial Business Combination and, with respect to the remaining 50% of the shares, one year after the date of the consummation of an initial Business Combination, or earlier if, subsequent to the Company’s initial Business Combination, the Company consummates a subsequent liquidation, merger, share exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property. Pursuant to letter agreements executed with the Company and the underwriter, the Initial Stockholders have waived their right to receive distributions with respect to their Initial Shares upon the Company’s redemption of 100% of the outstanding public shares held by the Public Stockholders. As of June 30, 2015, 4,498,966 shares of common stock were issued and outstanding which excludes 10,585,784 shares subject to possible conversion.

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

The Company consummated the Offering of 11,500,000 units on March 27, 2015 generating gross proceeds of $115,000,000 and net proceeds of $112,529,593 after deducting $2,549,803 of transaction costs (up to an additional $4,325,000 of deferred underwriting expenses may be paid upon the completion of a business combination), which is discussed in Note 3 (“Initial Public Offering”) and $5,585,000 from the private placement to the initial stockholders of the Company (“Initial Stockholders”) and Cantor Fitzgerald & Co., the representative of the underwriters in the Offering (“Cantor”), which is described in Note 4 in the accompanying financial statements.

Our management has broad discretion with respect to the specific application of the net proceeds of the offering and the Private Placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination successfully.

Results of Operations

Our entire activity since inception up to the closing of our Initial Public Offering on March 23, 2015 was in preparation for that event.  Since the offering, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our Initial Business Combination.  We expect to generate small amounts of non-operating income in the form of interest income on cash, cash equivalents and securities.  Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities).

For the three months ended June 30, 2015, we had net losses of $92,384, which consisted primarily of $37,500 in administrative fees to Crescendo Advisors II, LLC, an affiliate of our Chairman and CEO, Eric Rosenfeld, investment banking fees of approximately $22,400, professional fees of approximately $14,700, and public company costs of approximately $13,600, which were offset by interest income of approximately $17,100.

For the six months ended June 30, 2015 we had net losses of $100,576, which consisted primarily of approximately $41,000 in administrative fees to Crescendo Advisors II, LLC, an affiliate of our Chairman and CEO, Eric Rosenfeld, investment banking fees of approximately $23,600, professional fees of approximately $14,700, and public company costs of approximately $13,600, which were offset by interest income of approximately $17,200.

For the period from May 21, 2014 (inception) through June 30, 2014, we had losses of $542 which consisted of approximately $500 in corporate registration fees.

Liquidity and Capital Resources

As of June 30, 2015, we had $479,086 in our operating bank account. We intend to use the remainder of the proceeds not held in the trust account. Interest earned in the trust account may be released to the Company to pay the Company’s tax obligations. As of June 30, 2015, U.S Treasury Bills with one month, three month, and six month maturities were yielding approximately 0.01%, 0.02%, and 0.11%, respectively. While we may invest in other securities, we believe such rates are representative of those we may receive on the balance of the trust account.

Over the next 21 months we will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. Our estimates are based upon the belief that in-depth due diligence will be undertaken only after we have negotiated and signed a letter of intent or other preliminary agreement that addresses the terms of a business combination. Our actual costs may be higher or lower than these estimates. We anticipate that we will incur approximately:

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2015.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2015, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

The Company consummated the Offering of 11,500,000 units on March 27, 2015 generating gross proceeds of $115,000,000 and net proceeds of $112,529,593 after deducting $2,549,803 of transaction costs (up to an additional $4,325,000 of deferred underwriting expenses may be paid upon the completion of a business combination), which is discussed in Note 3 (“Initial Public Offering”) and $5,585,000 from the private placement to the initial stockholders of the Company (“Initial Stockholders”) and Cantor Fitzgerald & Co., the representative of the underwriters in the Offering (“Cantor”), which is described in Note 4. Each unit consisted of one share of common stock and one warrant, each to purchase one share of common stock. Cantor acted as the lead managing underwriter of the initial public offering.   The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-197330). The Securities and Exchange Commission declared the registration statement effective on March 23, 2015.

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

We paid a total of $2,000,000 in underwriting discounts and commissions and $549,803 for other costs and expenses related to the offering (plus up to an additional $4,325,000 of deferred underwriting expenses may be paid upon the completion of a business combination).

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

Date:  August 13, 2015

