Form 10-Q
period 2015-09-30
Harmony Merger Corp.
filed 2015-11-03
CIK 1612720

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2015

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

As of October 30, 2015, 15,084,750 shares of common stock, par value $0.0001 per share were issued and outstanding.

HARMONY MERGER CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2015

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statement of Changes in Stockholders’ Equity	5
Condensed Statements of Cash Flows	6
Notes to Unaudited Condensed Financial Statements	7-13
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-15
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	15
Item 4. Controls and Procedures	15-16
Part II. Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16-17
Item 6. Exhibits	17
Signatures	18

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Harmony Merger Corp.

Condensed Balance Sheets

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$379,939	$1,115
Deferred offering costs	-	115,770
Prepaid expenses	100,151	-
Total current assets:	480,090	116,885

Cash, cash equivalents and securities held in Trust	117,339,353	-
Prepaid expenses - long term	66,373	-
Total assets:	$117,885,816	$116,885

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$17,259	$-
Offering Costs Payable	-	43,208
Note payable to stockholder	-	50,000
Total current liabilities:	17,259	93,208
Deferred Underwriters Fee	4,325,000	-
Total liabilities	4,342,259	93,208

Commitments
Common Stock, subject to possible conversion (10,585,784 shares at conversion value)	107,974,997	-
Stockholders' equity
Preferred stock, $.0001 par value, 1,000,000 authorized, 0 outstanding	-	-
Common stock, $.0001 par value; Authorized 27,500,000 shares, 4,498,966 issued and outstanding at September 30, 2015 (excluding 10,585,784 shares subject to possible conversion) and 3,026,250 issued and outstanding at December 31, 2014.	450	303
Additional paid-in capital	5,759,750	24,697
Accumulated deficit	(191,640)	(1,323)
Total stockholders' equity	5,568,560	23,677

Total liabilities and stockholders’ equity	$117,885,816	$116,885

The accompanying notes are an integral part of these unaudited condensed financial statements.

Harmony Merger Corp.

Condensed Statements of Operations

(unaudited)

	For the three months ended September 30, 2015	For the nine months ended September 30, 2015	For the period May 21, 2014 (inception) to September 30, 2014
General and administrative costs	$74,816	$151,414	$(1,125)
General and administrative costs- related party	37,500	78,629	-
Operating loss	(112,316)	(230,043)	1,125
Interest Income	22,574	39,726	30
Net loss	$(89,742)	$(190,317)	$(1,095)
Weighted average shares outstanding	4,498,966	$3,914,539	2,643,750
Basic and diluted net loss per share	$(0.02)	$(0.05)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Harmony Merger Corp.

Condensed Statement of Changes in Stockholders’ Equity

(unaudited)

	Common Stock		Additional Paid-in	Deficit	Stockholder's
	Shares	Amount	Capital	Accumulated	Equity
Balance at January 1, 2015	3,026,250	$303	$24,697	$(1,323)	$23,677
Sale of 11,500,000 units	11,500,000	1,150	114,998,850	-	115,000,000
Underwriters discount and offering expenses	-	-	(6,874,803)	-	(6,874,803)
Sale of 558,500 private units	558,500	56	5,584,944	-	5,585,000
Net proceeds subject to possible conversion	(10,585,784)	(1,059)	(107,973,938)		(107,974,997)
Net loss	-	-	-	(190,317)	(190,317)
Balance at September 30, 2015	4,498,966	$450	$5,759,750	$(191,640)	$5,568,560

The accompanying notes are an integral part of these unaudited condensed financial statements.

Harmony Merger Corp.

Condensed Statements of Cash Flows

(unaudited)

	For the nine months ended September 30, 2015	For the period May 21, 2014 (inception) to September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(190,317)	$(1,095)
Adjustments to reconcile Net Loss to net cash provided by operations:
Interest earned on cash and securities in trust	(39,353)
Changes in operating assets and liabilities:
Prepaid expenses	(166,524)
Accounts payable	17,259
Net cash provided by Operating Activities	(378,935)	(1,095)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in cash, cash equivalents and securities in Trust Account	(117,300,000)	-
Net cash used in Investing Activities	(117,300,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of offering costs	(82,906)
Payment of deferred offering costs associated with initial public offering		(67,562)
Proceeds from note payable, stockholder	(50,000)	50,000
Proceeds from sale of shares of common stock to initial stockholders	-	25,000
Proceeds from Public Offering, net of offering costs	112,605,665	-
Proceeds from Insider Units	5,585,000	-
Net cash provided by Financing Activities	118,057,759	7,438

Net increase in cash and cash equivalents	378,824	6,343

Cash and cash equivalents at beginning of period	1,115	-
Cash and cash equivalents at end of period	$379,939	$6,343
Supplemental disclosure of non-cash investing and financing activities
Accrual of deferred underwriting fee	4,325,000	-
Accrual of deferred offering costs	$-	$30,800

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

All activity through September 30, 2015 relates to the Company’s formation, initial public offering and identifying suitable candidates for a Business Combination.

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

Harmony Merger Corp.

Notes to Condensed Financial Statements (continued)

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

Harmony Merger Corp.

Notes to Condensed Financial Statements (continued)

Management believes that it has sufficient capital to operate the business for at least the next twelve months. Management anticipates that in order to fund working capital requirements, the Company will need to use all of the remaining funds not held in trust and the interest earned on the funds held in the trust account. The Company may need to enter into contingent fee arrangements with vendors or raise additional capital through loans or additional investments from initial shareholders, officers, directors, or third parties. None of the initial shareholders, officers or directors is under any obligation to advance funds to, or invest in, the Company. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and controlling overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared for interim financial information and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included.  The Company has evaluated subsequent events through the issuance of this Form 10-Q.  Operating results for the quarter ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other period. The accompanying condensed financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s prospectus filed with the Securities and Exchange Commission on March 24, 2015.

The Company had de minimus activity for the period from July 1, 2014 to September 30, 2014. The condensed statement of operations for the period May 21, 2014 (inception) to September 30, 2014 has no material difference with that for the comparative period from July 1, 2014 to September 30, 2014, and is not presented separately.

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

Harmony Merger Corp.

Notes to Condensed Financial Statements (continued)

Cash, cash equivalents and securities held in Trust Account

At September 30, 2015, substantially all of the assets in the Trust Account were held in United States Treasury Bills with a maturity of October 8, 2015. $117,299,691 in US Treasury Bills were purchased on April 21, 2015. At September 30, 2015 the trust account had accrued $39,353 in interest and held $309 in cash.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Net loss per common share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of (i) warrants sold in the Initial Public Offering to purchase 11,500,000 shares of the Company and (ii) warrants sold in the Private Units to purchase 558,500 shares of the Company, in the calculation of diluted loss per share, since the exercise of the warrants is contingent on the occurrence of future events. 10,585,784 shares of common stock subject to possible conversion at September 30, 2015, were also excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the trust earnings. At September 30, 2015, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period.

Common stock subject to possible conversion

The Company accounts for its common stock subject to possible conversion in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”.   Common stock subject to mandatory conversion is classified as a liability instrument and is measured at fair value. Conditionally convertible common stock (including common stock that features conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at September 30, 2015, the common stock subject to possible conversion is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

Harmony Merger Corp.

Notes to Condensed Financial Statements (continued)

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the three months ended September 30, 2015. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

As of September 30, 2015, there are no shares of preferred stock issued or outstanding.

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

The Initial Stockholders’ 3,026,250 shares (“Initial Shares”) were placed into an escrow account on the closing of the Offering. Subject to certain limited exceptions, these shares will not be released from escrow until with respect to 50% of the shares, the earlier of one year after the date of the consummation of an initial Business Combination and the date on which the closing price of the common stock exceeds $12.50 per share for any 20 trading days within a 30-trading day period following the consummation of an initial Business Combination and, with respect to the remaining 50% of the shares, one year after the date of the consummation of an initial Business Combination, or earlier if, subsequent to the Company’s initial Business Combination, the Company consummates a subsequent liquidation, merger, share exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property. Pursuant to letter agreements executed with the Company and the underwriter, the Initial Stockholders have waived their right to receive distributions with respect to their Initial Shares upon the Company’s redemption of 100% of the outstanding public shares held by the Public Stockholders. As of September 30, 2015, 4,498,966 shares of common stock were issued and outstanding which excludes 10,585,784 shares subject to possible conversion.

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

The Company consummated the Offering of 11,500,000 units on March 27, 2015 generating gross proceeds of $115,000,000 and net proceeds of $112,529,593 after deducting $2,549,803 of transaction costs (up to an additional $4,325,000 of deferred underwriting expenses may be paid upon the completion of a business combination) and $5,585,000 from the private placement to the initial stockholders of the Company (“Initial Stockholders”) and Cantor Fitzgerald & Co., the representative of the underwriters in the Offering (“Cantor”).

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

For the three months ended September 30, 2015, we had net losses of $89,742, which consisted primarily of $37,500 in administrative fees to Crescendo Advisors II, LLC, an affiliate of our Chairman and CEO, Eric Rosenfeld, investment banking fees of approximately $22,600, public company costs of approximately $13,600, professional fees of approximately $11,300, retainer fees of approximately $7,500, insurance costs of approximately $7,300, research costs of approximately $6,300 and trust fund administration costs of approximately $3,300 which were offset by interest income of approximately $22,600.

For the nine months ended September 30, 2015 we had net losses of $190,317, which consisted primarily of approximately $78,600 in administrative fees to Crescendo Advisors II, LLC, an affiliate of our Chairman and CEO, Eric Rosenfeld, investment banking fees of approximately $46,200, professional fees of approximately $26,000, public company costs of approximately $29,500, insurance costs of approximately $14,900, research costs of approximately $13,000, retainer fees of approximately $8,700, and trust fund administration costs of approximately $7,500 which were offset by interest income of approximately $39,700.

For the period from May 21, 2014 (inception) through September 30, 2014, we had losses of $1,096 which consisted of approximately $500 in corporate registration fees.

Liquidity and Capital Resources

As of September 30, 2015, we had $379,939 in our operating bank account. Interest earned in the trust account may be released to the Company to pay the Company’s tax obligations. As of September 30, 2015, U.S Treasury Bills with one month, three month, and six month maturities were yielding approximately 0.00%, 0.00%, and 0.08%, respectively. While we may invest in other securities, we believe such rates are representative of those we may receive on the balance of the trust account.

Over the next 18 months we will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. Our estimates are based upon the belief that in-depth due diligence will be undertaken only after we have negotiated and signed a letter of intent or other preliminary agreement that addresses the terms of a business combination. Our actual costs may be higher or lower than these estimates.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2015.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2015, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

The Company consummated the Offering of 11,500,000 units on March 27, 2015 generating gross proceeds of $115,000,000 and net proceeds of $112,529,593 after deducting $2,549,803 of transaction costs (up to an additional $4,325,000 of deferred underwriting expenses may be paid upon the completion of a business combination) and $5,585,000 from the private placement to the initial stockholders of the Company (“Initial Stockholders”) and Cantor Fitzgerald & Co., the representative of the underwriters in the Offering (“Cantor”). Each unit consisted of one share of common stock and one warrant, each to purchase one share of common stock. Cantor acted as the lead managing underwriter of the initial public offering.   The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-197330). The Securities and Exchange Commission declared the registration statement effective on March 23, 2015.

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

Date:  November 3, 2015