Form 10-K
period 2015-12-31
Harmony Merger Corp.
filed 2016-04-01
CIK 1612720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission File Number 001-36842

HARMONY MERGER CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-5723951
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

777 Third Avenue, 37th Floor New York, NY	10017
(Address of Principal Executive Offices)	(Zip Code)

(212) 319-7676

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.0001 per share	The NASDAQ Stock Market LLC

Redeemable Warrants, each to purchase one Share of Common Stock	The NASDAQ Stock Market LLC

Units, each consisting of one Share of Common Stock and one Redeemable Warrant	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒  No ☐

As of June 30, 2015 (the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of common stock held by non-affiliates was approximately $126,308,441 (based on a closing price of $9.85 per share).

As of March 30, 2016, there were 15,084,750 shares of common stock, $.0001 par value per share, outstanding.

Documents Incorporated by Reference: None.

PART I

ITEM 1. BUSINESS

Harmony Merger Corp. (the “Company” or “we”) is a blank check company formed on May 21, 2014 for the purpose of entering into a merger, stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. The Company’s efforts in identifying a prospective target business are not limited to a particular industry or geographic region of the world.

On March 27, 2015, we closed our initial public offering of 11,500,000 units, including 1,500,000 units that were subject to the underwriters’ over-allotment option, with each unit consisting of one share of common stock, par value $.0001 per share (“Common Stock”), and one redeemable warrant (“Warrant”) entitling the holder to purchase one share of common stock at a price of $11.50 per share commencing on the later of 30 days after the completion of an initial business combination or March 23, 2016. Simultaneous with the consummation of the initial public offering, we consummated the private placement of 558,500 units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit, generating total proceeds of $5,585,000. The Private Placement Units were purchased by the Initial Stockholders (defined below) and Cantor Fitzgerald & Co., the representative of the underwriters in the initial public offering (“Cantor”).

Competitive Advantages

We believe our competitive strengths to be the following:

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares in the target business for our shares or for a combination of shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses might find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, roadshow and public reporting efforts that will likely not be present to the same extent in connection with a business combination with us. Furthermore, once the business combination is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering as well as general market conditions that could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests than it would have as a privately-held company. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our status as a public company will make us an attractive business partner, some potential target businesses may view the inherent limitations in our status as a blank check company as a deterrent and may prefer to effect a business combination with a more established entity or with a private company.

Transaction flexibility

We offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. In addition, we have the ability to offer stock- or cash-based contingency (or earnout) payments which may not be available in other types of transactions.

Management Experience

We believe that our executive officers and directors possess the experience, skills and contacts necessary to source, evaluate, and execute an attractive business combination. Eric S. Rosenfeld, our Chairman and Chief Executive Officer, has also served as Chairman and Chief Executive Officer of four prior publicly-held blank check companies: (i) Arpeggio Acquisition Corporation, or Arpeggio, which raised $40.8 million in June 2004 and consummated a business combination with Hill International, Inc., or Hill International, in June 2006, (ii) Rhapsody Acquisition Corp., or Rhapsody, which raised $41.4 million in October 2006 and consummated a business combination with Primoris Corporation, or Primoris, in July 2008, (iii) Trio Merger Corp., or Trio, which raised $69 million in June 2011 and consummated a business combination with SAExploration Holdings Inc., or SAE, in June 2013 and (iv) Quartet Merger Corp., which raised $96.6 million in November 2013 and consummated a business combination with Pangea Logistics Solutions Ltd., or Pangaea, in October 2014. David D. Sgro, our Chief Operating Officer, has also served as Chief Financial Officer of Rhapsody, Trio and Quartet. Additionally, Leonard B. Schlemm, a member of our Board, served as a member of the Board of Arpeggio and Rhapsody, and John P. Schauerman has served as a member of the Board of Quartet. We believe that potential sellers of target businesses will view the fact that our management team has successfully closed four business combinations with vehicles similar to our company as a positive factor in considering whether or not to enter into a business combination with us. However, there is no assurance that we will complete a business combination.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time. We intend to utilize cash derived from the proceeds of our initial public offering and the private placement of Private Placement Units, our share capital, debt or a combination of these in effecting a business combination. Although substantially all of the net proceeds of the initial public offering and the private placement of Private Placement Units are intended to be applied generally toward effecting a business combination, the proceeds are not otherwise being designated for any more specific purposes. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

Sources of Target Businesses

While we have not yet identified any acquisition candidates, we believe based on our management’s business knowledge and past experience that there are numerous acquisition candidates. We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this annual report and know what types of businesses we are targeting. For instance, the transaction between Primoris and Rhapsody was made possible because an industry professional that was aware of Rhapsody’s management team and their prior deal with Hill International encouraged Primoris to contact Rhapsody. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. For instance, the Hill International transaction was brought to Eric Rosenfeld as a result of his prior work experience with a member of an investment banking firm that was representing Hill International as it explored strategic alternatives. We may also determine to engage the services of professional firms or other individuals that specialize in business acquisitions on a formal basis (in addition to Canaccord Genuity Inc. who we engaged to provide us with certain financial advisory services at the time of our initial public offering described elsewhere in this annual report), in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will any of our existing officers, directors, special advisor or initial stockholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination (regardless of the type of transaction). If we decide to enter into a business combination with a target business that is affiliated with our officers, directors or initial stockholders, we will do so only if we have obtained an opinion from an independent investment banking firm reasonably acceptable to Cantor that the business combination is fair to our unaffiliated stockholders from a financial point of view.

Selection of a Target Business and Structuring of a Business Combination

Subject to the limitations that a target business have a fair market value of at least 80% of the balance in the trust account (excluding deferred underwriting fees and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

●	financial condition and results of operation;

●	growth potential;

●	brand recognition and potential;

●	return on equity or invested capital;

●	market capitalization or enterprise value;

●	experience and skill of management and availability of additional personnel;

●	capital requirements;

●	competitive position;

●	barriers to entry;

●	stage of development of its products, processes or services;

●	existing distribution and potential for expansion;

●	degree of current or potential market acceptance of the products, processes or services;

●	proprietary aspects of products and the extent of intellectual property or other protection for its products, processes, formulas or services;

●	impact of regulation on the business;

●	regulatory environment of the industry;

●	costs associated with effecting the business combination;

●	industry leadership, sustainability of market share and attractiveness of market industries in which a target business participates; and

●	macro competitive dynamics in the industry within which the company competes.

We believe such factors will be important in evaluating prospective target businesses, regardless of the location or industry in which such target business operates. However, this list is not intended to be exhaustive. Furthermore, we may decide to enter into a business combination with a target business that does not meet these criteria and guidelines.

Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

Pursuant to NASDAQ listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding deferred underwriting fees and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, although we may acquire a target business whose fair market value significantly exceeds 80% of the trust account balance. We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure a business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, only the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. Since we have no specific business combination under consideration, we have not entered into any such fund raising arrangement and have no current intention of doing so. The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

Lack of Business Diversification

Our business combination must be with a target business or businesses that collectively satisfy the minimum valuation standard at the time of such acquisition, as discussed above, although this process may entail the simultaneous acquisitions of several operating businesses at the same time. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

●	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

●	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

Limited Ability to Evaluate the Target Business’ Management

Although we intend to scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following a business combination, it is unlikely that they will devote their full time efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. Additionally, our officers and directors may not have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholder Approval of Business Combination

In connection with any proposed business combination, we will seek stockholder approval of an initial business combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, for a pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid. The amount in the trust account as of December 31, 2015 was $10.21 per share sold in our initial public offering.

We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and a majority of the outstanding shares of common stock voted are voted in favor of the business combination. We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act.

Notwithstanding the foregoing, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, such condition may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares converted) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait until March 27, 2017 in order to be able to receive a pro rata share of the trust account.

Our stockholders prior to our initial public offering, or “initial stockholders,” and our officers and directors have agreed (1) to vote any shares of common stock owned by them in favor of any proposed business combination and (2) not to convert any shares owned by them prior to our initial public offering, or “insider shares,” in connection with a stockholder vote to approve a proposed initial business combination or a vote to amend the provisions of our amended and restated certificate of incorporation relating to stockholders’ rights or pre-business combination activity. Additionally, Eric S. Rosenfeld, our Chief Executive Officer, has agreed to enter into an agreement in accordance with the guidelines of Rule 10b5-1 of the Exchange Act, pursuant to which he will place limit orders for an aggregate of up to $500,000 of our common stock, or “buyback shares,” as described in more detail in this annual report. Any buyback shares purchased by Mr. Rosenfeld pursuant to this arrangement will be voted in favor of the proposed business combination, thereby further reducing the number of public shares needed to be voted in favor of a business combination to have it approved.

If we hold a meeting to approve a proposed business combination and a significant number of stockholders vote, or indicate an intention to vote, against such proposed business combination, our officers, directors, initial stockholders or their affiliates could purchase shares in the open market or in private transactions in order to influence the vote. Notwithstanding the foregoing, our officers, directors, initial stockholders and their affiliates will not make purchases of shares of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

Conversion Rights

At any meeting called to approve an initial business combination, public stockholders (including NPIC Limited, DKU 2013 LLC, The K2 Principal Fund L.P., Covalent Capital Partners Master Fund, L.P. and Halcyon Master Fund L.P. but not our other initial stockholders) may seek to convert their public shares, regardless of whether they vote for or against the proposed business combination, for a pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid. A holder will always have the ability to vote against a proposed business combination and not seek conversion of his shares.

Our initial stockholders have agreed not to convert any insider shares or shares included in the Private Placement Units, or “private shares,” for a pro rata portion of the funds in the trust account in connection with a stockholder vote to approve a proposed initial business combination. Additionally, each initial stockholder other than NPIC Limited, DKU 2013 LLC, The K2 Principal Fund L.P., Covalent Capital Partners Master Fund, L.P. and Halcyon Master Fund L.P. has agreed not to convert any shares sold in the initial public offering, or “public shares,” they hold for a pro rata portion of the funds in the trust account in connection with a stockholder vote to approve a proposed initial business combination. NPIC Limited, DKU 2013 LLC, The K2 Principal Fund L.P., Covalent Capital Partners Master Fund, L.P. and Halcyon Master Fund L.P. would be allowed to convert any public shares they purchase in our initial public offering or in the aftermarket for a pro rata portion of the funds in the trust account in connection with a stockholder vote to approve a proposed initial business combination.

Notwithstanding the foregoing, a public stockholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Exchange Act) will be restricted from seeking conversion rights with respect to 20% or more of the shares of common stock. Accordingly, all shares in excess of 20% of the shares of common stock held by a holder will not be converted for cash. We believe this restriction will prevent stockholders from accumulating large blocks of shares before the vote held to approve a proposed business combination and attempt to use the conversion right as a means to force us or our management to purchase their shares at a significant premium to the then current market price. By limiting a stockholder’s ability to convert no more than 20% of the shares of common stock, we believe we have limited the ability of a small group of stockholders to unreasonably attempt to block a transaction which is favored by our other public stockholders.

Our initial stockholders will not have conversion rights with respect to any insider shares of common stock owned by them, directly or indirectly.

We may also require public stockholders, whether they are a record holder or hold their shares in “street name,” to either tender their certificates to our transfer agent at any time through the vote on the business combination or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The proxy solicitation materials that we will furnish to stockholders in connection with the vote for any proposed business combination will indicate whether we are requiring stockholders to satisfy such delivery requirements. Accordingly, a stockholder would have from the time the stockholder received our proxy statement through the vote on the business combination to deliver his shares if he wishes to seek to exercise his conversion rights. Under Delaware law and our bylaws, we are required to provide at least 10 days advance notice of any stockholder meeting, which would be the minimum amount of time a stockholder would have to determine whether to exercise conversion rights.

There is a nominal cost associated with this tendering process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the tendering broker $45 and it would be up to the broker whether or not to pass this cost on to the converting holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise conversion rights. The need to deliver shares is a requirement of exercising conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require stockholders seeking to exercise conversion rights to tender their shares prior to the consummation of the proposed business combination and the proposed business combination is not consummated, this may result in an increased cost to stockholders.

Any request to convert such shares once made, may be withdrawn at any time up to the vote on the proposed business combination. Furthermore, if a holder of a public share delivered his certificate in connection with an election of their conversion and subsequently decides prior to the vote on the business combination not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their conversion rights would not be entitled to convert their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Liquidation if No Business Combination

If we do not complete a business combination by March 27, 2017, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In connection with our redemption of 100% of our outstanding public shares for a portion of the funds held in the trust account, each holder will receive a full pro rata portion of the amount then in the trust account, plus any pro rata interest earned on the funds held in the trust account and not previously released to us to pay our taxes payable on such funds (subject in each case to our obligations under Delaware law to provide for claims of creditors). At such time, the warrants will expire, holder of warrants will receive nothing upon a liquidation with respect to such warrants and the warrants will be worthless.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the Delaware General Corporation Law, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we are unable to complete a business combination within the prescribed time frame, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our March 27, 2017 deadline and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280 of the Delaware General Corporation Law, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses.

We will seek to have all third parties (including any vendors or other entities we engage) and any prospective target businesses enter into valid and enforceable agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. In the event that a potential contracted party was to refuse to execute such a waiver, we will execute an agreement with that entity only if our management first determines that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to execute such a waiver. Examples of instances where we may engage a third party that refused to execute a waiver would be the engagement of a third party consultant who cannot sign such an agreement due to regulatory restrictions, such as our auditors who are unable to sign due to independence requirements, the underwriters, who have not waived their rights to indemnification provided by us under the underwriting agreement, or other third parties whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or a situation in which management does not believe it would be able to find a provider of required services willing to provide the waiver. There is also no guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. Eric S. Rosenfeld has agreed that he will be liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. We have not independently verified whether Mr. Rosenfeld has sufficient funds to satisfy these indemnity obligations. Accordingly, he may not be able to satisfy his indemnification obligations if he is required to so as we have not required Mr. Rosenfeld to retain any assets to provide for his indemnification obligations, nor have we taken any further steps to ensure that he will be able to satisfy any indemnification obligations that arise. Additionally the agreement entered into by Mr. Rosenfeld specifically provides that he will have no personal liability as to any claimed amounts owed to a target business or vendor or other entity who has executed a valid and enforceable agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. While we currently expect that our independent directors would take legal action on our behalf against Mr. Rosenfeld to enforce his indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Moreover, he will not be personally liable to our public stockholders and instead will only have liability to us. As a result, if we liquidate, the per-share distribution from the trust account could be less than $10.20 due to claims or potential claims of creditors. We will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount then held in the trust account, inclusive of any interest not previously released to us to pay our tax obligations, plus any remaining net assets (subject to our obligations under Delaware law to provide for claims of creditors as described below).

We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effectuate such distribution. Our initial stockholders have waived their rights to participate in any liquidation distribution with respect to their insider shares and private shares. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account. If such funds are insufficient, Mr. Rosenfeld has agreed to pay the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $15,000) and has agreed not to seek repayment of such expenses.

If we are unable to consummate an initial business combination and are forced to redeem 100% of our outstanding public shares for a portion of the funds held in the trust account, each holder will receive a full pro rata portion of the amount then in the trust account, plus any pro rata interest earned on the funds held in the trust account and not released to us to pay our taxes. The proceeds deposited in the trust account could, however, become subject to claims of our creditors that are in preference to the claims of public stockholders.

Our public stockholders shall be entitled to receive funds from the trust account only in the event of our failure to complete our initial business combination in the required time period or if the stockholders seek to have us convert their respective shares of common stock upon a business combination which is actually completed by us or upon an amendment to our amended and restated certificate of incorporation relating to stockholders’ rights or pre-business combination activity (including the time within which we have to complete a business combination). In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we may not be able to return to our public stockholders at least $10.20 per share.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after March 27, 2017, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. Claims may be brought against us for these reasons.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek stockholder approval of a business combination may delay the completion of a transaction;

●	our obligation to convert shares of common stock held by our public stockholders (including NPIC Limited, DKU 2013 LLC, The K2 Principal Fund L.P., Covalent Capital Partners Master Fund, L.P. and Halcyon Master Fund L.P. but not our other initial stockholders) may reduce the resources available to us for a business combination;

●	NASDAQ may require us to file a new listing application and meet its initial listing requirements to maintain the listing of our securities following a business combination;

●	our outstanding warrants, and the potential future dilution they represent;

●	our obligation to pay a deferred underwriting fee of $4,325,000;

●	our obligation to either repay or issue Private Placement Units upon conversion of up to $500,000 of working capital loans that may be made to us by our initial stockholders, officers, directors or their affiliates;

●	our obligation to register the resale of the insider shares, as well as the Private Placement Units (and underlying securities) and any securities issued to our initial stockholders, officers, directors or their affiliates upon conversion of working capital loans; and

●	the impact on the target business’ assets as a result of unknown liabilities under the securities laws or otherwise depending on developments involving us prior to the consummation of a business combination.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once management locates a suitable target business to acquire, they will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time to our affairs) than they would prior to locating a suitable target business. We presently expect each of our executive officers to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full time employees prior to the consummation of a business combination.

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully the material risks described below, which we believe represent the material risks related to our business and our securities, together with the other information contained in this Form 10-K, before making a decision to invest in our securities. This Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below.

We are an early stage company with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We are an early stage company with no operating results to date. Our business objective is to acquire an operating business; however, until such time as an operating business is acquired you will have no basis of evaluating the value of your investment. The Company has no present revenue, and the Company’s cash and working capital as of December 31, 2015 are not sufficient to complete its planned activities for the upcoming year. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

If we are unable to consummate a business combination, our public stockholders may be forced to wait until after March 27 2017 before receiving liquidation distributions.

We have until March 27, 2017 in which to complete a business combination. We have no obligation to return funds to investors prior to such date unless we consummate a business combination prior thereto and only then in cases where investors have sought to convert their shares. Only after the expiration of this full time period will public stockholders be entitled to liquidation distributions if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate your investment, you may be forced to sell your securities potentially at a loss.

The requirement that we complete an initial business combination by March 27, 2017 may give potential target businesses leverage over us in negotiating a business transaction.

We have until March 27, 2017 to complete an initial business combination. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limits referenced above.

We may issue shares of our capital stock to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

We may issue a substantial number of additional shares of common stock or shares of preferred stock, or a combination of common stock and preferred stock, to complete a business combination. The issuance of additional shares of common stock or preferred stock:

●	may significantly reduce the equity interest of investors;

●	may cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our shares of common stock.

We may incur significant indebtedness in order to consummate our initial business combination.

If we find it necessary to incur significant indebtedness in connection with our initial business combination, it could result in:

●	default and foreclosure on our assets if our profits after a business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

We will be limited to the funds held outside of the trust account to fund our search for target businesses, and to complete our initial business combination.

As of December 31, 2015, we had $324,991 available to us outside the trust account to fund our working capital requirements. Accordingly, we may not have sufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we would need to borrow funds from our initial stockholders or their affiliates to operate or may be forced to cease searching for a target business. If our initial stockholders or their affiliates agree to loan us funds, such loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of our business combination into additional Private Placement Units at a price of $10.00 per unit. Our initial stockholders are under no obligation to loan us any funds.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders may be less than $10.20.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors and service providers we engage and prospective target businesses we negotiate with execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, they may not execute such agreements. In the event that a potential contracted party was to refuse to execute such a waiver, we will execute an agreement with that entity only if our management first determines that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to execute such a waiver. Examples of instances where we may engage a third party that refused to execute a waiver would be the engagement of a third party consultant who cannot sign such an agreement due to regulatory restrictions, such as our auditors who are unable to sign due to independence requirements, the underwriters, who have not waived their rights to indemnification provided by us under the underwriting agreement, or other third parties whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or a situation in which management does not believe it would be able to find a provider of required services willing to provide the waiver. Furthermore, even if such entities execute such agreements with us, they may seek recourse against the monies held in the trust account. A court may not uphold the validity of such agreements. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our public stockholders. Eric S. Rosenfeld has agreed that he will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduces the amount of funds in the trust account to below $10.20 per public share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, Mr. Rosenfeld will not be responsible to the extent of any liability for such third party claims. Furthermore, he will not be personally liable to our public stockholders and instead will only have liability to us. We have not independently verified whether Mr. Rosenfeld has sufficient funds to satisfy his indemnity obligations and, therefore, Mr. Rosenfeld may not be able to satisfy those obligations. We have not asked Mr. Rosenfeld to reserve for such eventuality. Therefore, the per-share distribution from the trust account in such a situation may be less than $10.20, plus interest, due to such claims.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, or if we otherwise enter compulsory or court supervised liquidation, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we may not be able to return to our public stockholders at least $10.20.

Our directors may decide not to enforce the indemnification obligations of Eric S. Rosenfeld, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

Eric S. Rosenfeld has agreed that he will be liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us, subject to the limitations described in this annual report. If Mr. Rosenfeld asserts that he is unable to satisfy his obligations or that he has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against Mr. Rosenfeld to enforce his indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against Mr. Rosenfeld to enforce his indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.20 per share.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

If we have not completed our initial business combination by March 27, 2017, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We may not properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, third parties may seek to recover from our stockholders amounts owed to them by us.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after expiration of the March 27, 2017 deadline, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public holders of common stock from the trust account prior to addressing the claims of creditors. Claims may be brought against us for these reasons.

Holders of warrants will not have redemption rights if we are unable to complete an initial business combination within the required time period.

If we are unable to complete an initial business combination within the required time period and we liquidate the funds held in the trust account, the warrants will expire and holders will not receive any of such proceeds with respect to the warrants.

We have no obligation to net cash settle the warrants.

In no event will we have any obligation to net cash settle the warrants. Accordingly, the warrants may expire worthless.

We have not registered the shares of common stock issuable upon exercise of the warrants and such registration may not be in place when a holder desires to exercise warrants, which means public holders will only be able to exercise such warrants on a “cashless basis” which would result in a fewer number of shares being issued to the holder had such holder exercised the warrants for cash.

We have not registered the shares of common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed, as soon as practicable, but in no event later than the fifteen (15) business days after the closing of our initial business combination, to use our best efforts to file a registration statement under the Securities Act covering such shares and maintain a current prospectus relating to the common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.

If we do not maintain a current and effective prospectus relating to the shares of common stock issuable upon exercise of the warrant at the time that holders wish to exercise such warrants, they will only be able to exercise them on a “cashless basis” provided that an exemption from registration is available. As a result, the number of shares that a holder will receive upon exercise of its warrants will be fewer than it would have been had such holder exercised its warrant for cash. Further, if an exemption from registration is not available, holders would not be able to exercise their warrants on a cashless basis and would only be able to exercise their warrants for cash if a current and effective prospectus relating to the shares of common stock issuable upon exercise of the warrants is available. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to maintain a current and effective prospectus relating to the shares of common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so. If we are unable to do so, the potential “upside” of the holder’s investment in our company may be reduced or the warrants may expire worthless. Notwithstanding the foregoing, the warrants underlying the Private Placement Units may be exercisable for unregistered shares for cash even if the prospectus relating to the shares of common stock issuable upon exercise of the warrants is not current and effective.

An investor will only be able to exercise a warrant if the issuance of shares upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No warrants will be exercisable for cash and we will not be obligated to issue shares of common stock unless the shares issuable upon such exercise have been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. At the time that the warrants become exercisable, we expect to continue to be listed on a national securities exchange, which would provide an exemption from registration in every state. However, we cannot assure you of this fact. If the shares issuable upon exercise of the warrants are not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the warrants may be deprived of any value, the market for the warrants may be limited and they may expire worthless if they cannot be sold.

Our ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer shares upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our warrants for redemption after the redemption criteria described elsewhere in this annual report have been satisfied, we will have the option to require any holder that wishes to exercise his warrants (including any warrants held by our initial stockholders or their permitted transferees) to do so on a “cashless basis.” If we choose to require holders to exercise their warrants on a cashless basis, the number of shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrants for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

We may amend the terms of the warrants in a way that may be adverse to holders with the approval by the holders of a 65% majority of the then outstanding warrants.

Our warrants have been issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The warrant agreement requires the approval by the holders of at least 65% of the then outstanding warrants (including the warrants underlying the Private Placement Units and any other warrants we may issue after the date of our initial public offering) in order to make any change that adversely affects the interests of the warrant holders. Examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants or shorten the exercise period. If such amendments are so substantial that the solicitation of the consent of the warrant holders would be deemed to be the offering of a new security, our ability to effect any such amendments would be subject to compliance with the registration requirements of the Securities Act or an available exemption therefrom.

Since we have not yet selected a particular industry or target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

We may consummate our initial business combination with a company in any industry we choose and are not limited to any particular industry or type of business. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors.

The requirement that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account at the time of the execution of a definitive agreement for our initial business combination may limit the type and number of companies that we may complete such a business combination with.

Pursuant to the NASDAQ listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding deferred underwriting fees and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination. This restriction may limit the type and number of companies that with which may complete a business combination. If we are unable to locate a target business or businesses that satisfy this fair market value test, we may be forced to liquidate and you will only be entitled to receive your pro rata portion of the funds in the trust account.

Our ability to successfully effect a business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct.

Our ability to successfully effect a business combination is dependent upon the efforts of our key personnel. We believe that our success depends on the continued service of our key personnel, at least until we have consummated our initial business combination. We cannot assure you that any of our key personnel will remain with us for the immediate or foreseeable future. In addition, none of our officers are required to commit any specified amount of time to our affairs and, accordingly, they will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have employment agreements with, or key-man insurance on the life of, any of our officers. The unexpected loss of the services of our key personnel could have a detrimental effect on us.

The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following a business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our officers and directors may not have significant experience or knowledge regarding the jurisdiction or industry of the target business we may seek to acquire.

We may consummate a business combination with a target business in any geographic location or industry we choose. We cannot assure you that our officers and directors will have enough experience or have sufficient knowledge relating to the jurisdiction of the target or its industry to make an informed decision regarding a business combination. If we become aware of a potential business combination outside of the geographic location or industry where our officers and directors have their most experience, our management may determine to retain consultants and advisors with experience in such industries to assist in the evaluation of such business combination and in our determination of whether or not to proceed with such a business combination. However, our management is not required to engage such consultants and advisors in any situation. If they do not engage any consultants or advisors to assist them in the evaluation of a particular target business or business combination, our management may not properly analyze the risks attendant with such target business or business combination. As a result, we may enter into a business combination that is not in our stockholders’ best interests.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following a business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel will be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements or other appropriate arrangements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

Our officers and directors will allocate their time to other businesses thereby potentially limiting the amount of time they devote to our affairs. This conflict of interest could have a negative impact on our ability to consummate our initial business combination.

Our officers and directors are not required to commit their full time to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments. We presently expect each of our employees to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full time employees prior to the consummation of our initial business combination. All of our officers and directors are engaged in several other business endeavors and are not obligated to devote any specific number of hours to our affairs. If our officers’ and directors’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate our initial business combination. We cannot assure you these conflicts will be resolved in our favor.

Our officers and directors have pre-existing fiduciary and contractual obligations and accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our officers and directors have pre-existing fiduciary and contractual obligations to other companies, including companies that are engaged in business activities similar to those intended to be conducted by us. Accordingly, they may participate in transactions and have obligations that may be in conflict or competition with our consummation of our initial business combination. As a result, a potential target business may be presented by our management team to another entity prior to its presentation to us and we may not be afforded the opportunity to engage in a transaction with such target business.

Our officers’ and directors’ personal and financial interests may influence their motivation in determining whether a particular target business is appropriate for a business combination.

Our officers and directors have waived their right to have their insider shares, private shares or any other shares of common stock acquired in our initial public offering or thereafter converted, or to receive distributions with respect to their insider shares or private shares upon our liquidation if we are unable to consummate our initial business combination. Accordingly, the insider shares and private shares will be worthless if we do not consummate our initial business combination. In addition, our officers and directors may loan funds to us after our initial public offering and may be owed reimbursement for expenses incurred in connection with certain activities on our behalf which would likely only be repaid if we complete an initial business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

NASDAQ may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on NASDAQ, a national securities exchange. However, we cannot assure you that our securities will continue to be listed on NASDAQ in the future prior to an initial business combination. Additionally, in connection with our initial business combination, it is likely that NASDAQ will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If NASDAQ delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity with respect to our securities;

●	a determination that our shares of common stock are “penny stock” which will require brokers trading in our shares of common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares of common stock;

●	a limited amount of news and analyst coverage for our company; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

If NASDAQ delists our securities from quotation on its exchange, we would not be required to complete a business combination with a target business or businesses meeting specific fair market value requirements.

Pursuant to the NASDAQ listing rules, our initial business combination must be with a target business or businesses whose collective fair market value is at least equal to 80% of the balance in the trust account (excluding any deferred underwriter fees and taxes payable on the income earned in the trust account) at the time of the execution of a definitive agreement for such business combination. However, if NASDAQ delists our securities from quotation on its exchange, we would not be required to satisfy this requirement and could complete a business combination with a target business having a fair market value substantially below 80% of the balance in the trust account.

We may only be able to complete one business combination with the proceeds of our initial public offering, which will cause us to be solely dependent on a single business which may have a limited number of products or services.

We may only be able to complete one business combination with the proceeds of our initial public offering. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination.

Alternatively, if we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

The ability of our public stockholders to exercise their conversion rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.

If our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise conversion rights, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business transaction. In the event that the business combination involves the issuance of our shares as consideration, we may be required to issue a higher percentage of our shares to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

We may be unable to consummate a business combination if a target business requires that we have cash in excess of the minimum amount we are required to have at closing and public stockholders may have to remain stockholders of our company and wait until our liquidation to receive a pro rata share of the trust account or attempt to sell their shares in the open market.

A potential target may make it a closing condition to our business combination that we have a certain amount of cash in excess of the $5,000,001 of net tangible assets we are required to have pursuant to our organizational documents available at the time of closing. If the number of our stockholders electing to exercise their conversion rights has the effect of reducing the amount of money available to us to consummate a business combination below such minimum amount required by the target business and we are not able to locate an alternative source of funding, we will not be able to consummate such business combination and we may not be able to locate another suitable target within the applicable time period, if at all. In that case, public stockholders may have to remain stockholders of our company and wait until after March 27, 2017 in order to be able to receive a pro rata portion of the trust account, or attempt to sell their shares in the open market prior to such time, in which case they may receive less than a pro rata share of the trust account for their shares.

We will offer each public stockholder the option to vote in favor of a proposed business combination and still seek conversion of his, her or its shares, which may make it more likely that we will consummate a business combination.

In connection with any meeting held to approve an initial business combination, we will offer each public stockholder (including NPIC Limited, DKU 2013 LLC, The K2 Principal Fund L.P., Covalent Capital Partners Master Fund, L.P. and Halcyon Master Fund L.P., but not our other initial stockholders) the right to have his, her or its public shares converted for cash (subject to the limitations described elsewhere in this annual report) regardless of whether such stockholder votes for or against such proposed business combination. This is different than other similarly structured blank check companies where stockholders are offered the right to have their shares converted only when they vote against a proposed business combination. Accordingly, public stockholders owning a majority of the shares sold in our initial public offering may exercise their conversion rights and we could still consummate a proposed business combination so long as a majority of shares voted at the meeting are voted in favor of the proposed business combination. The ability to seek conversion while voting in favor of a proposed business combination may make it more likely that we will consummate our initial business combination.

Public stockholders, together with any affiliates of theirs or any other person with whom they are acting in concert or as a “group,” will be restricted from seeking conversion rights with respect to more than 20% of the shares sold in our initial public offering.

In connection with any meeting held to approve an initial business combination, we will offer each public stockholder (including NPIC Limited, DKU 2013 LLC, The K2 Principal Fund L.P., Covalent Capital Partners Master Fund, L.P. and Halcyon Master Fund L.P., but not our other initial stockholders) the right to have his, her, or its public shares converted for cash. Notwithstanding the foregoing, a public stockholder, together with any of its affiliates or any other person with whom it is acting in concert or as a “group” will be restricted from seeking conversion rights with respect to more than 20% of the shares sold in our initial public offering. Accordingly, if you hold more than 20% of the shares sold in our initial public offering and a proposed business combination is approved, you will not be able to seek conversion rights with respect to the full amount of your shares and may be forced to hold such shares following the business combination over 20% or sell them in the open market. We cannot assure you that the value of such shares will appreciate over time following a business combination or that the market price of our shares of common stock will exceed the per-share conversion price.

We may require stockholders who wish to convert their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights.

In connection with any stockholder meeting called to approve a proposed initial business combination, each public stockholder (including NPIC Limited, DKU 2013 LLC, The K2 Principal Fund L.P., Covalent Capital Partners Master Fund, L.P. and Halcyon Master Fund L.P., but not our other initial stockholders) will have the right, regardless of whether it is voting for or against such proposed business combination, to demand that we convert its public shares for a share of the trust account. We may require public stockholders who wish to have their shares converted in connection with a proposed business combination to either tender their certificates to our transfer agent at any time prior to the vote taken at the stockholder meeting relating to such business combination or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. In order to obtain a physical share certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical share certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, this may not be the case. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to convert may be unable to meet the deadline for exercising their conversion rights and thus may be unable to convert their shares.

If we require public stockholders who wish to convert their shares of common stock to comply with the delivery requirements for conversion, such converting stockholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

If we require public stockholders who wish to convert their shares of common stock to comply with specific delivery requirements for conversion described above and such proposed business combination is not consummated, we will promptly return such certificates to the tendering public stockholders. Accordingly, investors who attempted to convert their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our shares may decline during this time and you may not be able to sell your securities when you wish to, even while other stockholders that did not seek conversion may be able to sell their securities.

Because of our limited resources and structure, other companies may have a competitive advantage and we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, seeking stockholder approval of a business combination may delay the consummation of a transaction. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating a business combination.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering will be sufficient to allow us to consummate a business combination, because we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering prove to be insufficient, either because of the size of the business combination, the depletion of the available net proceeds in search of a target business, or the obligation to convert for cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our initial stockholders control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

Our initial stockholders collectively own approximately 24% of our issued and outstanding shares of common stock. In connection with any vote for a proposed business combination, all of our initial stockholders, as well as all of our officers and directors, have agreed to vote the shares of common stock owned by them immediately before our initial public offering as well as any shares of common stock acquired in our initial public offering or in the aftermarket in favor of such proposed business combination.

Our board of directors is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. As a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election in any annual meeting and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders may continue to exert control at least until the consummation of a business combination.

If we do not hold an annual meeting of stockholders until after the consummation of our initial business combination, stockholders will not be afforded an opportunity to elect directors and to discuss company affairs with management until such time.

In accordance with NASDAQ corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on NASDAQ. Under Section 211(b) of the Delaware General Corporation Law, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of our Initial Business Combination, and thus we may not be in compliance with Section 211(b) of the Delaware General Corporation Law, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our Initial Business Combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the Delaware General Corporation Law.

If our stockholders exercise their registration rights with respect to their securities, it may have an adverse effect on the market price of our shares of common stock and the existence of these rights may make it more difficult to effect a business combination.

Our initial stockholders are entitled to make a demand that we register the resale of their insider shares at any time commencing three months prior to the date on which their shares may be released from escrow. Additionally, the purchasers of the Private Placement Units and our initial stockholders, officers and directors are entitled to demand that we register the resale of the Private Placement Units (and the underlying shares of common stock and warrants) and any securities our initial stockholders, officers, directors or their affiliates may be issued in payment of working capital loans made to us at any time after we consummate a business combination. The presence of these additional securities trading in the public market may have an adverse effect on the market price of our securities. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our shares of common stock.

Our outstanding warrants may have an adverse effect on the market price of shares of common stock and make it more difficult to effect a business combination.

We have issued warrants to purchase 11,500,000 shares of common stock as part of the units offered by our initial public offering and the warrants underlying the Private Placement Units to purchase 558,500 shares of common stock. We may also issue additional units (including warrants) to our officers, directors, initial stockholders or their affiliates upon conversion of promissory notes issued to such persons for loans made to supplement our working capital requirements. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of a substantial number of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when exercised, will increase the number of issued and outstanding shares of common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act of 1940. Since we will invest the proceeds held in the trust account, it is possible that we could be deemed an investment company. Notwithstanding the foregoing, we do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may be invested by the trustee only in United States government treasury bills, notes or bonds having a maturity of 180 days or less or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 and that invest solely in United States treasuries. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940.

If we are nevertheless deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

Compliance with these additional regulatory burdens would require additional expense for which we have not allotted.

We may not seek an opinion from an unaffiliated third party as to the fair market value of the target business we acquire or that the price we are paying for the business is fair to our stockholders from a financial point of view.

We are not required to obtain an opinion from an unaffiliated third party that the target business we select has a fair market value in excess of at least 80% of the balance of the trust account unless our board of directors cannot make such determination on its own. We are also not required to obtain an opinion from an unaffiliated third party indicating that the price we are paying is fair to our stockholders from a financial point of view unless the target is affiliated with our officers, directors, initial stockholders or their affiliates. If no opinions are obtained, our stockholders will be relying on the judgment of our board of directors, whose collective experience in business evaluations for blank check companies like ours is not significant. Furthermore, our directors may have a conflict of interest in analyzing the transaction due to their personal and financial interests.

If we effect a business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our business operations and financial results.

If we consummate a business combination with a target business in one of these areas, or another location outside of the United States, we would be subject to any special considerations or risks associated with companies operating in the target business’ governing jurisdiction, including any of the following:

●	rules and regulations or currency redemption or corporate withholding taxes on individuals;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	inflation;

●	economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	challenges in managing and staffing international operations;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	protection of intellectual property; and

●	employment regulations.

We cannot assure you that we would be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

If we effect a business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect a business combination with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

If we effect a business combination with a company located outside of the United States, it could result in adverse tax consequences to us.

If we effect a business combination with a company located outside of the United States, we may determine it is necessary to change our jurisdictional domicile from Delaware to a foreign jurisdiction such as the Cayman Islands or the British Virgin Islands. Changing our domicile could result in adverse tax consequences to us at that time. Alternatively, we could determine to remain a Delaware company and subject our operations to United States taxation even though our operations might be wholly foreign. Either of the foregoing could have a negative impact on our results of operations.

Provisions in our amended and restated certificate of incorporation and bylaws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated certificate of incorporation and bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. As a result, at a given annual meeting only one-third of the board of directors may be considered for election. Since our “staggered board” may prevent our stockholders from replacing a majority of our board of directors at any given annual meeting, it may entrench management and discourage unsolicited stockholder proposals that may be in the best interests of stockholders. Moreover, our board of directors has the ability to designate the terms of and issue new series of preferred stock.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Because we must furnish our stockholders with financial statements of the target business prepared in accordance with U.S. GAAP or IFRS as issued by the IASB or reconciled to U.S. GAAP, we may not be able to complete an initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or U.S. GAAP, or international financial reporting standards, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. The financial statements may also be required to be prepared in accordance with U.S. GAAP for the Form 8-K announcing the closing of an initial business combination, which would need to be filed within four business days thereafter. These financial statement requirements may limit the pool of potential target businesses we may acquire.

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls and may require us to have such system audited by an independent registered public accounting firm. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. A target may also not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our securities less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an “emerging growth company” for up to five years. However, if our non-convertible debt issued within a three-year period or revenues exceeds $1 billion, or the market value of our shares of common stock that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we are not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates. We cannot predict if investors will find our shares less attractive because we may rely on these provisions. If some investors find our shares less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, will not adopt the new or revised standard until the time private companies are required to adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTY

We maintain our principal executive offices at 777 Third Avenue, 37th floor, New York, NY 10017. The cost for this space is included in the $12,500 per-month fee Crescendo Advisors II, LLC, an entity controlled by Mr. Rosenfeld, has charged us for general and administrative services since the date of our initial public offering pursuant to a letter agreement between us and Crescendo Advisors II, LLC. We believe, based on rents and fees for similar services in New York, NY, that the fee charged by Crescendo Advisors II is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units are listed on the NASDAQ Capital Market, or NASDAQ, under the symbol “HRMNU.” The shares of common stock and warrants are listed on the NASDAQ under the symbols “HRMN” and “HRMNW,” respectively. Units not separated continue to be listed under the symbol “HRMNU.”

The following table sets forth the range of high and low sales prices for the units, shares of common stock and warrants for the periods indicated since the units commenced public trading on March 24, 2015, and since the common stock commenced public trading on April 10, 2015 and since the warrants commenced public trading on April 16, 2015.

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
2016:
First Quarter*	10.25	9.86	9.96	9.85	.40	.20
2015:
Fourth Quarter	10.34	9.81	10.03	9.69	0.39	0.2113
Third Quarter	10.329	10.05	10.10	9.85	0.45	0.27
Second Quarter	11.06	9.965	9.97	9.75	0.50	0.14
First Quarter	10.08	10.00	N/A	N/A	N/A	N/A

*Through March 23, 2016

Holders

As of March 28, 2015, there were 15 holders of record of our units, 16 holders of record of our shares of common stock and 1 holder of record of our warrants. We believe we have in excess of 300 beneficial holders of our securities.

Dividends

We have not paid any cash dividends on our shares of common stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Initial Public Offering – Use of Proceeds

On March 27, 2015, we closed our initial public offering of 11,500,000 units, including the exercise of the over-allotment option (“Overallotment”) of 1,500,000 Units, with each unit consisting of one share of Common Stock and one Warrant entitling the holder to purchase one share of common stock at a price of $11.50 per share commencing on the later of our completion of an initial business combination or March 23, 2016. Simultaneous with the consummation of the initial public offering, we consummated the private placement of 558,500 Private Placement Units at a price of $10.00 per Private Placement Unit, generating total proceeds of $5,585,000. The Private Placement Units were purchased by the Initial Stockholders and Cantor.

Cantor acted as representative of the underwriters for the initial public offering. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-197330). The Securities and Exchange Commission declared the registration statement effective on March 23, 2015.

The total net proceeds to us from the offering (including the over-allotment option) and private placements were approximately $118,114,593 after deducting approximately $2,394,335 of transaction costs paid at closing (up to an additional $4,325,000 of deferred underwriting expenses may be paid upon the completion of a business combination), of which $117,300,000 was deposited into the trust account and the remaining proceeds of approximately $814,593 became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through December 31, 2015, we have used approximately $489,602 of the net proceeds that were not deposited into the trust fund to pay general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest on investments made purchasing US Treasury bills. As of December 31, 2015, there was approximately $117,374,895 held in the trust fund.

Purchases of Equity Securities by Issuer and Affiliates

No purchases of our equity securities have been made by us or affiliated purchasers within the fourth quarter of the fiscal year ended December 31, 2015.

ITEM 6. SELECTED FINANCIAL DATA

The following table summarizes the relevant financial data for our business and should be read with our financial statements, which are included in this Report.

	December 31,
	2015	2014

Income Statement Data:
Loss from operations	$(338,531)	$(1,324)
Net loss	(263,187)	(1,323)
Loss per share	(0.06)	(0.00)

Cash Flow Data:
Net cash used in operating activities	$(433,883)	$(1,323)
Net cash used in investing activities	(117,300,000)	-
Net cash provided by financing activities	118,057,759	2,438

Balance Sheet Data:
Cash	$324,991	$1,115
Cash and securities held in Trust Account	117,374,895	-
Total assets	117,812,946	116,885
Common stock subject to possible redemption	108,043,938	-
Total stockholders’ equity	5,426,749	23,677

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-K, words such “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings.   Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Annual Report on Form 10-K should be read as being applicable to all forward-looking statements whenever they appear in this Annual Report.   Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

The Company consummated the Offering of 11,500,000 units on March 27, 2015 generating gross proceeds of $115,000,000 and net proceeds of $112,605,665 after deducting $2,394,335 of transaction costs paid at closing (up to an additional $4,325,000 of deferred underwriting expenses may be paid upon the completion of a business combination) and $5,585,000 from the private placement to the initial stockholders of the Company (“Initial Stockholders”) and Cantor Fitzgerald & Co., the representative of the underwriters in the Offering (“Cantor”).

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

For the year ended December 31, 2015, we had net losses of $263,187, which consisted primarily of $116,129 in administrative fees to Crescendo Advisors II, LLC, an affiliate of our Chairman and CEO, Eric Rosenfeld, investment banking fees of approximately $68,852, public company costs of approximately $46,275, professional fees of approximately $35,814, retainer fees of approximately $15,000, insurance costs of approximately $22,187, research costs of approximately $19,894 and trust fund administration costs of approximately $11,192, which were offset by interest income of approximately $75,344.

As of December 31, 2015, we had cash and securities held in the trust account of $117,374,895 (including $32,879 of accrued interest income) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest earned in the trust account may be released to the Company to pay the Company’s tax obligations. Through December 31, 2015, we did not withdraw any funds from the interest earned on the trust account.

For the period from May 21, 2014 (inception) through December 31, 2014, we had net losses of $1,323 which consisted of organizational costs.

Liquidity and Capital Resources

As of December 31, 2015, we had $324,991 in our operating bank account. Interest earned in the trust account may be released to the Company to pay the Company’s tax obligations. As of December 31, 2015, U.S Treasury Bills with one month, three month, and six month maturities were yielding approximately 0.14%, 0.16%, and 0.49%, respectively. While we may invest in other securities, we believe such rates are representative of those we may receive on the balance of the trust account.

Over the next 15 months we will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination, as well as for general corporate purposes. Our estimates are based upon the belief that in-depth due diligence will be undertaken only after we have negotiated and signed a letter of intent or other preliminary agreement that addresses the terms of a business combination. Our actual costs may be higher or lower than these estimates.

We anticipate that in order to fund our working capital requirements, we will need to use all of the remaining funds not held in trust and the interest earned on the funds held in the trust account. We may need to enter into contingent fee arrangements with our vendors or raise additional capital through loans or additional investments from our initial shareholders, officers, directors, or third parties. None of the initial shareholders, officers or directors is under any obligation to advance funds to, or invest in, us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and controlling overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. The Company has no present revenue, and the Company’s cash and working capital as of December 31, 2015 are not sufficient to complete its planned activities for the upcoming year. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2015.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2015, we were not subject to any market or interest rate risk. The net proceeds of our initial public offering, including amounts in the trust account, have been invested in United States government treasury bills, bonds or notes having a maturity of 180 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 and that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2015, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December, 2015 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by the rules of the SEC for newly public companies.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Eric S. Rosenfeld	58	Chairman of the Board and Chief Executive Officer
David D. Sgro	39	Chief Operating Officer and Director
Thomas Kobylarz	38	Chief Financial Officer
John P. Schauerman	59	Director
Adam J. Semler	51	Director
Leonard B. Schlemm	63	Director

Eric S. Rosenfeld has served as our chairman of the board and chief executive officer since our inception. Mr. Rosenfeld served as Quartet’s chairman of the board and chief executive officer from its inception in April 2013 until its merger with Pangaea in October 2014, and has served as a director of Pangaea since such time. Mr. Rosenfeld was chairman of the board and chief executive officer of Trio from its inception in June 2011 until its merger with SAE in June 2013 and has served as a director of SAE since such time. Mr. Rosenfeld has been the president and chief executive officer of Crescendo Partners, L.P., a New York-based investment firm, since its formation in November 1998. He has also been the senior managing member of Crescendo Advisors II LLC, the entity providing the Company with general and administrative services, since its formation in August 2000. From April 2006 until July 2008, Mr. Rosenfeld served as the chairman of the board, chief executive officer and president of Rhapsody, an OTCBB-listed blank check company. Rhapsody completed its business combination in July 2008 with Primoris and changed its name to Primoris Services Corporation and is now listed on the NASDAQ Stock Market. Mr. Rosenfeld served as a director of that company from the completion of its business combination in July 2008 until May 2014. From its inception in April 2004 until June 2006, he was the chairman of the board, chief executive officer and president of Arpeggio, an OTCBB-listed blank check company. Arpeggio completed its business combination in June 2006 with Hill International, now listed on the NYSE. Mr. Rosenfeld served as a director of Hill International from the time of the business combination until June 2010. Mr. Rosenfeld is currently chairman of the board of CPI Aerostructures, Inc. a NYSE MKT-listed company engaged in the contract production of structural aircraft parts principally for the U.S. Air Force and other branches of the U.S. armed forces. He became a director in April 2003 and chairman in January 2005. Mr. Rosenfeld has also served on the board of Cott Corporation, a NYSE-listed beverage company, since June 2008. Since December 2012, Mr. Rosenfeld has been a board member of Absolute Software Corporation, a Toronto Stock Exchange listed provider of security and management for computers and ultra-portable devices.

Prior to forming Crescendo Partners, Mr. Rosenfeld had been managing director at CIBC Oppenheimer and its predecessor company Oppenheimer & Co., Inc. since 1985. He was also chairman of the board of Spar Aerospace Limited, a company that provides repair and overhaul services for aircraft and helicopters used by governments and commercial airlines, from May 1999 through November 2001, until its sale to L-3 Communications. He served as a director of Hip Interactive, a Toronto Stock Exchange-listed company that distributed and developed electronic entertainment products, from November 2004 until July 2005. Mr. Rosenfeld also served as a director of AD OPT Technologies Inc., which was a Toronto Stock Exchange-listed company from April 2003 to November 2004, when it was acquired by Kronos Inc. Mr. Rosenfeld also served as a director and head of the special committee of Pivotal Corporation, a Canadian-based customer relations management software company that was sold to Chinadotcom in February 2004. He was a director of Sierra Systems Group, Inc., a Toronto Stock Exchange-listed information technology, management consulting and systems integration firm based in Canada from October 2003 until its sale in January 2007. From October 2005 through March 2006, Mr. Rosenfeld was a director of Geac Computer Corporation Limited, a Toronto Stock Exchange and NASDAQ-listed software company, which was acquired by Golden Gate Capital. He was also a director of Emergis Inc., a Toronto Stock Exchange-listed company that enables the electronic processing of transactions in the finance and healthcare industries, from July 2004 until its sale to Telus Corporation in January 2008. Mr. Rosenfeld also served on the board of Matrikon Inc. a Toronto Stock Exchange-listed provider of solutions for industrial intelligence, from July 2007 until its sale to Honeywell International, Inc. in June 2010. He was also a member of the board of Dalsa Corporation, a Toronto Stock Exchange-listed company that designs and manufactures digital imaging products, from February 2008 until its sale to Teledyne in February 2011. From October 2005 until its final liquidation in December 2012, he was the chairman of the board of Computer Horizons Corp., quoted on the OTCBB, that, before the sale of the last of its operating businesses in February 2007 (at which time it was NASDAQ-listed), provided information technology professional services with a concentration in sourcing and managed services.

Mr. Rosenfeld is a regular guest lecturer at Columbia Business School and has served on numerous panels at Queen’s University Business Law School Symposia, McGill Law School, the World Presidents’ Organization and the Value Investing Congress. He is a senior faculty member at the Director’s College. He has also been a regular guest host on CNBC. Mr. Rosenfeld received an A.B. in economics from Brown University and an M.B.A. from the Harvard Business School.

We believe Mr. Rosenfeld is well-qualified to serve as a member of the board due to his public company experience, operational experience, experience in prior blank check offerings, such as Arpeggio, Rhapsody, Trio and Quartet, and his business contacts.

David D. Sgro, CFA, has served as our chief operating officer, secretary and director since our inception. Mr. Sgro served as Quartet’s chief financial officer, secretary and a member of its board of directors from April 2013 until its merger with Pangaea in October 2014 and has served as a director of Pangaea since such time. Mr. Sgro served as Trio’s chief financial officer, secretary, and a member of its board of directors from its inception in June 2011, until its merger with SAE in June 2013 and has served as a director of SAE since such time. From April 2006 to July 2008, Mr. Sgro served as the chief financial officer of Rhapsody and from July 2008 to May 2011, Mr. Sgro served as a director of Primoris. Mr. Sgro has been a Senior Managing Director of Crescendo Partners, L.P. since December 2014, and has held numerous positions with Crescendo Partners since December 2005. Mr. Sgro currently serves on the board of Imvescor Restaurant Group, a TSX listed restaurant franchisor. Mr. Sgro served on the board of Bridgewater Systems, Inc., a TSX listed telecommunications software company, from June 2008 until its sale to Amdocs in August 2011. Mr. Sgro served on the board of directors of COM DEV International Ltd., a global designer and manufacturer of space hardware from to February 2016. From August 2003 to May 2005, Mr. Sgro attended Columbia Business School. From June 1998 to May 2003, he worked as an analyst and then senior analyst at Management Planning, Inc., a firm engaged in the valuation of privately held companies. Simultaneously, Mr. Sgro worked as an associate with MPI Securities, Management Planning, Inc.’s boutique investment banking affiliate. From June 2004 to August 2004, Mr. Sgro worked as an analyst at Brandes Investment Partners. Mr. Sgro received a B.S. in Finance from The College of New Jersey and an M.B.A. from Columbia Business School. In 2001, he became a Chartered Financial Analyst (CFA) Charterholder. Mr. Sgro is a regular guest lecturer at The College of New Jersey and Columbia Business School.

We believe Mr. Sgro is well-qualified to serve as a member of our board due to his public company experience, operational experience and experience in prior blank check offerings, such as Rhapsody, Trio and Quartet.

Thomas Kobylarz has served as our Chief Financial Officer since our inception. Since March 2014, Mr. Kobylarz has served as the Chief Financial Officer and Chief Compliance Officer of Crescendo Partners, L.P. From January 2009 to September 2013, Mr. Kobylarz served as the Chief Financial Officer and also served as the Chief Operating Officer from January 2009 through December 2011 of Saiers Capital, LLC (formerly Alphabet Management, LLC), a multi-strategy derivatives and volatility-focused manager. From July 2004 to January 2009, Mr. Kobylarz was at Merrill Lynch & Co. where he held various positions in the Prime Brokerage division of Global Capital Markets and Investment Banking and most recently served as a Vice President. From October 2002 to June 2004, Mr. Kobylarz was at Bear, Stearns, & Co. where he served as a relationship manager in their Prime Brokerage division. From September 1999 to September 2002, Mr. Kobylarz was employed at Rothstein, Kass & Co. where he served as a senior accountant, managing the tax and audit work for hedge fund clients. Mr. Kobylarz earned a B.A. in Accounting from Lehigh University in 1999.

John P. Schauerman has served as a director since July 2014. Mr. Schauerman served as executive vice president, corporate development of Primoris from February 2009 to May 2013, and served as a Director of Primoris from July 2008 to May 2013. He served as the chief financial officer of Primoris from February 2008 to February 2009. He also served as a director of Primoris and its predecessor entity from 1993 to July 2008. He joined Primoris’ wholly-owned subsidiary, ARB, Inc., in 1993, as senior vice president. In his current role, he is responsible for developing and integrating Primoris’ overall strategic plan, including the evaluation and structuring of new business opportunities and acquisitions. Prior to joining ARB, Inc., he was senior vice president of Wedbush Morgan Securities. Mr. Schauerman received a B.S. in Electrical Engineering from UCLA and an M.B.A. from Columbia Business School.

We believe Mr. Schauerman is well-qualified to serve as a member of our board due to his public company experience, operational experience and contacts and his prior experience with Quartet.

Adam J. Semler has served as a director since July 2014. Mr. Semler joined York Capital Management, LLC, an investment management fund, in 1995 and held several positions with the firm, most recently holding the position of chief operating officer and member of its managing partner until he retired in December 2011. While at York Capital Management, he was responsible for all financial operations of the firm. During this time, he also served as chief financial officer and secretary of York Enhanced Strategies Fund, LLC, a closed ended mutual fund. Previously, he was at Granite Capital International Group, an investment management firm, where Mr. Semler was responsible for the accounting and operations function for its equity products. He also previously worked as a senior accountant at Goldstein, Golub, Kessler & Co., where Mr. Semler specialized in the financial services industry, as well as a senior accountant at Berenson, Berenson, Adler. Mr. Semler is a C.P.A. and received a B.B.A. from Emory University.

We believe Mr. Semler is well-qualified to serve as a member of our board due to his financial and accounting expertise.

Leonard B. Schlemm has served as a director since July 2014. Mr. Schlemm has served as the chairman of Myca Health Inc., a medical software company focused on primary care practices across the United States, since May 2013 and a member of its board since 2008. Mr. Schlemm is also the co-founder and a board member in a number of fitness center companies across Canada and Europe, including The Atwater Club (since February 2002) and The Mansfield Clubs (since 2005). He also served as chairman of the board of AD OPT Technologies from November 2002 until April 2004. From November 1999 until its merger with Net pulse Communications and E-Zone Networks in November 2000, he served as chairman of the board of Xystos Media Networks, an interactive media company with three million users under long-term contract. Mr. Schlemm was a co-founder of 24 Hour Fitness, one of the world’s largest privately owned and operated fitness center chains, sold to private equity investors in June 2014 for $1.9 billion, and was its chairman from September 1986 until July 1997. From June 1996 to January 1999, Mr. Schlemm served as a member of the board of directors of Forza Limited, a European fitness equipment distribution company. Mr. Schlemm was a member of the board of directors of Arpeggio from its inception in April 2004 until its merger in June 2006 and was a member of the board of directors of Rhapsody from its inception in April 2006 until its merger in July 2008. Mr. Schlemm received a Bachelor of Commerce degree from McGill University (great distinction) and an M.B.A. from Harvard University (with distinction). He also received his Chartered Accountant designation in Canada in 1975.

We believe Mr. Schlemm is well-qualified to serve as a member of our board due to his operational experience and contacts and his prior experience with Arpeggio and Rhapsody.

Special Advisor

We may seek guidance and advice from the following special advisor. We have no formal arrangement or agreement with this advisor to provide services to us and he has no fiduciary obligation to present business opportunities to us. This special advisor will simply provide advice, introductions to potential targets, and assistance to us, at our request, only if he is able to do so. Nevertheless, we believe with his business background and extensive contacts, he will be helpful to our search for a target business and our consummation of a business combination.

Joel Greenblatt will serve as our special advisor who will advise us concerning our acquisition of a target business. Mr. Greenblatt is the managing partner of Gotham Capital III, L.P., an investment partnership he founded in April 1985, a managing member of Gotham Capital V LLC and managing principal and Co-Chief Investment officer of Gotham Asset Management. He was also a special advisor to Rhapsody, Arpeggio, Trio and Quartet. He is the former chairman of the board and a former board member of Alliant Techsystems, a New York Stock Exchange-listed aerospace and defense contractor. Since 1996, he has been on the adjunct faculty of Columbia Business School where he teaches “Security Analysis.” Mr. Greenblatt is the author of “You Can Be A Stock Market Genius” (Simon & Schuster, 1997), “The Little Book That Beats the Market” (John Wiley & Sons, 2005), “The Little Book That Still Beats the Market” (John Wiley & Sons, 2010) and “The Big Secret for the Small Investor” (Crown Business, 2011). He received a B.S. (summa cum laude) and an MBA from the Wharton School of the University of Pennsylvania.

Audit Committee

Effective March 23, 2015, we established an audit committee of the board of directors, which consists of John P. Schauerman, Adam J. Semler and Leonard B. Schlemm, each of whom is an independent director under the NASDAQ’s listing standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommend to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under NASDAQ listing standards. NASDAQ listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to NASDAQ that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Adam J. Semler qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Nominating Committee

Effective March 23, 2015, we have established a nominating committee of the board of directors, which consists of John P. Schauerman, Adam J. Semler and Leonard B. Schlemm, each of whom is an independent director under NASDAQ’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that the persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

Compensation Committee

Effective as of March 23, 2015, we established a compensation committee of the board of directors, which consists of John P. Schauerman, Adam J. Semler and Leonard B. Schlemm, each of whom is an independent director under NASDAQ’s listing standards. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated below, other than the $12,500 per month administrative fee, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2015, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

On March 23, 2015, our board of directors adopted a code of ethics that applies to our executive officers, directors and employees. The code of ethics codifies the business and ethical principles that governs aspects of our business.

ITEM 11. EXECUTIVE COMPENSATION

No executive officer has received any cash compensation for services rendered to us. Commencing on the date of our initial public offering through the acquisition of a target business, we will pay Crescendo Advisors II, LLC, an entity controlled by Eric S. Rosenfeld, a fee of $12,500 per month for providing us with office space and certain office and secretarial services. However, this arrangement is solely for our benefit and is not intended to provide Mr. Rosenfeld compensation in lieu of a salary. Other than the $12,500 per month administrative fee, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of December 31, 2015, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our officers and directors; and

●	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of common stock issuable upon exercise of Warrants as such securities are not exercisable or convertible within 60 days.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percent of Class

Eric S. Rosenfeld	1,662,537	(2)	11.02%
David D. Sgro	313,494		2.08%
Thomas Kobylarz	60,827		*
John P. Schauerman	22,500		*
Adam J. Semler	22,500		*
Leonard B. Schlemm	179,700		1.19%
All directors and executive officers as a group (six individuals)	2,261,558		14.99%
AQR Capital Management, LLC(3)	1,531,880		10.16%
Polar Securities Inc.(4)	1,539,975	(5)	10.21%
Davidson Kempner Capital Management LP(6)	925,000		6.13%
Fir Tree Inc. (7)	1,184,920		7.86%
Covalent Partners LLC (8)	810,000		5.37%
TD Asset Management Inc. (9)	918,200		6.09%
The K2 Principal Fund, L.P. (10)	1,540,000		10.21%
Halcyon Asset Management LLC (11)	822,500		5.45%

*Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Harmony Merger Corp., 777 Third Avenue, 37th Floor, New York, New York 10017.
(2)	Includes 90,000 shares held by the Rosenfeld Children’s Successor Trust, a trust established for Mr. Rosenfeld’s children.
(3)	The business address of AQR Capital Management, LLC is Two Greenwich Plaza, Greenwich, Connecticut 06830. Information derived from a Schedule 13G filed on April 10, 2015.
(4)	The business address of Polar Securities Inc. is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada. Information derived from a Schedule 13G filed on April 2, 2015.
(5)	Includes shares of common stock held by North Pole Capital Master Fund, for which Polar Securities Inc. serves as investment manager.
(6)	The business address of Davidson Kempner Capital Management LP is c/o Davidson Kempner Partners, 65 East 55th Street, 19th Floor, New York, New York 10022. Information derived from a Schedule 13G filed on April 2, 2015.
(7)	The business address of Fir Tree Inc. is c/o Fir Tree Partners Inc., 505 5th Ave 23 Floor, New York, NY 10017. Information derived from a Schedule 13G filed on February 16, 2016.
(8)	The business address of Covalent Partners LLC is 930 Winter St. Ste 2800, Waltham, MA 02451. Information derived from a Schedule 13G filed on February 12, 2016.
(9)	The business address of TD Asset Management Inc. is 55 King St West 7th Fl P.O. Box 3TD Cent, P.O. Box 3, TD Center, Toronto, Ontario, Toronto A6 00000. Information derived from a Schedule 13G filed on February 12, 2016.
(10)	The business address of The K2 Principal Fund, L.P. is 2 Bloor St West, Suite 801, Toronto, Ontario, M4W 3E2. Information derived from a Schedule 13G filed on April 23, 2015.
(11)	The business address of Halcyon Asset Management LLC is 477 Madison Avenue, 8th Floor, New York, NY 10022. Information derived from a Schedule 13G filed on February 16, 2016.

All of the insider shares outstanding prior to March 23, 2015 have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until (1) with respect to 50% of the insider shares, the earlier of one year after the date of the consummation of our initial business combination and the date on which the closing price of our shares of common stock equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and (2) with respect to the remaining 50% of the insider shares, one year after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a liquidation, merger, share exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares for cash, securities or other property.

During the escrow period, the holders of these shares will not be able to sell or transfer their securities except (i) for transfers to an entity’s members upon its liquidation, (ii) to relatives and trusts for estate planning purposes, (iii) by virtue of the laws of descent and distribution upon death, (iv) pursuant to a qualified domestic relations order, (v) by certain pledges to secure obligations incurred in connection with purchases of our securities, (vi) by private sales made at or prior to the consummation of a business combination at prices no greater than the price at which the shares were originally purchased or (vii) to us for no value for cancellation in connection with the consummation of our initial business combination, in each case (except for clause (vii)) where the transferee agrees to the terms of the escrow agreement, but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate the trust account, none of our initial stockholders will receive any portion of the liquidation proceeds with respect to their insider shares.

Equity Compensation Plans

As of December 31, 2015, we had no compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Insider Shares

In May 2014, our initial stockholders purchased an aggregate of 2,875,000 shares of common stock, which we refer to throughout this annual report as the “insider shares,” for an aggregate purchase price of $25,000, or approximately $0.01 per share. On November 7, 2014, we effected a stock dividend of approximately 0.05 shares of common stock for each outstanding share of common stock, resulting in our initial stockholders owning an aggregate of 3,026,250 insider shares. In November and December 2014 and January and March 2015, our initial stockholders transferred shares amongst themselves, all for the same effective purchase price that the transferees paid for such shares, to effectuate economic arrangements between the parties.

The insider shares are identical to the shares of common stock included in the Units sold in the initial public offering. However, the initial stockholders have agreed (A) to vote their insider shares (as well as any shares acquired after the initial public offering) in favor of any proposed business combination, (B) not to propose, or vote in favor of, an amendment to the amended and restated memorandum and articles of association with respect to pre-business combination activities prior to the consummation of such a business combination unless the Company provides dissenting public stockholders with the opportunity to convert their public shares into the right to receive cash from the Trust Account in connection with any such vote, (C) not to convert any insider shares (as well as any other shares acquired after the initial public offering) into the right to receive cash from the Trust Account in connection with a stockholder vote to approve a proposed initial business combination (or sell any shares they hold to the Company in a tender offer in connection with a proposed initial business combination) or a vote to amend the provisions of the amended and restated memorandum and articles of association relating to stockholders’ rights or pre-business combination activity and (D) that the insider shares shall not participate in any liquidating distribution upon winding up if a business combination is not consummated. Additionally, the insider shares will be placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent until (1) with respect to 50% of the insider shares, the earlier of one year after the date of the consummation of initial business combination and the date on which the closing price of shares of common stock equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after initial business combination and (2) with respect to the remaining 50% of the insider shares, one year after the date of the consummation of initial business combination, or earlier, in either case, if, subsequent to initial business combination, the Company consummates a liquidation, merger, stock exchange or other similar transaction which results in all of stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Private Units

Simultaneous with the consummation of the initial public offering, we consummated the private placement of 558,500 Private Placement Units at a price of $10.00 per Private Placement Unit, generating total proceeds of $5,585,000. The Private Placement Units were purchased by the Initial Stockholders and Cantor.

We have agreed with each of DKU 2013 LLC, Halcyon Master Fund L.P., Covalent Capital Partners Master Fund, L.P., Jeff Hastings and Leonard Schlemm, each a purchaser of Private Placement Units, not to enter into, without the prior consent of 2/3 in value of such holders, prior to the consummation of an initial business combination, any letter or similar agreement with any other investor or prospective investor that has the direct or indirect effect of establishing terms, rights, or benefits for such new investor (or any affiliate or associate thereof) in a manner more favorable to such new investor than the terms, rights, and benefits established in favor of the foregoing purchasers. If we receive approval from the above-referenced purchasers of the private units as described in the immediately preceding sentence, we will first offer each of them the right to assume all, or participate in part, of the obligations pursuant to such more favorable arrangement, pro rata with the other purchasers, on the same terms as we offer such new investor. If any of the above-referenced purchasers does not indicate its intention to assume all, or participate in part, of the obligations of such more favorable arrangement within three business days, we shall be free to offer such more favorable arrangement to any new investor we wish.

10b5-1 Plan

Eric S. Rosenfeld has agreed to enter into an agreement in accordance with the guidelines of Rule 10b5-1 of the Exchange Act, pursuant to which he will place limit orders for an aggregate of up to $500,000 of our common stock commencing two business days after we file a Form 8-K disclosing all material information relating to our initial business combination and ending on the record date for the shareholder meeting at which such initial business combination is to be approved, or earlier in certain circumstances as described in the limit order agreement. These limit orders will require Mr. Rosenfeld to purchase any shares of our common stock offered for sale (and not purchased by another investor) at or below a price equal to the per-share amount held in our trust account as reported in such Form 8-K, until the earlier of (1) the expiration of the buyback period or (2) the date such purchases reach $500,000 in total. We will provide at least twenty business days between the beginning of the buyback period and the record date for the shareholder meeting for such initial business combination. It is intended that the purchases will satisfy the conditions of Rule 10b-18(b) under the Exchange Act to the extent possible and the broker’s purchase obligation will otherwise be subject to applicable law, including Regulation M under the Exchange Act, which may prohibit or limit purchases pursuant to the limit order agreement in certain circumstances. Any buyback shares purchased by Mr. Rosenfeld pursuant to this arrangement will be voted in favor of the proposed business combination. Additionally, Mr. Rosenfeld has agreed not to convert any buyback shares into the right to receive a pro rata portion of the funds held in the trust account or transfer, assign or sell any buyback shares (except to the same permitted transferees as the insider shares and provided the transferees agree to the same transfer restrictions) until (A) the earlier of one year after the completion of our initial business combination and the date on which the closing price of our common stock exceeds $12.50 for any 20 trading days within a 30-trading day period following the completion of our initial business combination with respect to 50% of the buyback shares and (B) one year after the completion of our initial business combination with respect to the remaining 50% of the buyback shares.

Promissory Notes

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

In order to meet our working capital needs, our initial stockholders, officers and directors and their respective affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. If we do not complete a business combination, the loans would not be repaid.

Registration Rights

The holders of the insider shares, as well as the holders of the Private Placement Units (and all underlying securities) and any securities our initial stockholders, officers, directors or their affiliates may be issued in payment of working capital loans made to us, are entitled to registration rights pursuant to an agreement signed in connection with the initial public offering. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. In addition, Cantor is entitled to make up to one demand that we register securities held by Cantor. The holders of the majority of the insider shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the Private Placement Units and Cantor, or holders of securities issued in payment of working capital loans made to us can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Financial Advisory Services

In connection with our initial public offering, we engaged Canaccord Genuity Inc. (“Canaccord Genuity”) to provide us with certain financial advisory services in connection with a preliminary review of potential merger and acquisition opportunities. In consideration of such services, we paid Canaccord Genuity a fee of $135,000 in cash upon consummation of the initial public offering. Eric Rosenfeld’s son is an employee of Canaccord Genuity.

Administrative Service Fee

We presently occupy office space provided by Crescendo Advisors II, LLC, an entity controlled by Eric S. Rosenfeld, our Chief Executive Officer and an initial stockholder. Such entity has agreed that until the earlier of our consummation of a business combination or the liquidation of the trust account, it will make such office space, as well as general and administrative services including utilities and administrative support, available to us as may be required by us from time to time. We pay an aggregate of $12,500 per month for such services.

Related Party Policy

Our Code of Ethics, which we adopted upon consummation of our initial public offering, requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

We also require each of our directors and executive officers to annually complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our initial stockholders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view. Furthermore, in no event will any of our existing officers, directors, special advisors or initial stockholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination.

Director Independence

Currently John P. Schauerman, Adam J. Semler and Leonard B. Schlemm would each be considered an “independent director” under the NASDAQ listing rules, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

We will only enter into a business combination if it is approved by a majority of our independent directors. Additionally, we will only enter into transactions with our officers and directors and their respective affiliates that are on terms no less favorable to us than could be obtained from independent parties. Any related-party transactions must be approved by our audit committee and a majority of disinterested independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of Marcum LLP acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum LLP for services rendered.

Audit Fees

During the fiscal years ended December 31, 2015 and 2014, audit fees for our independent registered public accounting firm were $93,325 and $27,259, respectively.

Audit-Related Fees

During the fiscal years ended December 31, 2015 and 2014, audit-related fees for our independent registered public accounting firm were nil and nil, respectively.

Tax Fees

During the fiscal years ended December 31, 2015 and 2014, fees for tax services for our independent registered public accounting firm were $2,060 and nil, respectively.

All Other Fees

During the fiscal years ended December 31, 2015 and 2014, fees for other services were nil and nil, respectively.

Audit Committee Approval

Since our audit committee was not formed until March 23, 2015, the audit committee did not pre-approve all of the foregoing services although any services rendered prior to the formation of our audit committee were approved by our board of directors. However, in accordance with Section 10A(i) of the Securities Exchange Act of 1934, before we engage our independent accountant to render audit or non-audit services on a going-forward basis, the engagement will be approved by our audit committee.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following Exhibits are filed as part of this report.

Exhibit No.	Description
1.1	Form of Underwriting Agreement.**
3.1	Certificate of Incorporation.*
3.2	Amended and Restated Certificate of Incorporation.**
3.3	Bylaws.*
4.1	Specimen Unit Certificate.*
4.2	Specimen Common Share Certificate.*
4.3	Specimen Warrant Certificate.*
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.**
10.1	Form of Letter Agreement among the Registrant, Cantor Fitzgerald & Co. and the Company’s officers, directors and stockholders.*
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.**
10.3	Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders.**
10.4	[Intentionally Omitted]
10.5	Registration Rights Agreement among the Registrant and the Initial Stockholders.**
10.6.1	Subscription Agreements among the Registrant, Graubard Miller and Eric S. Rosenfeld and Rosenfeld Children’s Successor Trust.*
10.6.2	Subscription Agreement among the Registrant, Graubard Miller and David D. Sgro.*
10.6.3	Subscription Agreement among the Registrant, Graubard Miller and Greg Monahan.*
10.6.4	Subscription Agreement among the Registrant, Graubard Miller and Tom Kobylarz.*
10.6.5	[Intentionally omitted.]
10.6.6	Subscription Agreement among the Registrant, Graubard Miller and Joel Greenblatt.*
10.6.7	Subscription Agreement among the Registrant, Graubard Miller and Adam Semler.*
10.6.8	Subscription Agreement among the Registrant, Graubard Miller and John Schauerman.*

10.6.9	Subscription Agreement among the Registrant, Graubard Miller and Leonard Schlemm. *
10.6.10	Subscription Agreement among the Registrant, Graubard Miller and Jeff Hastings.*
10.6.11	Subscription Agreement among the Registrant, Graubard Miller and DKU 2013 LLC.*
10.6.12	Subscription Agreement among the Registrant, Graubard Miller and Halcyon Master Fund L.P., *
10.6.13	[Intentionally omitted.]
10.6.14	Subscription Agreement among the Registrant, Graubard Miller and Covalent Capital Partners Master Fund, L.P.*
10.6.15	Subscription Agreement among the Registrant and Cantor Fitzgerald & Co.*
10.7	Form of letter agreement between Crescendo Advisors II, LLC and the Registrant.*
10.8	Financial Advisor Agreement. *
10.9	Form of confirmation letter from each Initial Stockholder.*
14	Form of Code of Ethics.*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-197330).
**	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 25, 2015

Harmony Merger Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of Harmony Merger Corp.

We have audited the accompanying balance sheets of Harmony Merger Corp. (the “Company”) as of December 31, 2015 and 2014, and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2015 and for the period from May 21, 2014 (inception) to December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harmony Merger Corp., as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the year ended December 31, 2015 and the for the period from May 21, 2014 (inception) to December 31, 2014 then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, there is substantial doubt about the ability of the Company to continue as a going concern at December 31, 2015. Management’s plans in regard to this matter are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Marcum LLP

Marcum LLP
New York, NY

March 31, 2016

Harmony Merger Corp.

Balance Sheets

	December 31, 2015 (unaudited)	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$324,991		$1,115
Deferred offering costs	-		115,770
Prepaid expenses	46,687		-
Total current assets:	371,678		116,885

Cash, cash equivalents and securities held in Trust	117,374,895		-
Prepaid expenses - long term	66,373		-
Total assets:	$117,812,946		$116,885

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$17,259	$
Offering Costs Payable			43,208
Note payable to stockholder			50,000
Total current liabilities:	17,259		93,208
Deferred Underwriters Fee	4,325,000		-
Total liabilities	4,342,259		93,208

Commitments
Common Stock, subject to possible conversion (10,585,784 shares at conversion value)	108,043,938		-
Stockholders' equity
Preferred stock, $.0001 par value, 1,000,000 authorized, 0 outstanding	-		-
Common stock, $.0001 par value; Authorized 27,500,000 shares, 4,498,966 issued and outstanding at September 30, 2015 (excluding 10,585,784 shares subject to possible conversion) and 3,026,250 issued and outstanding at December 31, 2014.	450		303
Additional paid-in capital	5,690,809		24,697
Accumulated deficit	(264,510)		(1,323)
Total stockholders' equity	5,426,749		23,677

Total liabilities and stockholders’ equity	$117,812,946		$116,885

The accompanying notes are an integral part of these financial statements.

Harmony Merger Corp.

Statements of Operations

	Year Ended December 31, 2015	For the Period from May 21, 2014 (inception) to December 31, 2014
General and administrative costs	$222,402	$1,324
General and administrative costs- related party	116,129	-
Operating loss	(338,531)	(1,324)
Interest Income	75,344	1
Net loss	$(263,187)	$(1,323)
Weighted average shares outstanding	4,061,847	2,643,750
Basic and diluted net loss per share	$(0.06)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Harmony Merger Corp.

Statement of Changes in Stockholders’ Equity

Years Ended December 31, 2015 and For the Period from May 21, 2014 (inception) to December 31, 2014

	Common Stock		Additional Paid-in	Deficit	Stockholder's
	Shares	Amount	Capital	Accumulated	Equity
Balance at May 21, 2014	-	$-	$-	$-	$-

Issuance of common stock to initial shareholders	3,026,250	303	24,697	-	25,000

Net loss	-	-	-	(1,323)	(1,323)

Balance at January 1, 2015	3,026,250	$303	$24,697	$(1,323)	$23,677
Sale of 11,500,000 units	11,500,000	1,150	114,998,850	-	115,000,000
Underwriters discount and offering expenses	-	-	(6,874,803)	-	(6,874,803)
Sale of 558,500 private units	558,500	56	5,584,944	-	5,585,000
Net proceeds subject to possible conversion	(10,585,784)	(1,059)	(108,042,879)		(108,043,938)
Net loss	-	-	-	(263,187)	(263,187)
Balance at December 31, 2015	4,498,966	$450	$5,690,809	$(264,510)	$5,426,749

The accompanying notes are an integral part of these financial statements.

Harmony Merger Corp.

Statements of Cash Flows

	Year Ended December 31, 2015	For the Period from May 21, 2014 (inception) to December 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(263,187)	$(1,323)
Adjustments to reconcile Net Loss to net cash provided by operations:
Interest earned on cash and securities in trust	(74,895)	-
Changes in operating assets and liabilities:
Prepaid expenses	(113,060)	-
Accounts payable	17,259	-

Net cash used in Operating Activities	(433,883)	(1,323)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in cash, cash equivalents and securities in Trust Account	(117,300,000)	-
Net cash used in Investing Activities	(117,300,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of offering costs	(82,906)
Payment of deferred offering costs associated with initial public offering	-	(72,562)
Proceeds from note payable, stockholder	(50,000)	50,000
Proceeds from sale of shares of common stock to initial stockholders		25,000
Proceeds from Public Offering, net of offering costs	112,605,665	-
Proceeds from Insider Units	5,585,000	-
Net cash provided by Financing Activities	118,057,759	2,438

Net increase in cash and cash equivalents	323,876	1,115

Cash and cash equivalents at beginning of period	1,115	-
Cash and cash equivalents at end of period	$324,991	$1,115
Supplemental disclosure of non-cash investing and financing activities
Accrual of deferred underwriting fee	4,325,000	-
Accrual of deferred offering costs	$-	$43,208

The accompanying notes are an integral part of these unaudited condensed financial statements.

Note 1 — Organization and Plan of Business Operations and Going Concern Consideration

Harmony Merger Corp. (the “Company”) was incorporated in Delaware on May 21, 2014 as a blank check company whose objective is to acquire, through a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, one or more businesses or entities (a “Business Combination”).

All activity through December 31, 2015 relates to the Company’s formation, initial public offering and identifying suitable candidates for a Business Combination.

The registration statement for the Company’s initial public offering was declared effective on March 23, 2015. The Company consummated a public offering of 11,500,000 units (“Units”) on March 27, 2015 (the “Offering”), including the exercise of the over-allotment option (“Overallotment”) of 1,500,000 Units, generating gross proceeds of $115,000,000 and net proceeds of $112,605,665 after deducting $2,394,335 of transaction costs paid at closing (up to an additional $4,325,000 of deferred underwriting expenses may be paid upon the completion of a business combination), which is discussed in Note 3. In addition, the Company generated gross and net proceeds of $5,585,000 from a private placement (the “Private Placement”) of units (“Private Units”) to certain of the Initial Stockholders (defined below) and Cantor Fitzgerald & Co., the representative of the underwriters in the Offering (“Cantor”), which is described in Note 4.

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

Mr. Rosenfeld has also agreed to enter into an agreement in accordance with the guidelines of Rule 10b5-1of the Exchange Act, pursuant to which he will place limit orders for an aggregate of up to $500,000 of common stock of the Company commencing on the later of (1) two business days after a Form 8-K disclosing all material information relating to an initial Business Combination, and (2) 60 days after the termination of the “restricted period” in connection with Offering under Regulation M of the Exchange Act, and ending on the record date for the shareholder meeting at which such initial Business Combination is to be approved, or earlier in certain circumstances as described in the limit order agreement, which is referred to as the buyback period. These limit orders will require Mr. Rosenfeld to purchase any shares of common stock of the Company offered for sale (and not purchased by another investor) at or below a price equal to the per-share amount held in the Trust Account as reported in such Form 8-K, until the earlier of (1) the expiration of the buyback period or (2) the date such purchases reach $500,000 in total. The Company will provide at least 20 business days between the beginning of the buyback period and the record date for the shareholder meeting for such initial Business Combination. It is intended that the purchases will satisfy the conditions of Rule 10b-18(b) under the Exchange Act to the extent possible and the concernbroker’s purchase obligation will otherwise be subject to applicable law, including Regulation M under the Exchange Act, which may prohibit or limit purchases pursuant to the limit order agreement in certain circumstances. Any shares purchased by Mr. Rosenfeld pursuant to this arrangement will be voted in favor of the proposed Business Combination. Additionally, Mr. Rosenfeld has agreed not to convert any buyback shares into the right to receive a pro rata portion of the funds held in the Trust Account or to transfer, assign or sell any buyback shares (except to the same permitted transferees as the insider shares and provided the transferees agree to the same transfer restrictions) until (A) the earlier of one year after the completion of an Initial Business combination and the date on which the closing price of common stock of the Company exceeds $12.50 for any 20 trading days within a 30-trading day period following the completion of an Initial Business combination with respect to 50% of the buyback shares and (B) one year after the completion of an Initial Business combination with respect to the remaining 50% of the buyback shares.

The Company anticipates that in order to fund its working capital requirements, the Company will need to use all of the remaining funds not held in trust, the interest earned on the funds held in the trust account, as well as enter into contingent fee arrangements with its vendors.  The Company may need to enter into contingent fee arrangements with vendors or raise additional capital through loans or additional investments from initial shareholders, officers, directors, or third parties. None of the initial shareholders, officers or directors is under any obligation to advance funds to, or invest in, the Company. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and controlling overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The Company has no present revenue, and the Company’s cash and working capital as of December 31, 2015 are not sufficient to complete its planned activities for the upcoming year. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are prepared in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains cash balances that at times may be uninsured or in deposit accounts that exceed Federal Deposit Insurance Corporation limits. The Company maintains its cash deposits with major financial institutions.

Cash, cash equivalents and securities held in Trust Account

At December 31, 2015, substantially all of the assets in the Trust Account were held in United States Treasury Bills with a maturity of April 21, 2016. $117,340,445 in US Treasury Bills were purchased on October 27, 2015. At December 31, 2015 the trust account had earned $41,309 and accrued $32,879 in interest and held $1,571 in cash. This account is classified as restricted.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Net loss per common share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of (i) warrants sold in the Initial Public Offering to purchase 11,500,000 shares of the Company and (ii) warrants sold as part of the Private Units to purchase 558,500 shares of the Company, in the calculation of diluted loss per share, since the exercise of the warrants is contingent on the occurrence of future events. 10,585,784 shares of common stock subject to possible conversion at December 31, 2015, were also excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the trust earnings. At December 31, 2015, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period.

Common stock subject to possible conversion

The Company accounts for its common stock subject to possible conversion in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”.   Common stock subject to mandatory conversion is classified as a liability instrument and is measured at fair value. Conditionally convertible common stock (including common stock that features conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at December 31, 2015, the common stock subject to possible conversion is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is required to file income tax returns in the United States (federal) and in various state and local jurisdictions. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on May 21, 2014, the evaluation was performed for the 2014 and 2015 tax years, which will be the only periods subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the three months ended December 31, 2015. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account at a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2015 the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern" ("ASU 2014-15"). ASU 2014-15 provides guidance on management's responsibility in evaluating whether there is substantial doubt about a company's ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company's ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company will adopt the methodologies prescribed by ASU 2014-15 by the date required, and does not anticipate that the adoption of ASU 2014-15 will have a material effect on its financial position or results of operations.

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

As of December 31, 2015, there are no shares of preferred stock issued or outstanding.

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

As of December 31, 2015, 4,498,966 shares of common stock were issued and outstanding which excludes 10,585,784 shares subject to possible conversion.

Note 8 — Income Tax

The Company’s deferred tax assets are as follows at December 31, 2015:

	12/31/2015	12/31/2014
Deferred tax asset
Net operating loss carryforward	$105,804	529
Unrealized loss on securities	-	-
Business combination expenses	-	-
Total deferred tax assets	105,804	529
Valuation Allowance	(105,804)	(529)
Deferred tax asset, net of allowance	$-	-

The income tax provision (benefit) consists of the following at December 31, 2015:

	Year Ended 12/31/15	Year Ended 12/31/14
Federal
Current	$-	$-
Deferred	(89,484)	(450)
State and Local
Current	-	-
Deferred	(15,791)	(79)
Change in valuation allowance	105,275	529
Income tax provision (benefit)	$-	$-

The Company has a net operating loss (“NOL”) of approximately $264,510, These NOLs expire beginning in 2036. The ultimate realization of the net operating loss is dependent upon future taxable income, if any, of the Company and may be limited in any one period by applicable tax rules. Although management believes that the Company will have sufficient future taxable income to absorb the net loss carryovers before the expiration of the carryover period, there may be circumstances beyond the Company’s control that limit such utilization. Accordingly, management has determined that full valuation allowances of the deferred tax asset are appropriate as of December 31, 2015.

Internal Revenue Code Section 382 imposes limitations on the use of NOL carryovers when the stock ownership of one or more 5% shareholders (shareholders owning more than 5% of the Company’s outstanding capital stock) has increased on a cumulative basis more than 50 percentage points within a period of two years. Management cannot control the ownership changes occurring as a result of public trading of the Company’s Common Stock. Accordingly, there is a risk of an ownership change beyond the control of the Company that could trigger a limitation of the use of the loss carryover.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions and is subject to examination by the various taxing authorities. The Company considers New York to be a significant state tax jurisdiction. The Company's federal, state and local income taxes for the years beginning in 2014 remain subject to examination.

The Company established a valuation allowance of $105,804 as of December 31, 2015, which fully offset the related deferred tax assets of $105,804. The deferred tax asset reflected in the tables above resulted from applying an effective combined federal and state tax rate of 40% to the net operating losses from fiscal 2015. Effective tax rates differ from statutory rates.

A reconciliation of the statutory tax rate to the Company’s effective tax rates as of December 31, 2015 is as follows:

	Year Ended 12/31/15	Year Ended 12/31/14
Statutory federal income tax rate	-34.0%	-34.0%
State taxes, net of federal tax benefit	-6.0%	-6.0%
Change in valuation allowance	40.0%	40.0%
Income tax provision (benefit)	0.0%	0.0%

Note 9- Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements are filed for potential recognition or disclosure. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March 2016.

HARMONY MERGER CORP.

By:	/s/ Eric S. Rosenfeld
Eric S. Rosenfeld
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Eric S. Rosenfeld	Chairman of the Board and Chief Executive Officer	March 31, 2016
Eric S. Rosenfeld	(Principal Executive Officer)

/s/ Thomas Kobylarz	Chief Financial Officer (Principal financial	March 31, 2016
Thomas Kobylarz	and accounting officer)

/s/ David D. Sgro	Chief Operating Officer and Director	March 31, 2016
David D. Sgro

/s/ John P. Schauerman	Director	March 31, 2016
John P. Schauerman

/s/ Adam J. Semler	Director	March 31, 2016
Adam J. Semler

/s/ Leonard B. Schlemm	Director	March 31, 2016
Leonard B. Schlemm