Form 10-Q
period 2016-03-31
Harmony Merger Corp.
filed 2016-05-20
CIK 1612720

 UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2016

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

As of May 20, 2016, 15,084,750 shares of common stock, par value $0.0001 per share were issued and outstanding.

HARMONY MERGER CORP.

FORM 10-Q FOR THE QUARTER ENDED March 31, 2016

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheets	1
Condensed Statements of Operations	2
Condensed Statements of Cash Flows	3
Notes to Unaudited Condensed Financial Statements	4-10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-12
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	12
Item 4. Controls and Procedures	12
Part II. Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13-14
Item 6. Exhibits	14
Signatures	15

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Harmony Merger Corp.

Condensed Balance Sheets

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$157,422	$324,991
Prepaid expenses	48,555	46,687
Total current assets:	205,977	371,678

Cash, cash equivalents and securities held in Trust	117,420,942	117,374,895
Prepaid expenses - long term	65,756	66,373
Total assets:	$117,692,675	$117,812,946

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$53,193	$17,259
Total current liabilities:	53,193	17,259
Deferred Underwriters Fee	4,325,000	4,325,000
Total liabilities	4,378,193	4,342,259

Commitments
Common Stock, subject to possible conversion (10,585,784 shares at conversion value)	108,086,324	108,043,938
Stockholders' equity
Preferred stock, $.0001 par value, 1,000,000 authorized, 0 outstanding	-	-
Common stock, $.0001 par value; Authorized 27,500,000 shares, 4,498,966 issued and outstanding at March 31, 2016 (excluding 10,585,784 shares subject to possible conversion) and 4,498,966 issued and outstanding at December 31, 2015.	450	450
Additional paid-in capital	5,648,423	5,690,809
Accumulated deficit	(420,715)	(264,510)
Total stockholders' equity	5,228,158	5,426,749

Total liabilities and stockholders’ equity	$117,692,675	$117,812,946

The accompanying notes are an integral part of these unaudited condensed financial statements.

Harmony Merger Corp.

Condensed Statements of Operations

(unaudited)

	Three months ended March 31,
	2016	2015
General and administrative costs	$164,801	$8,217
General and administrative costs - related party	37,500	-
Operating loss	(202,301)	(8,217)
Interest Income	46,096	24
Net loss	$(156,205)	$(8,193)
Weighted average shares outstanding	4,498,966	2,726,204
Basic and diluted net loss per share	$(0.03)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Harmony Merger Corp.

Condensed Statements of Cash Flows

(unaudited)

	2016	2015
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(156,205)	$(8,193)
Adjustments to reconcile Net Loss to net cash provided by operations:
Interest earned on cash and securities in trust	(46,047)
Changes in operating assets and liabilities:		-
Prepaid expenses	(1,251)	(119,345)
Accounts payable	35,934	81,977
Net cash provided by Operating Activities	(167,569)	(45,561)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in cash, cash equivalents and securities in Trust Account		(117,300,000)
Net cash used in Investing Activities	-	(117,300,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of offering costs	-	(43,208)
Proceeds from sale of shares of common stock to initial stockholders	-	75,674
Proceeds from Public Offering, net of offering costs	-	112,605,665
Proceeds from Insider Units	-	5,585,000
Net cash provided by Financing Activities	-	118,223,131

Net increase in cash and cash equivalents	(167,569)	877,570

Cash and cash equivalents at beginning of period	324,991	1,115
Cash and cash equivalents at end of period	$157,422	$878,685
Supplemental disclosure of non-cash investing and financing activities
Accrual of deferred underwriting fee	$-	$(4,325,000)

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

All activity through March 31, 2016 relates to the Company’s formation, initial public offering and identifying suitable candidates for a Business Combination.

The registration statement for the Company’s initial public offering was declared effective on March 23, 2015. The Company consummated a public offering of 11,500,000 units (“Units”) on March 27, 2015 (the “Offering”), including the exercise of the over-allotment option (“Overallotment”) of 1,500,000 Units, generating gross proceeds of $115,000,000 and net proceeds of $112,605,665 after deducting $2,394,335 of transaction costs (up to an additional $4,325,000 of deferred underwriting expenses may be paid upon the completion of a business combination), which is discussed in Note 3. In addition, the Company generated gross and net proceeds of $5,585,000 from a private placement (the “Private Placement”) of units (“Private Units”) to certain of the Initial Stockholders (defined below) and Cantor Fitzgerald & Co., the representative of the underwriters in the Offering (“Cantor”), which is described in Note 4.

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

The Company anticipates that in order to fund its working capital requirements, the Company will need to use all of the remaining funds not held in trust, the interest earned on the funds held in the trust account, as well as enter into contingent fee arrangements with its vendors. The Company may need to enter into contingent fee arrangements with vendors or raise additional capital through loans or additional investments from initial shareholders, officers, directors, or third parties. None of the initial shareholders, officers or directors is under any obligation to advance funds to, or invest in, the Company. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and controlling overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The Company has no present revenue, and the Company’s cash and working capital as of March 31, 2016 are not sufficient to complete its planned activities for the upcoming year. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Harmony Merger Corp.

Notes to Condensed Financial Statements (continued)

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared for interim financial information and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included.  The Company has evaluated subsequent events through the issuance of this Form 10-Q.  Operating results for the quarter ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other period. The accompanying condensed financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s prospectus filed with the Securities and Exchange Commission on March 24, 2015.

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

Cash, cash equivalents and securities held in Trust Account

At March 31, 2016, substantially all of the assets in the Trust Account were held in United States Treasury Bills with a maturity of April 21, 2016. $117,340,445 in US Treasury Bills were purchased on October 27, 2015. At March 31, 2016 the trust account had earned $46,047 and accrued $78,926 in interest and held $1,571 in cash. This account is classified as restricted.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Net loss per common share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of (i) warrants sold in the Initial Public Offering to purchase 11,500,000 shares of the Company and (ii) warrants sold in the Private Units to purchase 558,500 shares of the Company, in the calculation of diluted loss per share, since the exercise of the warrants is contingent on the occurrence of future events. 10,585,784 shares of common stock subject to possible conversion at March 31, 2016, were also excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the trust earnings. At March 31, 2016, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period.

Common stock subject to possible conversion

The Company accounts for its common stock subject to possible conversion in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”.   Common stock subject to mandatory conversion is classified as a liability instrument and is measured at fair value. Conditionally convertible common stock (including common stock that features conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at March 31, 2016, the common stock subject to possible conversion is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Harmony Merger Corp.

Notes to Condensed Financial Statements (continued)

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is required to file income tax returns in the United States (federal) and in various state and local jurisdictions. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on May 21, 2014, the evaluation was performed for the 2014 and 2015 tax years, which would be the only period subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the three months ended March 31, 2016. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

Harmony Merger Corp.

Notes to Condensed Financial Statements (continued)

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

Harmony Merger Corp.

Notes to Condensed Financial Statements (continued)

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

As of March 31, 2016, there are no shares of preferred stock issued or outstanding.

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

The Initial Stockholders’ 3,026,250 shares (“Initial Shares”) were placed into an escrow account on the closing of the Offering. Subject to certain limited exceptions, these shares will not be released from escrow until with respect to 50% of the shares, the earlier of one year after the date of the consummation of an initial Business Combination and the date on which the closing price of the common stock exceeds $12.50 per share for any 20 trading days within a 30-trading day period following the consummation of an initial Business Combination and, with respect to the remaining 50% of the shares, one year after the date of the consummation of an initial Business Combination, or earlier if, subsequent to the Company’s initial Business Combination, the Company consummates a subsequent liquidation, merger, share exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property. Pursuant to letter agreements executed with the Company and the underwriter, the Initial Stockholders have waived their right to receive distributions with respect to their Initial Shares upon the Company’s redemption of 100% of the outstanding public shares held by the Public Stockholders. As of March 31, 2016, 4,498,966 shares of common stock were issued and outstanding which excludes 10,585,784 shares subject to possible conversion.

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

The Company consummated the Offering of 11,500,000 units on March 27, 2015 generating gross proceeds of $115,000,000 and net proceeds of $112,605,665 after deducting $2,394,335 of transaction costs (up to an additional $4,325,000 of deferred underwriting expenses may be paid upon the completion of a business combination) and $5,585,000 from the private placement to the initial stockholders of the Company (“Initial Stockholders”) and Cantor Fitzgerald & Co., the representative of the underwriters in the Offering (“Cantor”).

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

For the three months ended March 31, 2016, we had net losses of $156,205, which consisted primarily of $60,900 in Delaware franchise taxes, $41,600 in professional fees, $37,500 in administrative fees to Crescendo Advisors II, LLC, an affiliate of our Chairman and CEO, Eric Rosenfeld, investment banking fees of approximately $21,800, public company costs of approximately $13,700, trust fund administration costs of approximately $11,100, insurance costs of approximately $7,200, and research costs of approximately $6,800 which were offset by interest income of approximately $46,100.

For the three months ended March 31, 2015, we had net losses of $8,193, which consisted primarily of general and administration costs. Activity during this period was mostly attributable to the Initial Public Offering on March 27, 2015, therefore there was minimal operating activity and costs.

Liquidity and Capital Resources

As of March 31, 2016, we had $157,422 in our operating bank account. Interest earned in the trust account may be released to the Company to pay the Company’s tax obligations. As of March 31, 2016, U.S Treasury Bills with one month, three month, and six month maturities were yielding approximately 0.18%, 0.21%, and 0.39%, respectively. While we may invest in other securities, we believe such rates are representative of those we may receive on the balance of the trust account.

Over the next 12 months we will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. Our estimates are based upon the belief that in-depth due diligence will be undertaken only after we have negotiated and signed a letter of intent or other preliminary agreement that addresses the terms of a business combination. Our actual costs may be higher or lower than these estimates.

We anticipate that in order to fund our working capital requirements, we will need to use all of the remaining funds not held in trust and the interest earned on the funds held in the trust account. We may need to enter into contingent fee arrangements with our vendors or raise additional capital through loans or additional investments from our initial shareholders, officers, directors, or third parties. None of the initial shareholders, officers or directors is under any obligation to advance funds to, or invest in, us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and controlling overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. The Company has no present revenue, and the Company’s cash and working capital as of March 31, 2016 are not sufficient to complete its planned activities for the upcoming year. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2016.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2016, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2016 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company consummated the Offering of 11,500,000 units on March 27, 2015 generating gross proceeds of $115,000,000 and net proceeds of $112,605,665 after deducting $2,394,335 of transaction costs (up to an additional $4,325,000 of deferred underwriting expenses may be paid upon the completion of a business combination) and $5,585,000 from the private placement to the initial stockholders of the Company (“Initial Stockholders”) and Cantor Fitzgerald & Co., the representative of the underwriters in the Offering (“Cantor”). Each unit consisted of one share of common stock and one warrant, each to purchase one share of common stock. Cantor acted as the lead managing underwriter of the initial public offering.   The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-197330). The Securities and Exchange Commission declared the registration statement effective on March 23, 2015.

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

Date:  May 20, 2016