Form 10-Q
period 2016-06-30
Harmony Merger Corp.
filed 2016-08-15
CIK 1612720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2016

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

As of August 15, 2016, 15,084,750 shares of common stock, par value $0.0001 per share were issued and outstanding.

HARMONY MERGER CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2016

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheets	1
Condensed Statements of Operations	2
Condensed Statements of Cash Flows	3
Notes to Unaudited Condensed Financial Statements	4-10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-12
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	13
Item 4. Controls and Procedures	13
Part II. Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 6. Exhibits	14
Signatures	15

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Harmony Merger Corp.

Condensed Balance Sheets

	June 30, 2016 (unaudited)	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$113,704	$324,991
Prepaid expenses	36,171	46,687
Total current assets:	149,875	371,678

Cash, cash equivalents and securities held in Trust	117,391,631	117,374,895
Prepaid expenses - long term	54,616	66,373
Total assets:	$117,596,122	$117,812,946

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$21,759	$17,259
Total current liabilities:	21,759	17,259
Deferred Underwriters Fee	4,325,000	4,325,000
Total liabilities	4,346,759	4,342,259

Commitments
Common Stock, subject to possible conversion (10,585,498 and 10,585,784 shares at conversion value) as of June 30, 2016 and December 31, 2015 respectively.	108,043,938	108,043,938
Stockholders' equity
Preferred stock, $.0001 par value, 1,000,000 authorized, 0 outstanding	-	-
Common stock, $.0001 par value; Authorized 27,500,000 shares, 4,498,252 issued and outstanding at June 30, 2016 and 4,498,966 at December 31, 2015 (excluding 10,585,498 and 10,585,784 shares subject to possible conversion at June 30, 2016 and December 31, 2015).	450	450
Additional paid-in capital	5,690,809	5,690,809
Accumulated deficit	(485,834)	(264,510)
Total stockholders' equity	5,205,425	5,426,749

Total liabilities and stockholders’ equity	$117,596,122	$117,812,946

The accompanying notes are an integral part of these unaudited condensed financial statements.

Harmony Merger Corp.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
General and administrative costs	$83,910	$72,011	$248,712	$76,599
General and administrative costs - related party	37,500	37,500	75,000	41,129
Operating loss	(121,410)	(109,511)	(323,712)	(117,728)
Interest income	56,291	17,127	102,387	17,151
Net Loss	$(65,119)	$(92,384)	$(221,325)	$(100,577)
Weighted average shares outstanding	4,498,966	4,498,966	4,498,966	3,617,482
Basic and diluted net loss per share	$(0.01)	$(0.02)	$(0.05)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Harmony Merger Corp.

Condensed Statements of Cash Flows

(unaudited)

	For the Six Months ending June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(221,325)	$(100,576)
Adjustments to reconcile Net Loss to net cash used by operations:
Interest earned on cash and securities in trust	(102,268)	(16,864)
Changes in operating assets and liabilities:
Prepaid expenses	22,273	(220,857)
Accounts payable	4,500	58,509
Net cash used in Operating Activities	(296,820)	(279,788)
CASH FLOWS FROM INVESTING ACTIVITIES
Withdrawal of Trust funds to pay taxes	85,533
Investment in cash, cash equivalents and securities in Trust Account		(117,300,000)
Net cash provided by (used in) Investing Activities	85,533	(117,300,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of offering costs	-	(82,906)
Payment of note to stockholder		(50,000)
Proceeds from Public Offering, net of offering costs	-	112,605,665
Proceeds from Insider Units	-	5,585,000
Net cash provided by Financing Activities	-	118,057,759

Net increase (decrease) in cash and cash equivalents	(211,287)	477,971

Cash and cash equivalents at beginning of period	324,991	1,115
Cash and cash equivalents at end of period	$113,704	$479,086

Supplemental disclosure of non-cash investing and financing activities
Accrual of deferred underwriting fee		$4,325,000

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") and pursuant to the accounting and disclosure rules regulations of the U.S. Securities and Exchange Commission. (the “SEC”).

All activity through June 30, 2016 relates to the Company’s formation, initial public offering and identifying suitable candidates for a Business Combination.

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

The Company, after signing a definitive merger agreement for a Business Combination, is required to provide stockholders who acquired Public Shares in the Offering (“Public Stockholders”) with the opportunity to convert their Public Shares for a pro rata share of the Trust Account. In the event that stockholders owning approximately 92.06% or more of the Public Shares exercise their conversion rights described below, the Business Combination will not be consummated. The actual percentages, however, will only be able to be determined once a target business is located and the Company can assess all of the assets and liabilities of the combined company upon consummation of the proposed Business Combination, subject to the requirement that the Company must have at least $5,000,001 of net tangible assets upon close of such Business Combination. As a result, the actual percentage of shares that can be converted may be significantly lower than the above estimates. The stockholders of the Company prior to the Offering (the “Initial Stockholders”) have agreed to vote any shares they then hold in favor of any proposed Business Combination and will waive any conversion rights with respect to these shares and the shares included in the Private Units pursuant to letter agreements executed in connection with the Offering.

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

The Company will consummate a Business Combination only if holders of less than approximately 92.06% of the Public Shares, subject to adjustment as described above, elect to convert their shares to a pro-rata portion of the amount held in the Trust Account and a majority of the outstanding shares of common stock voted, are voted in favor of the Business Combination. Notwithstanding the foregoing, the Amended and Restated Certificate of Incorporation of the Company provides that a Public Stockholder, together with any affiliate or other person with whom such Public Stockholder is acting in concert or as a “group” (within the meaning of Section 13 of the Securities Act of 1934, as amended), will be restricted from seeking conversion rights with respect to an aggregate of more than 20% of the Public Shares (but only with respect to the amount over 20% of the Public Shares). A “group” will be deemed to exist if Public Stockholders (i) file a Schedule 13D or 13G indicating the presence of a group or (ii) acknowledge to the Company that they are acting, or intend to act, as a group.

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

Mr. Rosenfeld has also agreed to enter into an agreement in accordance with the guidelines of Rule 10b5-1of the Exchange Act, pursuant to which he will place limit orders for an aggregate of up to $500,000 of common stock of the Company commencing on the later of (1) two business days after a Form 8-K disclosing all material information relating to an initial Business Combination, and (2) 60 days after the termination of the “restricted period” in connection with Offering under Regulation M of the Exchange Act, and ending on the record date for the shareholder meeting at which such initial Business Combination is to be approved, or earlier in certain circumstances as described in the limit order agreement, which is referred to as the buyback period. These limit orders will require Mr. Rosenfeld to purchase any shares of common stock of the Company offered for sale (and not purchased by another investor) at or below a price equal to the per-share amount held in the Trust Account as reported in such Form 8-K, until the earlier of (1) the expiration of the buyback period or (2) the date such purchases reach $500,000 in total. The Company will provide at least 20 business days between the beginning of the buyback period and the record date for the shareholder meeting for such initial Business Combination. It is intended that the purchases will satisfy the conditions of Rule 10b-18(b) under the Exchange Act to the extent possible and the concern broker’s purchase obligation will otherwise be subject to applicable law, including Regulation M under the Exchange Act, which may prohibit or limit purchases pursuant to the limit order agreement in certain circumstances. Any shares purchased by Mr. Rosenfeld pursuant to this arrangement will be voted in favor of the proposed Business Combination. Additionally, Mr. Rosenfeld has agreed not to convert any buyback shares into the right to receive a pro rata portion of the funds held in the Trust Account or to transfer, assign or sell any buyback shares (except to the same permitted transferees as the insider shares and provided the transferees agree to the same transfer restrictions) until (A) the earlier of one year after the completion of an Initial Business combination and the date on which the closing price of common stock of the Company exceeds $12.50 for any 20 trading days within a 30-trading day period following the completion of an Initial Business combination with respect to 50% of the buyback shares and (B) one year after the completion of an Initial Business combination with respect to the remaining 50% of the buyback shares.

The Company anticipates that in order to fund its working capital requirements, the Company will need to use all of the remaining funds not held in trust, the interest earned on the funds held in the trust account, as well as enter into contingent fee arrangements with its vendors. The Company may need to enter into contingent fee arrangements with vendors or raise additional capital through loans or additional investments from initial shareholders, officers, directors, or third parties. None of the initial shareholders, officers or directors is under any obligation to advance funds to, or invest in, the Company. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and controlling overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The Company has no present revenue, and the Company’s cash and working capital as of June 30, 2016 are not sufficient to complete its planned activities for the upcoming year. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Harmony Merger Corp.

Notes to Condensed Financial Statements

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared for interim financial information and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included.  The Company has evaluated subsequent events through the issuance of this Form 10-Q.  Operating results for the quarter ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other period. The accompanying condensed financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s prospectus filed with the Securities and Exchange Commission on March 24, 2015.

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

Cash, cash equivalents and securities held in Trust Account

At June 30, 2016, substantially all of the assets in the Trust Account were held in an interest bearing money market. At June 30, 2016 the trust account had earned $102,277 in interest and held $117,391,631 in cash. This account is classified as restricted.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Net loss per common share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of (i) warrants sold in the Initial Public Offering to purchase 11,500,000 shares of the Company and (ii) warrants sold in the Private Units to purchase 558,500 shares of the Company, in the calculation of diluted loss per share, since the exercise of the warrants is contingent on the occurrence of future events. 10,585,498 shares of common stock subject to possible conversion at June 30, 2016, were also excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the trust earnings. At June 30, 2016, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period.

Common stock subject to possible conversion

The Company accounts for its common stock subject to possible conversion in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”.   Common stock subject to mandatory conversion is classified as a liability instrument and is measured at fair value. Conditionally convertible common stock (including common stock that features conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at June 30, 2016, the common stock subject to possible conversion is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the three months ended June 30, 2016. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

As of June 30, 2016, there are no shares of preferred stock issued or outstanding.

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

The Initial Stockholders’ 3,026,250 shares (“Initial Shares”) were placed into an escrow account on the closing of the Offering. Subject to certain limited exceptions, these shares will not be released from escrow until with respect to 50% of the shares, the earlier of one year after the date of the consummation of an initial Business Combination and the date on which the closing price of the common stock exceeds $12.50 per share for any 20 trading days within a 30-trading day period following the consummation of an initial Business Combination and, with respect to the remaining 50% of the shares, one year after the date of the consummation of an initial Business Combination, or earlier if, subsequent to the Company’s initial Business Combination, the Company consummates a subsequent liquidation, merger, share exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property. Pursuant to letter agreements executed with the Company and the underwriter, the Initial Stockholders have waived their right to receive distributions with respect to their Initial Shares upon the Company’s redemption of 100% of the outstanding public shares held by the Public Stockholders. As of June 30, 2016, 4,498,252 shares of common stock were issued and outstanding which excludes 10,585,498 shares subject to possible conversion.

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

For the three months ended June 30, 2016, we had net losses of $65,119, which consisted primarily of $37,500 in administrative fees to Crescendo Advisors II, LLC, an affiliate of our Chairman and CEO, Eric Rosenfeld, $24,300 in Delaware franchise taxes, public company costs of approximately $13,700, investment banking fees of approximately $11,200, $9,000 in professional fees, insurance costs of approximately $7,200, research costs of approximately $6,800, retainer costs of $5,000, and trust fund administration costs of approximately $3,400 which were offset by interest income of approximately $56,300.

For the three months ended June 30, 2015, we had net losses of $92,384, which consisted primarily of $37,500 in administrative fees to Crescendo Advisors II, LLC, investment banking fees of approximately $22,400, professional fees of approximately $15,800, public company costs of approximately $15,200, insurance costs of approximately $7,100, research costs of approximately $6,700 and trust fund administration costs of approximately $4,200 which were offset by interest income of approximately $17,000.

For the six months ended June 30, 2016, we had net losses of $221,325, which consisted primarily of $85,200 in Delaware franchise taxes, $50,700 in professional fees, $75,000 in administrative fees to Crescendo Advisors II, LLC, an affiliate of our Chairman and CEO, Eric Rosenfeld, investment banking fees of approximately $33,000, public company costs of approximately $27,400, trust fund administration costs of approximately $14,500, insurance costs of approximately $14,400, research costs of approximately $13,500 and retainer costs of $5,000 which were offset by interest income of approximately $102,400.

For the six months ended June 30, 2015, we had net losses of $100,576, which consisted primarily of $41,100 in administrative fees to Crescendo Advisors II, LLC, an affiliate of our Chairman and CEO, Eric Rosenfeld, investment banking fees of approximately $23,600, public company costs of approximately $17,500, $14,700 in professional fees, insurance costs of approximately $7,600, research costs of approximately $6,700, and trust fund administration costs of approximately $4,200 which were offset by interest income of approximately $17,200.

Liquidity and Capital Resources

As of June 30, 2016, we had $113,704 in our operating bank account. Interest earned in the trust account was released to the Company in June 2016 to pay the Company’s tax obligations incurred through March 2016 in the amount of $85,533.

Over the next 9 months we will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. Our estimates are based upon the belief that in-depth due diligence will be undertaken only after we have negotiated and signed a letter of intent or other preliminary agreement that addresses the terms of a business combination. Our actual costs may be higher or lower than these estimates.

We anticipate that in order to fund our working capital requirements, we will need to use all of the remaining funds not held in trust and the interest earned on the funds held in the trust account. We may need to enter into contingent fee arrangements with our vendors or raise additional capital through loans or additional investments from our initial shareholders, officers, directors, or third parties. None of the initial shareholders, officers or directors is under any obligation to advance funds to, or invest in, us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and controlling overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. The Company has no present revenue, and the Company’s cash and working capital as of June 30, 2016 are not sufficient to complete its planned activities for the upcoming year. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2016.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2016, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Date:     August 15, 2016