Form 10-K
period 2016-12-31
Harmony Merger Corp.
filed 2017-03-10
CIK 1612720

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

As of June 30, 2016 (the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of common stock held by non-affiliates was approximately $115,345,000 (based on a closing price of $10.03 per share).

As of March 10, 2017, there were 15,084,750 shares of common stock, $.0001 par value per share, outstanding.

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

On March 27, 2015, we closed our initial public offering of 11,500,000 units, including 1,500,000 units that were subject to the underwriters’ over-allotment option, with each unit consisting of one share of common stock, par value $.0001 per share (“Common Stock”), and one redeemable warrant (“Warrant”) entitling the holder to purchase one share of common stock at a price of $11.50 per share commencing on the later of 30 days after the completion of an initial business combination or March 23, 2016. Simultaneous with the consummation of the initial public offering, we consummated the private placement of 558,500 units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit, generating total proceeds of $5,585,000. The Private Placement Units were purchased by our stockholders prior to our initial public offering (“initial stockholders”) and Cantor Fitzgerald & Co., the representative of the underwriters in the initial public offering (“Cantor”).

On January 7, 2017, we entered into an Agreement and Plan of Reorganization (the “Amalgamation Agreement”) for a proposed business combination among Harmony Merger Sub (Canada) Inc., a corporation incorporated under the laws of the Province of Ontario and our wholly owned subsidiary (“Merger Sub”), Customer Acquisition Network (Canada) Inc., a corporation incorporated under the laws of the Province of Ontario (“Customer Acquisition”), and the shareholders of Customer Acquisition (“Signing Holders”). On February 23, 2017, we received a notice from Customer Acquisition purportedly terminating the Amalgamation Agreement. We believe that Customer Acquisition did not have the right to terminate the Amalgamation Agreement and that the termination is therefore ineffective. We intend to vigorously pursue all available claims and remedies against Customer Acquisition under the Amalgamation Agreement and applicable law.

Given Customer Acquisition’s purported termination of the Amalgamation Agreement described above, there is not sufficient time before March 27, 2017 (the date currently provided in our amended and restated certificate of incorporation by which we must consummate an initial business combination) to allow us to consummate an initial business combination. Accordingly, our board has determined that it is in the best interests of our stockholders to extend the date that we have to consummate an initial business combination. We therefore intend to seek an extension of such date by calling a meeting of stockholders at which public stockholders will have the opportunity to vote on such extension. Information regarding the proposed extension will be provided to stockholders through a proxy statement that will be sent to stockholders when available. If the extension is approved, we will continue to seek to consummate an initial business combination until the extended date as described below. If the extension is not approved, we will dissolve and liquidate.

Effecting a Business Combination

Sources of Target Businesses

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

Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage.

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

Fair Market Value of Target Business

Pursuant to the NASDAQ Stock Market LLC listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, although we may acquire a target business whose fair market value significantly exceeds 80% of the trust account balance. We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure a business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, only the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. Since we have no specific business combination under consideration, we have not entered into any such fund raising arrangement and have no current intention of doing so. The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

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

Stockholder Approval of Business Combination

In connection with any proposed business combination, we will seek stockholder approval of such initial business combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, for a pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid. The amount in the trust account as of December 31, 2016, was approximately $10.22 per share.

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

Our initial stockholders and our officers and directors have agreed (1) to vote any shares of common stock owned by them in favor of any proposed business combination and (2) not to convert any insider shares in connection with a stockholder vote to approve a proposed initial business combination or a vote to amend the provisions of our amended and restated certificate of incorporation relating to stockholders’ rights or pre-business combination activity. Additionally, Eric S. Rosenfeld, our Chief Executive Officer, has agreed to enter into an agreement in accordance with the guidelines of Rule 10b5-1 of the Exchange Act, pursuant to which he will place limit orders for an aggregate of up to $500,000 of our common stock, or “buyback shares,” as described in more detail in this annual report. Any buyback shares purchased by Mr. Rosenfeld pursuant to this arrangement will be voted in favor of the proposed business combination, thereby further reducing the number of public shares needed to be voted in favor of a business combination to have it approved.

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

Conversion Rights

In connection with any proposed business combination, public stockholders may seek to convert their public shares, regardless of whether they vote for or against the proposed business combination, for a pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid. A public stockholder will always have the ability to vote against the proposed business combination and not seek conversion of his shares.

Our initial stockholders have agreed not to convert any insider shares or shares included in the Private Placement Units, or private shares, for a pro rata portion of the funds in the trust account in connection with a stockholder vote to approve a proposed initial business combination. Additionally, each initial stockholder other than NPIC Limited, DKU 2013 LLC, The K2 Principal Fund L.P., Covalent Capital Partners Master Fund, L.P. and Halcyon Master Fund L.P. has agreed not to convert any public shares they hold for a pro rata portion of the funds in the trust account in connection with a stockholder vote to approve a proposed initial business combination. NPIC Limited, DKU 2013 LLC, The K2 Principal Fund L.P., Covalent Capital Partners Master Fund, L.P. and Halcyon Master Fund L.P. would be allowed to convert any public shares they purchase for a pro rata portion of the funds in the trust account in connection with a stockholder vote to approve a proposed initial business combination.

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

There is a nominal cost associated with this tendering process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the tendering broker $45 and it would be up to the broker whether or not to pass this cost on to the converting holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise conversion rights to deliver their shares through the vote. The need to deliver shares is a requirement of exercising conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require stockholders seeking to exercise conversion rights to tender their shares prior to the consummation of the proposed business combination and the proposed business combination is not consummated, this may result in an increased cost to stockholders.

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

If the proposed business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their conversion rights would not be entitled to convert their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Liquidation if No Business Combination

If we do not complete a business combination by March 27, 2017 (or such later date as may be approved by our stockholders), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In connection with our redemption of 100% of our outstanding public shares for a portion of the funds held in the trust account, each holder will receive a full pro rata portion of the amount then in the trust account, plus any pro rata interest earned on the funds held in the trust account and not previously released to us to pay our taxes payable on such funds (subject in each case to our obligations under Delaware law to provide for claims of creditors). At such time, the warrants will expire, holder of warrants will receive nothing upon a liquidation with respect to such warrants and the warrants will be worthless.

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

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the Delaware General Corporation Law, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we are unable to complete a business combination within the prescribed time frame, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our liquidation deadline and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280 of the Delaware General Corporation Law, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations have been limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses.

We have sought to have all third parties (including any vendors or other entities we engaged) and any prospective target businesses enter into valid and enforceable agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. In the event that a potential contracted party was to refuse to execute such a waiver, we will execute an agreement with that entity only if our management first determines that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to execute such a waiver. Examples of instances where we may engage a third party that refused to execute a waiver would be the engagement of a third party consultant who cannot sign such an agreement due to regulatory restrictions, such as our auditors who are unable to sign due to independence requirements, the underwriters in our initial public offering, who have not waived their rights to indemnification provided by us under the underwriting agreement, or other third parties whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or a situation in which management does not believe it would be able to find a provider of required services willing to provide the waiver. There is also no guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. Eric S. Rosenfeld has agreed that he will be liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. We have not independently verified whether Mr. Rosenfeld has sufficient funds to satisfy these indemnity obligations. Accordingly, he may not be able to satisfy his indemnification obligations if he is required to so as we have not required Mr. Rosenfeld to retain any assets to provide for his indemnification obligations, nor have we taken any further steps to ensure that he will be able to satisfy any indemnification obligations that arise. Additionally, the agreement entered into by Mr. Rosenfeld specifically provides that he will have no personal liability as to any claimed amounts owed to a target business or vendor or other entity who has executed a valid and enforceable agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. While we currently expect that our independent directors would take legal action on our behalf against Mr. Rosenfeld to enforce his indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Moreover, he will not be personally liable to our public stockholders and instead will only have liability to us. As a result, if we liquidate, the per-share distribution from the trust account could be less than approximately $10.20 due to claims or potential claims of creditors. We will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount then held in the trust account, inclusive of any interest not previously released to us to pay our tax obligations, plus any remaining net assets (subject to our obligations under Delaware law to provide for claims of creditors as described below).

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

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we may not be able to return to our public stockholders at least approximately $10.20 per share.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after our liquidation deadline, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. Claims may be brought against us for these reasons.

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

Employees

We have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. We do not intend to have any full-time employees prior to the consummation of a business combination.

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

If we are unable to consummate our business combination by March 27, 2017 (or such later date as may be approved by our stockholders), you may be forced to wait until our liquidation deadline before receiving liquidation distributions.

We have until March 27, 2017 (or such later date as may be approved by our stockholders) in which to complete a business combination. We have no obligation to return funds to investors prior to such date unless we consummate a business combination prior thereto and only then in cases where investors have sought to convert their shares. Only after the expiration of this full-time period will public stockholders be entitled to liquidation distributions if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate your investment, you may be forced to sell your securities potentially at a loss.

We are limited to the funds held outside of the trust account to fund our search for target businesses, and to complete our initial business combination and we may be unable to continue as a going concern.

As of December 31, 2016, we had $23,865 of cash available to us outside the trust account to fund our working capital requirements. At December 31, 2016, $12,514 was restricted to only be used for the purposes of paying taxes on behalf of Harmony Merger Corp. Accordingly, we may not have sufficient funds available with which to structure, negotiate or close our initial business combination. In such event, we would need to borrow funds from our initial stockholders or their affiliates to operate or may be forced to cease searching for a target business. To this end, Eric Rosenfeld loaned us an aggregate of $60,000 for our working capital purposes on each of November 21, 2016, February 6, 2017 and March 1, 2017. Such loans were evidenced by promissory notes. If our initial stockholders or their affiliates agree to loan us additional funds, such loans would be evidenced by similar promissory notes. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of our business combination into additional Private Placement Units at a price of $10.00 per unit. Our initial stockholders are under no obligation to loan us any funds. These conditions raise substantial doubt about our ability to continue as a going concern.

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

11

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

Our placing of funds in trust may not protect those funds from third party claims against us. Although we have sought to have all vendors and service providers we engage and prospective target businesses we negotiate with execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, they may not execute such agreements. In the event that a potential contracted party was to refuse to execute such a waiver, we will execute an agreement with that entity only if our management first determines that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to execute such a waiver. Examples of instances where we may engage a third party that refused to execute a waiver would be the engagement of a third party consultant who cannot sign such an agreement due to regulatory restrictions, such as our auditors who are unable to sign due to independence requirements, the underwriters of our initial public offering, who have not waived their rights to indemnification provided by us under the underwriting agreement, or other third parties whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or a situation in which management does not believe it would be able to find a provider of required services willing to provide the waiver. Furthermore, even if such entities execute such agreements with us, they may seek recourse against the monies held in the trust account. A court may not uphold the validity of such agreements. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our public stockholders. Eric S. Rosenfeld has agreed that he will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduces the amount of funds in the trust account to below $10.20 per public share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, Mr. Rosenfeld will not be responsible to the extent of any liability for such third-party claims. Furthermore, he will not be personally liable to our public stockholders and instead will only have liability to us. We have not independently verified whether Mr. Rosenfeld has sufficient funds to satisfy his indemnity obligations and, therefore, Mr. Rosenfeld may not be able to satisfy those obligations. We have not asked Mr. Rosenfeld to reserve for such eventuality. Therefore, the per-share distribution from the trust account in such a situation may be less than $10.20, plus interest, due to such claims.

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

As indicated above, Eric S. Rosenfeld has agreed that he will be liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us, subject to the limitations described in this annual report. If Mr. Rosenfeld asserts that he is unable to satisfy his obligations or that he has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against Mr. Rosenfeld to enforce his indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against Mr. Rosenfeld to enforce his indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.20 per share.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

If we have not completed our initial business combination by our liquidation deadline, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We may not properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, third parties may seek to recover from our stockholders’ amounts owed to them by us.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after expiration of the liquidation deadline, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public holders of common stock from the trust account prior to addressing the claims of creditors. Claims may be brought against us for these reasons.

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

No public warrants will be exercisable for cash and we will not be obligated to issue shares of common stock unless the shares issuable upon such exercise have been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. At the time that the warrants become exercisable, we expect to continue to be listed on a national securities exchange, which would provide an exemption from registration in every state. However, we cannot assure you of this fact. If the shares issuable upon exercise of the warrants are not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the warrants may be deprived of any value, the market for the warrants may be limited and they may expire worthless if they cannot be sold.

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

We may amend the terms of the warrants in a way that may be adverse to holders with the approval by the holders of a majority of the then outstanding warrants.

Our warrants have been issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The warrant agreement requires the approval by the holders of at least 65% of the then outstanding warrants (including the warrants underlying the Private Placement Units) in order to make any change that adversely affects the interests of the warrant holders. Examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants or shorten the exercise period. If such amendments are so substantial that the solicitation of the consent of the warrant holders would be deemed to be the offering of a new security, our ability to effect any such amendments would be subject to compliance with the registration requirements of the Securities Act or an available exemption therefrom.

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

Our officers and directors are not required to commit their full time to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments. We presently expect each of our employees to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full-time employees prior to the consummation of our initial business combination. All of our officers and directors are engaged in several other business endeavors and are not obligated to devote any specific number of hours to our affairs. If our officers’ and directors’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate our initial business combination. We cannot assure you these conflicts will be resolved in our favor.

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

Our officers and directors have waived their right to have their insider shares, private shares or any other shares of common stock acquired in our initial public offering or thereafter converted, or to receive distributions with respect to their insider shares or private shares upon our liquidation if we are unable to consummate our initial business combination. Accordingly, the insider shares and private shares will be worthless if we do not consummate our initial business combination. In addition, our officers and directors have loaned, and may loan additional, funds to us and may be owed reimbursement for expenses incurred in connection with certain activities on our behalf which would likely only be repaid if we complete an initial business combination. The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a particular target business with which to complete a business combination.

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

On January 5, 2017, we received a notice from Nasdaq stating that we failed to hold an annual meeting of stockholders within 12 months after its fiscal year ended December 31, 2015, as required by Nasdaq Listing Rules 5620(a) and 5810(c)(2)(G). We have submitted a plan to regain compliance pursuant to the procedures set forth in the Nasdaq Listing Rules and will seek to regain compliance by March 27, 2017. While the plan is pending, our securities will continue to trade on Nasdaq.

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

A potential target may make it a closing condition to our business combination that we have a certain amount of cash in excess of the $5,000,001 of net tangible assets we are required to have pursuant to our organizational documents available at the time of closing. If the number of our stockholders electing to exercise their conversion rights has the effect of reducing the amount of money available to us to consummate a business combination below such minimum amount required by the target business and we are not able to locate an alternative source of funding, we will not be able to consummate such business combination and we may not be able to locate another suitable target within the applicable time period, if at all. In that case, public stockholders may have to remain stockholders of our company and wait until after March 27, 2017 (or such later date as approved by stockholders) in order to be able to receive a pro rata portion of the trust account, or attempt to sell their shares in the open market prior to such time, in which case they may receive less than a pro rata share of the trust account for their shares.

In connection with the vote to approve any proposed business combination, we will offer each public stockholder the option to vote in favor of the proposed business combination and still seek conversion of his, her or its shares.

In connection with any meeting held to approve the business combination, we will offer each public stockholder (including NPIC Limited, DKU 2013 LLC, The K2 Principal Fund L.P., Covalent Capital Partners Master Fund, L.P. and Halcyon Master Fund L.P. but not our other initial stockholders) the right to have his, her or its public shares converted for cash (subject to the limitations described elsewhere in this annual report) regardless of whether such stockholder votes for or against such proposed business combination. This is different than other similarly structured blank check companies where stockholders are offered the right to have their shares converted only when they vote against a proposed business combination. Accordingly, public stockholders owning a majority of the shares sold in our initial public offering may exercise their conversion rights and we could still consummate a proposed business combination so long as a majority of shares voted at the meeting are voted in favor of the proposed business combination. The ability to seek conversion while voting in favor of a proposed business combination may make it more likely that we will consummate our initial business combination.

Public stockholders, together with any affiliates of theirs or any other person with whom they are acting in concert or as a “group,” will be restricted from seeking conversion rights with respect to more than 20% of the shares sold in our initial public offering.

In connection with the vote to approve a proposed business combination, we will offer each public stockholder (including NPIC Limited, DKU 2013 LLC, The K2 Principal Fund L.P., Covalent Capital Partners Master Fund, L.P. and Halcyon Master Fund L.P. but not our other initial stockholders) the right to have his, her, or its public shares converted for cash. Notwithstanding the foregoing, a public stockholder, together with any of its affiliates or any other person with whom it is acting in concert or as a “group” will be restricted from seeking conversion rights with respect to more than 20% of the shares sold in our initial public offering. Accordingly, if you hold more than 20% of the shares sold in our initial public offering and our proposed business combination is approved, you will not be able to seek conversion rights with respect to the full amount of your shares and may be forced to hold such shares following the business combination over 20% or sell them in the open market. We cannot assure you that the value of such shares will appreciate over time following a business combination or that the market price of our shares of common stock will exceed the per-share conversion price.

We may require stockholders who wish to convert their shares in connection with the proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights.

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

Our initial stockholders collectively own approximately 24% of our issued and outstanding shares of common stock. In connection with the vote for a proposed business combination, all of our initial stockholders, as well as all of our officers and directors, have agreed to vote the shares of common stock owned by them immediately before our initial public offering as well as any shares of common stock acquired in the aftermarket in favor of such proposed business combination.

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

Our outstanding warrants may have an adverse effect on the market price of shares of common stock.

We have issued warrants to purchase 11,500,000 shares of common stock as part of the units offered by our initial public offering and warrants underlying the Private Placement Units to purchase 558,500 shares of common stock. We may also issue additional units (including warrants) to our officers, directors, initial stockholders or their affiliates upon conversion of promissory notes issued to such persons for loans made to supplement our working capital requirements. The sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act of 1940. Since we will invest the proceeds held in the trust account, it is possible that we could be deemed an investment company. Notwithstanding the foregoing, we do not believe that our principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may be invested by the trustee only in United States government treasury bills, notes or bonds having a maturity of 180 days or less or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 and that invest solely in United States treasuries. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940.

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

Continuing compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls and may require us to have such system audited by an independent registered public accounting firm. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. A target business may also not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls. The development of the internal controls of such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTY

We maintain our principal executive offices at 777 Third Avenue, 37th floor, New York, NY 10017. The cost for this space is included in the $12,500 per-month fee Crescendo Advisors II, LLC, an entity controlled by Mr. Rosenfeld, will charge us for general and administrative services commencing upon the date of our initial public offering pursuant to a letter agreement between us and Crescendo Advisors II, LLC. We believe, based on rents and fees for similar services in New York, NY, that the fee charged by Crescendo Advisors II is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

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

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
2017:
First Quarter*	10.98	10.40	10.24	10.14	0.80	0.24
2016:
Fourth Quarter	10.90	10.15	10.30	9.98	0.50	0.25
Third Quarter	10.20	9.72	10.21	9.98	0.45	0.19
Second Quarter	10.25	10.10	10.50	9.83	0.34	0.17
First Quarter	10.25	9.86	10.00	9.82	0.40	0.20
2015:
Fourth Quarter	10.34	9.81	10.03	9.69	0.39	0.21
Third Quarter	10.33	10.05	10.10	9.85	0.45	0.27
Second Quarter	11.06	9.97	15.00	9.75	0.50	0.14
First Quarter	10.08	10.00	N/A	N/A	N/A	N/A

*Through March 8, 2017

Holders

As of March 1, 2017, there were 23 holders of record of our units, 334 holders of record of our shares of common stock and 146 holders of record of our warrants. We believe we have in excess of 300 beneficial holders of our securities.

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

The total net proceeds to us from the offering (including the over-allotment option) and private placements were $118,114,593 after deducting $2,394,335 of transaction costs (up to an additional $4,325,000 of deferred underwriting fees may be paid upon the completion of a business combination), of which $117,300,000 was deposited into the trust account and the remaining proceeds of approximately $814,593 became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through December 31, 2016, we have used $814,593 of the net proceeds that were not deposited into the trust fund to pay general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest. As of December 31, 2016, there was $117,507,609 held in the trust fund.

Purchases of Equity Securities by Issuer and Affiliates

No purchases of our equity securities have been made by us or affiliated purchasers within the fourth quarter of the fiscal year ended December 31, 2016.

ITEM 6. SELECTED FINANCIAL DATA

The following table summarizes the relevant financial data for our business and should be read with our financial statements, which are included in this Report.

	December 31,		For the Period from May 21, 2014 (inception) to December 31,
	2016	2015	2014

Income Statement Data:
Loss from operations	$(689,568)	$(338,531)	$(1,324)
Net loss	(434,698)	(263,187)	(1,323)
Loss per share	(0.10)	(0.06)	(0.00)

Cash Flow Data:
Net cash used in operating activities	$(483,142)	$(433,883)	$(1,323)
Net cash provided by (used in) investing activities	122,016	(117,300,000)	-
Net cash provided by financing activities	60,000	118,057,759	2,438

Balance Sheet Data:
Cash	$23,865	$324,991	$1,115
Cash and securities held in Trust Account	117,507,609	117,374,895	-
Total assets	117,551,889	117,812,946	116,885
Common stock subject to possible redemption	108,035,987	108,043,938	-
Total stockholders’ equity	5,000,002	5,426,749	23,677

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-K, words such “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings.   Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Annual Report on Form 10-K should be read as being applicable to all forward-looking statements whenever they appear in this Annual Report.   Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

For the year ended December 31, 2016, we had net losses of $434,698, which consisted primarily of $150,000 in administrative fees to Crescendo Advisors II, LLC, an affiliate of our Chairman and CEO, Eric Rosenfeld, professional fees of $183,530, franchise tax expenses of $138,900, investment banking fees of $55,670, public company costs of $56,640, trust fund administration costs of $29,630, insurance costs of $28,660, research costs of $28,510, travel expenses related to finding a target of $10,610, and retainer fees of $5,000 which were offset by interest income of $254,870.

As of December 31, 2016, we had cash in the trust account of $117,507,609. Interest earned in the trust account may be released to the Company to pay the Company’s tax obligations. Through December 31, 2016, we withdrew $122,016 of the $329,625 in interest earned in the trust account to pay franchise taxes.

For the year ended December 31, 2015, we had net losses of $263,187, which consisted primarily of $116,129 in administrative fees to Crescendo Advisors II, LLC, an affiliate of our Chairman and CEO, Eric Rosenfeld, investment banking fees of $68,852, public company costs of $46,275, professional fees of $35,814, retainer fees of $15,000, insurance costs of $22,187, research costs of $19,894 and trust fund administration costs of $11,192, which were offset by interest income of $75,344.

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

Liquidity and Capital Resources

As of December 31, 2016, we had $23,865 of cash available to us outside the trust account to fund our working capital requirements. At December 31, 2016, $12,514 was restricted to only be used for the purposes of paying taxes on behalf of Harmony Merger Corp. Interest earned in the trust account may be released to the Company to pay the Company’s tax obligations. As of December 31, 2016, U.S Treasury Bills with one month, three month, and six month maturities were yielding approximately .44%, .51%, and ..62%, respectively. While we may invest in other securities, we believe such rates are representative of those we may receive on the balance of the trust account. We will be using these funds to pay Delaware franchise taxes payable to the state of Delaware.

We anticipate that in order to fund our working capital requirements, we will need to use all of the remaining funds not held in trust and a portion of the interest earned on the funds held in the trust account. We may need to enter into contingent fee arrangements with our vendors or raise additional capital through loans or additional investments from our initial shareholders, officers, directors, or third parties. None of the initial shareholders, officers or directors is under any obligation to advance funds to, or invest in, us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and controlling overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. The Company has no present revenue, and the Company’s cash and working capital as of December 31, 2016, are not sufficient to complete its planned activities through March 27, 2017, the date we are currently required to liquidate (or such later date as may be approved by our stockholders). These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

On each of November 21, 2016, February 6, 2017 and March 1, 2017, we issued a $60,000 convertible promissory note to Eric S. Rosenfeld, our Chief Executive Officer, to evidence loan made by him to us. The loans are unsecured, non-interest bearing and are payable at the consummation of an initial business combination. Upon consummation of an initial business combination, the principal balance of the notes may be converted, at the holder’s option, to units at a price of $10.00 per unit. The terms of the units will be identical to the Private Placement Units. If Mr. Rosenfeld converts the entire principal balance of the convertible promissory notes, he would receive 18,000 units. If a business combination is not consummated, the notes will not be repaid by us and all amounts owed thereunder by us will be forgiven except to the extent that we have funds available outside of the trust account. The issuance of the notes to Mr. Rosenfeld was exempt pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company has adopted the methodologies prescribed by ASU 2014-15 the adoption of ASU 2014-15 had no material effect on its financial position or results of operations. However, since operations of the Company do not generate revenue that will fund the operating account, Eric Rosenfeld has contributed and will continue to contribute funds, in the form of a loan in return for convertible promissory notes, to maintain the business activities of the Company.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2016.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2016, we were not subject to any market or interest rate risk. The net proceeds of our initial public offering, including amounts in the trust account, have been invested in United States government treasury bills, bonds or notes having a maturity of 180 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 and that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2016, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under that framework, management concluded that our internal control over financial reporting was effective as of December 31, 2016. Given the minimal operations of the Company as a blank check company with only 3 executive officers, we believe this level of support for management’s assessment is sufficient given the Company’s operations. The JOBS Act permits an emerging growth company such as us to take advantage of specified reduced reporting and other requirements that are otherwise applicable generally to public companies. Among these provisions is an exemption from the auditor attestation requirement under Section 404 of the Sarbanes-Oxley Act of 2002 in the assessment of the emerging growth company’s internal control over financial reporting. We have elected to rely on this exemption and are not providing such an attestation from our auditors.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ending December 31, 2016 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Eric S. Rosenfeld	59	Chairman of the Board and Chief Executive Officer
David D. Sgro	40	Chief Operating Officer
Thomas Kobylarz	39	Chief Financial Officer and Director
John P. Schauerman	60	Director
Adam J. Semler	52	Director
Leonard B. Schlemm	64	Director

Eric S. Rosenfeld has served as our chairman of the board and chief executive officer since our inception. Mr. Rosenfeld previously served as the chairman of the board and chief executive officer of Quartet Merger Corp., a blank check company (“Quartet”), from its inception in April 2013 until its merger with Pangaea Logistics Ltd. (“Pangaea”) in October 2014, and has served as a director of Pangaea since such time. Mr. Rosenfeld was chairman of the board and chief executive officer of Trio Merger Corp. (“Trio”) from its inception in June 2011 until its merger with SAExploration Holdings Inc. (“SAE”) in June 2013 and served as a director of SAE until July 2016. Mr. Rosenfeld has been the president and chief executive officer of Crescendo Partners, L.P., a New York-based investment firm, since its formation in November 1998. He has also been the senior managing member of Crescendo Advisors II LLC, the entity providing the Company with general and administrative services, since its formation in August 2000. From April 2006 until July 2008, Mr. Rosenfeld served as the chairman of the board, chief executive officer and president of Rhapsody Acquisition Corp. (“Rhapsody”), an OTCBB-listed blank check company. Rhapsody completed its business combination in July 2008 with Primoris Services Corporation and is now listed on the NASDAQ Stock Market. Mr. Rosenfeld served as a director of that company from the completion of its business combination in July 2008 until May 2014. From its inception in April 2004 until June 2006, he was the chairman of the board, chief executive officer and president of Arpeggio Acquisition Corp. (“Arpeggio”), an OTCBB-listed blank check company. Arpeggio completed its business combination in June 2006 with Hill International, now listed on the NYSE. Mr. Rosenfeld served as a director of Hill International, Inc. from the time of the business combination until June 2010. Mr. Rosenfeld is currently chairman of the board of CPI Aerostructures, Inc. a NYSE MKT-listed company engaged in the contract production of structural aircraft parts principally for the U.S. Air Force and other branches of the U.S. armed forces. He became a director in April 2003 and chairman in January 2005. Mr. Rosenfeld has also served on the board of Cott Corporation, a NYSE-listed beverage company, since June 2008. Since December 2012, Mr. Rosenfeld has been a board member of Absolute Software Corporation, a Toronto Stock Exchange listed provider of security and management for computers and ultra-portable devices.

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

David D. Sgro, CFA, has served as our chief operating officer since our inception and served as a director from our inception until his resignation as a director on August 10, 2016. Mr. Sgro served as Quartet’s chief financial officer, secretary and a member of its board of directors from April 2013 until its merger with Pangaea in October 2014 and has served as a director of Pangaea since such time. Mr. Sgro served as Trio’s chief financial officer, secretary, and a member of its board of directors from its inception in June 2011, until its merger with SAE in June 2013 and served as a director of SAE until July 2016. From April 2006 to July 2008, Mr. Sgro served as the chief financial officer of Rhapsody and from July 2008 to May 2011, Mr. Sgro served as a director of Primoris. Mr. Sgro has been a Senior Managing Director of Crescendo Partners, L.P. since December 2008 and has held numerous positions with Crescendo Partners since May 2005. Mr. Sgro is also the co-founder and head of research of Jamarant Capital since its inception in 2016. Mr. Sgro served on the board of Bridgewater Systems, Inc., a TSX listed telecommunications software company, from June 2008 until its sale to Amdocs in August 2011. From August 2003 to May 2005, Mr. Sgro attended Columbia Business School. From June 1998 to May 2003, he worked as an analyst and then senior analyst at Management Planning, Inc., a firm engaged in the valuation of privately held companies. Simultaneously, Mr. Sgro worked as an associate with MPI Securities, Management Planning, Inc.’s boutique investment banking affiliate. From June 2004 to August 2004, Mr. Sgro worked as an analyst at Brandes Investment Partners. Mr. Sgro also currently serves on the board of directors of Imvescor Restaurant Group, a Montreal based restaurant franchisor; BSM Technologies, Inc., a Toronto based provider of GPS enabled fleet management services; and Hill International, Inc., a construction project management firm. Mr. Sgro received a B.S. in Finance from The College of New Jersey and an M.B.A. from Columbia Business School. In 2001, he became a Chartered Financial Analyst (CFA) Charterholder. Mr. Sgro is a regular guest lecturer at The College of New Jersey and Columbia Business School.

Thomas Kobylarz has served as our Chief Financial Officer since our inception and a director since August 2016. Since March 2014, Mr. Kobylarz has served as the Chief Financial Officer and Chief Compliance Officer of Crescendo Partners, L.P. From January 2009 to September 2013, Mr. Kobylarz served as the Chief Financial Officer and also served as the Chief Operating Officer from January 2009 through December 2011 of Saiers Capital, LLC (formerly Alphabet Management, LLC), a multi-strategy derivatives and volatility-focused manager. From July 2004 to January 2009, Mr. Kobylarz was at Merrill Lynch & Co. where he held various positions in the Prime Brokerage division of Global Capital Markets and Investment Banking and most recently served as a Vice President. From October 2002 to June 2004, Mr. Kobylarz was at Bear, Stearns, & Co. where he served as a relationship manager in their Prime Brokerage division. From September 1999 to September 2002, Mr. Kobylarz was employed at Rothstein, Kass & Co. where he served as a senior accountant, managing the tax and audit work for hedge fund clients. Mr. Kobylarz earned a B.A. in Accounting from Lehigh University in 1999.

We believe Mr. Kobylarz is well-qualified to serve as a member of our board due to his public company experience, operational experience and contacts and his prior experience with Quartet.

John P. Schauerman has served as a director since July 2014. Mr Schauerman has been a director or Primoris since November 2016. Mr. Schauerman served as executive vice president, corporate development of Primoris from February 2009 to May 2013, and served as a Director of Primoris from July 2008 to May 2013. He served as the chief financial officer of Primoris from February 2008 to February 2009. He also served as a director of Primoris and its predecessor entity from 1993 to July 2008. He joined Primoris’ wholly-owned subsidiary, ARB, Inc., in 1993, as senior vice president. In his current role, he is responsible for developing and integrating Primoris’ overall strategic plan, including the evaluation and structuring of new business opportunities and acquisitions. Prior to joining ARB, Inc., he was senior vice president of Wedbush Morgan Securities. Mr. Schauerman received a B.S. in Electrical Engineering from UCLA and an M.B.A. from Columbia Business School.

We believe Mr. Schauerman is well-qualified to serve as a member of our board due to his public company experience, operational experience and contacts and his prior experience with Quartet.

Adam J. Semler has served as a director since July 2014. Mr. Semler joined York Capital Management, an investment management fund, in 1995 and held several positions with the firm, most recently holding the position of chief operating officer and member of its managing partner until he retired in December 2011. While at York Capital Management, he was responsible for all financial operations of the firm. During this time, he also served as chief financial officer and secretary of York Enhanced Strategies Fund, LLC, a closed ended mutual fund. Previously, he was at Granite Capital International Group, an investment management firm, where Mr. Semler was responsible for the accounting and operations function for its equity products. He also previously worked as a senior accountant at Goldstein, Golub, Kessler & Co., where Mr. Semler specialized in the financial services industry, as well as a senior accountant at Berenson, Berenson, Adler. Mr. Semler is a C.P.A. and received a B.B.A. from Emory University.

We believe Mr. Semler is well-qualified to serve as a member of our board due to his financial and accounting expertise.

Leonard B. Schlemm has served as a director since July 2014. Mr. Schlemm has served as the chairman of Myca Health Inc., a medical software company focused on primary care practices across the United States, since May 2013 and a member of its board since 2008. Mr. Schlemm is also the co-founder and a board member in a number of fitness center companies across Canada and Europe, including The Atwater Club (since February 2002) and The Mansfield Clubs (since 2005). He also served as chairman of the board of AD OPT Technologies from November 2002 until April 2004. From November 1999 until i-ts merger with Net Pulse Communications and E-Zone Networks in November 2000, he served as chairman of the board of Xystos Media Networks, an interactive media company with three million users under long-term contract. Mr. Schlemm was a co-founder of 24 Hour Fitness, one of the world’s largest privately owned and operated fitness center chains, sold to private equity investors in June 2014 for $1.9 billion, and was its chairman from September 1986 until July 1997. From June 1996 to January 1999, Mr. Schlemm served as a member of the board of directors of Forza Limited, a European fitness equipment distribution company. Mr. Schlemm was a member of the board of directors of Arpeggio from its inception in April 2004 until its merger in June 2006 and was a member of the board of directors of Rhapsody from its inception in April 2006 until its merger in July 2008. Mr. Schlemm received a Bachelor of Commerce degree from McGill University (great distinction) and an M.B.A. from Harvard University (with distinction). He also received his Chartered Accountant designation in Canada in 1975.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2016, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

On March 23, 2015, our board of directors adopted a code of ethics that applies to our executive officers, directors and employees. The code of ethics codifies the business and ethical principles that governs aspects of our business

ITEM 11. EXECUTIVE COMPENSATION

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of December 31, 2016, by:

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

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percent of Class

Eric S. Rosenfeld	1,662,537	(2)	11.02%
David D. Sgro	313,494		2.08%
Thomas Kobylarz	60,827		*
John P. Schauerman	22,500		*
Adam J. Semler	22,500		*
Leonard B. Schlemm	179,700		1.19%
All directors and executive officers as a group (six individuals)	2,261,558		14.99%
AQR Capital Management, LLC (3)	1,800,000		11.93%
Polar Securities Inc. (4)	1,507,975	(5)	10.00%
Davidson Kempner Capital Management LP (6)	925,000		6.13%
The K2 Principal Fund, L.P. (7)	1,540,000		10.21%
Karpus Management, Inc. (8)	1,551,668		10.29%

*Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Harmony Merger Corp., 777 Third Avenue, 37th Floor, New York, New York 10017.
(2)	Includes 90,000 shares held by the Rosenfeld Children’s Successor Trust, a trust established for Mr. Rosenfeld’s children.
(3)	The business address of AQR Capital Management, LLC is Two Greenwich Plaza, Greenwich, Connecticut 06830. Information derived from a Schedule 13G filed on April 10, 2015.
(4)	The business address of Polar Securities Inc. is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada. Information derived from a Schedule 13G filed on April 2, 2015.
(5)	Includes shares of common stock held by North Pole Capital Master Fund, for which Polar Securities Inc. serves as investment manager.
(6)	The business address of Davidson Kempner Capital Management LP is c/o Davidson Kempner Partners, 65 East 55th Street, 19th Floor, New York, New York 10022. Information derived from a Schedule 13G filed on April 2, 2015.
(7)	The business address of The K2 Principal Fund, L.P. is 2 Bloor St West, Suite 801, Toronto, Ontario, M4W 3E2. Information derived from a Schedule 13G filed on April 23, 2015.
(8)	The business address of Karpus Management, Inc. is 183 Sully’s Trail, Pittsford, New York 14534. Information derived from a Schedule 13G filed on April 8, 2016.

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

Equity Compensation Plans

As of December 31, 2016, we had no compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance.

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

Promissory Notes and Loans

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

On November 21, 2016, we issued a $60,000 convertible promissory note to Eric S. Rosenfeld to evidence a loan made by him to us. The loan is unsecured, non-interest bearing and is payable at the consummation of our business combination. Upon consummation of a business combination, the principal balance of the note may be converted, at Mr. Rosenfeld’s option, to Private Placement Units at a price of $10.00 per unit. If Mr. Rosenfeld converts the entire principal balance of the convertible promissory note, he would receive 6,000 units. If a business combination is not consummated, the note will not be repaid by us and all amounts owed thereunder by us will be forgiven except to the extent that we have funds available outside of the trust account.

On January 10, 2017, Eric Rosenfeld advanced $25,000 to the Company. The advance is unsecured, non-interest bearing and is payable at the consummation of our business combination or earlier if the Company chooses to do so. If not repaid prior to a business combination and if a business combination is not consummated, the advance will not be repaid by us and all amounts owed thereunder by us will be forgiven except to the extent that we have funds available outside of the trust account.

On February 6, 2017 we issued a $60,000 convertible promissory note to Eric S. Rosenfeld to evidence a loan made by him to us. The loan is unsecured, non-interest bearing and is payable at the consummation of our business combination. Upon consummation of a business combination, the principal balance of the note may be converted, at Mr. Rosenfeld’s option, to Private Placement Units at a price of $10.00 per unit. If Mr. Rosenfeld converts the entire principal balance of the convertible promissory note, he would receive 6,000 units. If a business combination is not consummated, the note will not be repaid by us and all amounts owed thereunder by us will be forgiven except to the extent that we have funds available outside of the trust account.

On March 1, 2017, we issued a $60,000 convertible promissory note to Eric S. Rosenfeld to evidence a loan made by him to us. The loan is unsecured, non-interest bearing and is payable at the consummation of our business combination. Upon consummation of a business combination, the principal balance of the note may be converted, at Mr. Rosenfeld’s option, to Private Placement Units at a price of $10.00 per unit. If Mr. Rosenfeld converts the entire principal balance of the convertible promissory note, he would receive 6,000 units. If a business combination is not consummated, the note will not be repaid by us and all amounts owed thereunder by us will be forgiven except to the extent that we have funds available outside of the trust account.

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

Audit Fees

During the fiscal years ended December 31, 2016 and 2015, audit fees for our independent registered public accounting firm were $52,182 and $93,325, respectively.

Audit-Related Fees

During the fiscal years ended December 31, 2016 and 2015, audit-related fees for our independent registered public accounting firm were $0 and $0, respectively.

Tax Fees

During the fiscal years ended December 31, 2016 and 2015, fees for tax services for our independent registered public accounting firm were $1,236 and $2,060, respectively.

All Other Fees

During the fiscal years ended December 31, 2016 and 2015, fees for other services were $0 and $0, respectively.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following Exhibits are filed as part of this report.

Exhibit No.	Description

1.1	Form of Underwriting Agreement.**
2.1	Agreement and Plan of Reorganization, dated as of January 7, 2017, by and among Harmony Merger Corp., Harmony Merger Sub (Canada) Inc., Customer Acquisition Network (Canada) Inc., and the shareholders of Customer Acquisition Network (Canada) Inc. ***
3.1	Certificate of Incorporation.*
3.2	Amended and Restated Certificate of Incorporation.**
3.3	Bylaws.*
4.1	Specimen Unit Certificate.*
4.2	Specimen Common Share Certificate.*
4.3	Specimen Warrant Certificate.*
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.**
10.1	Form of Letter Agreement among the Registrant, Cantor Fitzgerald & Co. and the Company’s officers, directors and stockholders.*
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.**
10.3	Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders.**
10.4	[Intentionally Omitted]
10.5	Registration Rights Agreement among the Registrant and the Initial Stockholders.**
10.6.1	Subscription Agreements among the Registrant, Graubard Miller and Eric S. Rosenfeld and Rosenfeld Children’s Successor Trust.*
10.6.2	Subscription Agreement among the Registrant, Graubard Miller and David D. Sgro.*
10.6.3	Subscription Agreement among the Registrant, Graubard Miller and Greg Monahan.*
10.6.4	Subscription Agreement among the Registrant, Graubard Miller and Tom Kobylarz.*
10.6.5	[Intentionally omitted.]
10.6.6	Subscription Agreement among the Registrant, Graubard Miller and Joel Greenblatt.*
10.6.7	Subscription Agreement among the Registrant, Graubard Miller and Adam Semler.*
10.6.8	Subscription Agreement among the Registrant, Graubard Miller and John Schauerman.*
10.6.9	Subscription Agreement among the Registrant, Graubard Miller and Leonard Schlemm. *
10.6.10	Subscription Agreement among the Registrant, Graubard Miller and Jeff Hastings.*
10.6.11	Subscription Agreement among the Registrant, Graubard Miller and DKU 2013 LLC.*
10.6.12	Subscription Agreement among the Registrant, Graubard Miller and Halcyon Master Fund L.P., *
10.6.13	[Intentionally omitted.]
10.6.14	Subscription Agreement among the Registrant, Graubard Miller and Covalent Capital Partners Master Fund, L.P.*
10.6.15	Subscription Agreement among the Registrant and Cantor Fitzgerald & Co.*
10.7	Form of letter agreement between Crescendo Advisors II, LLC and the Registrant.*
10.8	Financial Advisor Agreement. *
10.9	Form of confirmation letter from each Initial Stockholder.*
10.10	Form of Escrow Agreement. ***
10.11(a)	Form of Lock-Up Agreement. ***
10.12(b)	Form of Lock-Up Agreement. ***
10.13	Promissory Note issued to Eric Rosenfeld on November 21, 2016.
14	Form of Code of Ethics.*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document	Herewith
101.SCH	XBRL Taxonomy Extension Schema	Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Herewith

*     Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-197330).

**	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 25, 2015

*** Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 9, 2017.

Harmony Merger Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of Harmony Merger Corp.

We have audited the accompanying balance sheets of Harmony Merger Corp. (the “Company”) as of December 31, 2016 and 2015, and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2016 and 2015, and the period from May 21, 2014 (inception) through December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harmony Merger Corp., as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years ended December 31, 2016 and 2015, and the period from May 21, 2014 (inception) through December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no present revenue, its business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2016 are not sufficient to complete its planned activities through March 27, 2017, the date the Company is required to liquidate if it has not completed a business combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Marcum LLP

New York, NY

March 10, 2017

Harmony Merger Corp.

Balance Sheets

	December 31, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$23,865	$324,991
Prepaid expenses	20,415	46,687
Total current assets:	44,280	371,678

Cash, cash equivalents and securities held in Trust	117,507,609	117,374,895
Prepaid expenses - long term	-	66,373
Total assets:	$117,551,889	$117,812,946

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$130,900	$17,259
Total current liabilities:	130,900	17,259
Deferred Underwriters Fee	4,325,000	4,325,000
Note payable to stockholder	60,000	-
Total liabilities	4,515,900	4,342,259

Commitments
Common Stock, subject to possible conversion (10,573,050 and 10,585,784 shares at conversion value) as of December 31, 2016 and December 31, 2015 respectively.	108,035,987	108,043,938
Stockholders’ equity
Preferred stock, $.0001 par value, 1,000,000 authorized, 0 outstanding	-	-
Common stock, $.0001 par value; Authorized 27,500,000 shares, 4,511,700 issued and outstanding at December 31, 2016 and 4,498,966 at December 31, 2015 (excluding 10,573,050 and 10,585,784 respectively that are shares subject to possible conversion at December 31, 2016 and December 31, 2015).	451	450
Additional paid-in capital	5,698,759	5,690,809
Accumulated deficit	(699,208)	(264,510)
Total stockholders’ equity	5,000,002	5,426,749

Total liabilities and stockholders’ equity	$117,551,889	$117,812,946

The accompanying notes are an integral part of these financial statements.

Harmony Merger Corp.

Statements of Operations

	For the Year Ended December 31,		For the Period from May 21, 2014 (inception) to December 31,
	2016	2015	2014
General and administrative costs	$539,568	$222,402	$1,324.00
General and administrative costs - related party	150,000	116,129	-
Operating loss	(689,568)	(338,531)	(1,324)
Interest income	254,870	75,344	1
Net Loss	$(434,698)	$(263,187)	$(1,323.00)
Weighted average shares outstanding	4,499,001	4,061,847	2,643,750
Basic and diluted net loss per share	$(0.10)	$(0.06)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Statement of Changes in Stockholders’ Equity

For the period May 21, 2014 (Inception) through December 31, 2016

	Common Stock		Additional Paid-in	Deficit	Stockholder’s
	Shares	Amount	Capital	Accumulated	Equity
Balance at May 21, 2014	-	-	-	-	-
Common shares issued to initial stockholders	3,026,250	$303	$24,697	$-	$25,000
Net loss	-	-	-	(1,323)	(1,323)
Balance at December 31, 2014	3,026,250	$303	$24,697	$(1,323)	$23,677
Sale of 11,500,000 units	11,500,000	1,150	114,998,850	-	115,000,000
Underwriters discount and offering expenses	-	-	(6,874,803)	-	(6,874,803)
Sale of 558,500 private units	558,500	56	5,584,944	-	5,585,000
Net proceeds subject to possible conversion	(10,585,784)	(1,059)	(108,042,879)	-	(108,043,938)
Net loss	-	-	-	(263,187)	(263,187)
Balance at December 31, 2015	4,498,966	$450	$5,690,809	$(264,510)	$5,426,749
Change in common stock subject to possible conversion	12,734	1	7,950	-	7,951
Net loss	-	-	-	(434,698)	(434,698)
Balance at December 31, 2016	4,511,700	$451	$5,698,759	$(699,208)	$5,000,002

The accompanying notes are an integral part of these financial statements.

Harmony Merger Corp.

Statements of Cash Flows

	For the Year Ended December 31,		For the Period from May 21, 2014 (inception) to December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(434,698)	$(263,187)	$(1,323)
Adjustments to reconcile Net Loss to net cash provided by operations:
Interest earned on cash and securities in trust	(254,730)	(74,895)	-
Changes in operating assets and liabilities:
Prepaid expenses	92,645	(113,060)	-
Accounts payable	113,641	17,259	-
Net cash used in Operating Activities	(483,142)	(433,883)	(1,323)
CASH FLOWS FROM INVESTING ACTIVITIES
Withdrawal of Trust funds to pay taxes	122,016	-	-
Investment in cash, cash equivalents and securities in Trust Account	-	(117,300,000)	-
Net cash provided by (used in) Investing Activities	122,016	(117,300,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of offering costs	-	(82,906)	-
Payment of deferred offering costs associated with initial public offering	-	-	(72,562)
Note payable to stockholder	60,000	(50,000)	50,000
Proceeds from sale of shares of common stock to initial stockholders	-	-	25,000
Proceeds from Public Offering, net of offering costs	-	112,605,665	-
Proceeds from Insider Units	-	5,585,000	-
Net cash provided by Financing Activities	60,000	118,057,759	2,438

Net increase (decrease) in cash and cash equivalents	(301,126)	323,876	1,115

Cash and cash equivalents at beginning of period	324,991	1,115	-
Cash and cash equivalents at end of period	$23,865	$324,991	$1,115
Supplemental disclosure of non-cash investing and financing activities
Accrual of deferred underwriting fee	$-	$4,325,000	$-
Accrual of deferred offering costs	$-	$-	$43,208
Change in value of ordinary shares subject to possible conversion	$(7,951)	$-	$-

The accompanying notes are an integral part of these financial statements.

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

All activity through December 31, 2016 relates to the Company’s formation, initial public offering and identifying suitable candidates for a Business Combination.

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

The Company, after signing a Business Combination, is required to provide stockholders who acquired Public Shares in the Offering (“Public Stockholders”) with the opportunity to convert their Public Shares for a pro rata share of the Trust Account. In the event that stockholders owning approximately 91.9% or more of the Public Shares exercise their conversion rights described below, the Business Combination will not be consummated. The actual percentages, however, will only be able to be determined once a target business is located and the Company can assess all of the assets and liabilities of the combined company upon consummation of the proposed Business Combination, subject to the requirement that the Company must have at least $5,000,001 of net tangible assets upon close of such Business Combination. As a result, the actual percentage of shares that can be converted may be significantly lower than the above estimates. The stockholders of the Company prior to the Offering (the “Initial Stockholders”) have agreed to vote any shares they then hold in favor of any proposed Business Combination and will waive any conversion rights with respect to these shares and the shares included in the Private Units pursuant to letter agreements executed in connection with the Offering.

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

The Company will consummate a Business Combination only if holders of less than approximately 91.9% of the Public Shares, subject to adjustment as described above, elect to convert their shares to a pro-rata portion of the amount held in the Trust Account and a majority of the outstanding shares of common stock voted, are voted in favor of the Business Combination. Notwithstanding the foregoing, the Amended and Restated Certificate of Incorporation of the Company provides that a Public Stockholder, together with any affiliate or other person with whom such Public Stockholder is acting in concert or as a “group” (within the meaning of Section 13 of the Securities Act of 1934, as amended), will be restricted from seeking conversion rights with respect to an aggregate of more than 20% of the Public Shares (but only with respect to the amount over 20% of the Public Shares). A “group” will be deemed to exist if Public Stockholders (i) file a Schedule 13D or 13G indicating the presence of a group or (ii) acknowledge to the Company that they are acting, or intend to act, as a group.

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

Eric S. Rosenfeld, the Company’s Chief Executive Officer, has agreed that he will be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduces the amount of funds in the Trust Account to below $10.20 per public share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the indemnity of the underwriters of the Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, Mr. Rosenfeld will not be responsible to the extent of any liability for such third-party claims. Furthermore, he will not be personally liable to Public Stockholders and instead will only have liability to the Company. The Company has not independently verified whether Mr. Rosenfeld has sufficient funds to satisfy his indemnity obligations and, therefore, Mr. Rosenfeld may not be able to satisfy those obligations. The Company has not asked Mr. Rosenfeld to reserve for such eventuality. Accordingly, if the Company liquidates, the per-share distribution from the trust account could be less than $10.20 due to claims or potential claims of creditors.

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

Going Concern

The Company anticipates that in order to fund its working capital requirements, the Company will need to use all of the remaining funds not held in trust, the interest earned on the funds held in the trust account, as well as enter into contingent fee arrangements with its vendors.  The Company may need to enter into contingent fee arrangements with vendors or raise additional capital through loans or additional investments from initial shareholders, officers, directors, or third parties. None of the initial shareholders, officers or directors is under any obligation to advance funds to, or invest in, the Company. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and controlling overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The Company has no present revenue, and the Company’s cash and working capital, as of December 31, 2016, are not sufficient to complete its planned activities through March 27, 2017, the date the company is required to liquidate if it has not completed a business combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash, cash equivalents and securities held in Trust Account

As of December 31, 2016, we had cash in the trust account of $117,507,609. Interest earned in the trust account may be released to the Company to pay the Company’s tax obligations. Through December 31, 2016, approximately $122,016 of approximately $329,625 in interest earned in the trust account was withdrawn to pay franchise taxes. Of the $122,016 withdrawn from the trust account, $109,503 was used to pay franchise taxes and $12,514 is segregated as restricted cash in the operating account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Net loss per common share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of (i) warrants sold in the Initial Public Offering to purchase 11,500,000 shares of the Company and (ii) warrants sold as part of the Private Units to purchase 558,500 shares of the Company, in the calculation of diluted loss per share, since the exercise of the warrants is contingent on the occurrence of future events. 10,573,050 and 10,585,784 shares of common stock subject to possible conversion at December 31, 2016 and 2015 respectively, were also excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the trust earnings. At December 31, 2016, 2015 and 2014, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period.

As of December 31, 2014, 3,026,250 shares of common stock were issued and outstanding, of which 382,500 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full so that the Company’s Initial Stockholders will own 20% of the issued and outstanding common shares after the Proposed Public Offering, including shares of common stock included in the Private Units. At December 31, 2014, earnings per share were (0.00) as the company was a development stage company with minimal operating history.

Common stock subject to possible conversion

The Company accounts for its common stock subject to possible conversion in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”.   Common stock subject to mandatory conversion is classified as a liability instrument and is measured at fair value. Conditionally convertible common stock (including common stock that features conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2016 and 2015, the common stock subject to possible conversion is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the years ending December 31, 2016, 2015 or as of December 31, 2014 and for the period from May 21, 2014 (inception) through December 31, 2014. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company has adopted the methodologies prescribed by ASU 2014-15 the adoption of ASU 2014-15 had no material effect on its financial position or results of operations. However, since operations of the Company do not generate revenue that will fund the operating account, Eric Rosenfeld has contributed and will continue to contribute funds, in the form of a loan in return for convertible promissory notes, to maintain the business activities of the Company.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

The Private Units are identical to the Units sold in the Offering, except the Warrants included in the Private Units are non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees. In addition, for as long as any of the warrants underlying the Private Units are held by Cantor or its designees or affiliates, they may not be exercised after five years from the effective date of the registration statement relating to the Offering. Additionally, the initial stockholders have agreed to vote the shares of common stock included therein in favor of any proposed Business Combination. All of the purchasers of the Private Units have agreed (i) not to convert any shares of common stock included therein into the right to receive cash from the Trust Account in connection with a stockholder vote to approve the proposed initial Business Combination and (ii) that the shares of common stock included therein shall not participate in any liquidating distribution upon winding up if a Business Combination is not consummated. Additionally, the holders have agreed not to transfer, assign or sell any of the Private Units or underlying securities (except to certain permitted transferees) until the completion of the initial Business Combination.

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

On November 21, 2016, we issued a $60,000 convertible promissory note to Eric S. Rosenfeld to evidence a loan made by him to us. The loan is unsecured, non-interest bearing and is payable at the consummation of our business combination. Upon consummation of a business combination, the principal balance of the note may be converted, at Mr. Rosenfeld’s option, to Private Placement Units at a price of $10.00 per unit. If Mr. Rosenfeld converts the entire principal balance of the convertible promissory note, he would receive 6,000 units. If a business combination is not consummated, the note will not be repaid by us and all amounts owed thereunder by us will be forgiven except to the extent that we have funds available outside of the trust account.

On January 10, 2017, Eric Rosenfeld advanced $25,000 to the Company. The advance is unsecured, non-interest bearing and is payable at the consummation of our business combination or earlier if the Company chooses to do so. If not repaid prior to a business combination and if a business combination is not consummated, the advance will not be repaid by us and all amounts owed thereunder by us will be forgiven except to the extent that we have funds available outside of the trust account.

On February 6, 2017 we issued a $60,000 convertible promissory note to Eric S. Rosenfeld to evidence a loan made by him to us. The loan is unsecured, non-interest bearing and is payable at the consummation of our business combination. Upon consummation of a business combination, the principal balance of the note may be converted, at Mr. Rosenfeld’s option, to Private Placement Units at a price of $10.00 per unit. If Mr. Rosenfeld converts the entire principal balance of the convertible promissory note, he would receive 6,000 units. If a business combination is not consummated, the note will not be repaid by us and all amounts owed thereunder by us will be forgiven except to the extent that we have funds available outside of the trust account.

On March 1, 2017, we issued a $60,000 convertible promissory note to Eric S. Rosenfeld to evidence a loan made by him to us. The loan is unsecured, non-interest bearing and is payable at the consummation of our business combination. Upon consummation of a business combination, the principal balance of the note may be converted, at Mr. Rosenfeld’s option, to Private Placement Units at a price of $10.00 per unit. If Mr. Rosenfeld converts the entire principal balance of the convertible promissory note, he would receive 6,000 units. If a business combination is not consummated, the note will not be repaid by us and all amounts owed thereunder by us will be forgiven except to the extent that we have funds available outside of the trust account.

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

The Company entered into an agreement with Canaccord Genuity Inc. (“Canaccord Genuity”) pursuant to which

Canaccord Genuity provided the Company with certain financial advisory services in connection with a preliminary review of potential merger and acquisition opportunities, or other services as reasonably requested by the Company and mutually agreeable by Canaccord Genuity, for a period of 18 months from the consummation of the Offering. In consideration of such services, the Company paid Canaccord Genuity a fee of $135,000 in cash upon consummation of the Offering. Such amount was paid in April 2015. The son of the Company’s Chief Executive Officer is an employee of Canaccord Genuity.

The Company presently occupies office space provided by an entity controlled by the Company’s Chairman and Chief Executive Officer. Such entity has agreed that until the earlier of Company’s consummation of a Business Combination or the liquidation of the Trust Account, it will make such office space, as well as general and administrative services including utilities and administrative support, available to the Company as may be required by the Company from time to time. The Company pays an aggregate of $12,500 per month for such services. As of December 31, 2016, $12,500 representing December’s payment was booked to accounts payable.

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

As of December 31, 2016, there are no shares of preferred stock issued or outstanding.

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

As of December 31, 2016, 4,511,700 shares of common stock were issued and outstanding which excludes 10,573,050 shares subject to possible conversion.

Note 8 — Income Tax

The Company’s deferred tax assets are as follows:

	12/31/2016	12/31/2015	12/31/2014
Deferred tax asset
Net operating loss carryforward	$297,723	$105,804	$529
Unrealized loss on securities	-	-	-
Business combination expenses	-	-	-
Total deferred tax assets	297,723	105,804	529
Valuation Allowance	(297,723)	(105,804)	(529)
Deferred tax asset, net of allowance	$-	$-	$-

The income tax provision (benefit) consists of the following:

	Year Ended 12/31/16	Year Ended 12/31/15	Year Ended 12/31/14
Federal
Current	$-	$-	$-
Deferred	(147,797)	(89,484)	(450)
State and Local
Current	-	-	-
Deferred	(44,121)	(15,791)	(79)
Change in valuation allowance	191,918	105,275	529
Income tax provision (benefit)	$-	$-	$-

The Company has a net operating loss (“NOL”) of approximately $699,208. These NOLs expire beginning in 2034. The ultimate realization of the net operating loss is dependent upon future taxable income, if any, of the Company and may be limited in any one period by applicable tax rules. Although management believes that the Company will have sufficient future taxable income to absorb the net loss carryovers before the expiration of the carryover period, there may be circumstances beyond the Company’s control that limit such utilization. Accordingly, management has determined that full valuation allowances of the deferred tax asset are appropriate as of December 31, 2016.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions and is subject to examination by the various taxing authorities. The Company considers New York to be a significant state tax jurisdiction. The Company’s federal, state and local income taxes for the year beginning in 2014 remains subject to examination.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2016, the change in the valuation allowance was approximately $192,000.

A reconciliation of the statutory tax rate to the Company’s effective tax rates as of December 31, 2016 is as follows:

	Year Ended 12/31/16	Year Ended 12/31/15	Year Ended 12/31/14
Statutory federal income tax rate	-34.0%	-34.0%	-34.0%
State taxes, net of federal tax benefit	-8.6%	-6.0%	-6.0%
Change in valuation allowance	42.6%	40.0%	40.0%
Income tax provision (benefit)	0.0%	0.0%	0.0%

Note 9 — Selected Quarterly Information

The following table presents summarized quarterly financial data for each of the four quarters in the year ended December 31, 2016, December 31, 2015 and for the period from May 21, 2014 (inception) through December 31, 2014. The data has been derived from our financial statements that, in management’s opinion, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information when read in conjunction with the Financial Statements and Notes thereto. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2016
Operating costs	$202,301	$121,410	$125,641	$240,216
Interest income	$46,096	$56,292	$71,155	$81,327
Net loss	$(156,205)	$(65,118)	$(54,486)	$(158,889)
Basic and diluted loss per share	$(0.03)	$(0.01)	$(0.01)	$(0.01)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended December 31, 2015
Operating costs	$8,217	$109,511	$112,316	$108,487
Interest income	$24	$17,127	$22,574	$35,618
Net loss	$(8,193)	$(92,384)	$(89,741)	$(72,870)
Basic and diluted loss per share	$(0.00)	$(0.02)	$(0.02)	$(0.02)

	Second	Third	Fourth
	Quarter	Quarter	Quarter
Period from May 21, 2014 (inception) through December 31, 2014
Operating costs	$542	$574	$208
Net loss	$(542)	$(574)	$(208)

Note 10 — Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements are filed for potential recognition or disclosure. On January 7, 2017, the Company entered into an Agreement and Plan of Reorganization (the “Amalgamation Agreement”) with Mundo Media Ltd. (“Mundo”). Subsequent to that on February 23, 2017 Mundo terminated the merger agreement with the Company.

On January 10, 2017, Eric Rosenfeld advanced $25,000 to the Company. The advance is unsecured, non-interest bearing and is payable at the consummation of our business combination or earlier if the Company chooses to do so. If not repaid prior to a business combination and if a business combination is not consummated, the advance will not be repaid by us and all amounts owed thereunder by us will be forgiven except to the extent that we have funds available outside of the trust account.

The company issued additional convertible promissory notes to Eric Rosenfeld on, February 6, 2017 for $60,000 and March 1, 2017 for another $60,000 in evidence to loans made by him to Harmony Merger Corp.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of March 2017.

HARMONY MERGER CORP.

By:	/s/ Eric S. Rosenfeld
Eric S. Rosenfeld
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Eric S. Rosenfeld	Chairman of the Board and
Eric S. Rosenfeld	Chief Executive Officer (Principal Executive Officer)	March 10, 2017

/s/ Thomas Kobylarz	Chief Financial Officer
Thomas Kobylarz	(Principal financial and accounting officer) and Director	March 10, 2017

/s/ David D. Sgro
David D. Sgro	Chief Operating Officer	March 10, 2017

/s/ John P. Schauerman
John P. Schauerman	Director	March 10, 2017

/s/ Adam J. Semler
Adam J. Semler	Director	March 10, 2017

/s/ Leonard B. Schlemm
Leonard B. Schlemm	Director	March 10, 2017

47