Form 10-Q
period 2017-03-31
Harmony Merger Corp.
filed 2017-05-15
CIK 1612720

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2017

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

212-319-7676

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ('232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

As of May 10, 2017, 14,589,415 shares of common stock, par value $0.0001 per share were issued and outstanding.

HARMONY MERGER CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2017

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheets	1
Condensed Consolidated Statements of Operations	2
Condensed Consolidated Statements of Cash Flows	3
Notes to Unaudited Condensed Financial Statements	4-14
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-16
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	16
Item 4. Controls and Procedures	16
Part II. Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 6. Exhibits	17
Signatures	18

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Harmony Merger Corp.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$196,517	$23,865
Prepaid expenses	58,984	20,415
Total current assets:	255,501	44,280

Cash, cash equivalents and securities held in Trust	112,865,059	117,507,609
Total assets:	$113,120,560	$117,551,889

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$372,495	$130,900
Total current liabilities:	372,495	130,900
Deferred Underwriters Fee	4,325,000	4,325,000
Note payable	110,047	-
Notes payable to stockholders	522,572	60,000
Total liabilities	5,330,114	4,515,900

Commitments
Common Stock, subject to possible conversion (10,022,361 and 10,573,050 shares at conversion value) as of March 31, 2017 and December 31, 2016 respectively.	102,790,445	108,035,987
Stockholders' equity
Preferred stock, $.0001 par value, 1,000,000 authorized, 0 outstanding	-	-
Common stock, $.0001 par value; Authorized 27,500,000 shares, 4,567,054 issued and outstanding at March 31, 2017 and 4,511,700 at December 31, 2016 (excluding 10,022,361 and 10,573,050 respectively that are shares subject to possible conversion at March 31, 2017 and December 31, 2016).	457	451
Additional paid-in capital	5,880,964	5,698,759
Accumulated deficit	(881,420)	(699,208)
Total stockholders' equity	5,000,001	5,000,002

Total liabilities and stockholders’ equity	$113,120,560	$117,551,889

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Harmony Merger Corp.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Period Ending March 31,
	2017	2016
General and administrative costs	$267,306	$164,801
General and administrative costs - related party	50,000	37,500
Operating loss	(317,306)	(202,301)
Interest income	135,094	46,096
Net Loss	$(182,212)	$(156,205)
Weighted average shares outstanding	4,454,370	4,498,966
Basic and diluted net loss per share	$(0.04)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Harmony Merger Corp.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(182,212)	$(156,205)
Adjustments to reconcile Net Loss to net cash provided by operations:
Interest earned on cash and securities in trust	(135,094)	(46,047)
Changes in operating assets and liabilities:
Prepaid expenses	(38,569)	(1,251)
Accounts payable	241,595	35,934
Net cash used in Operating Activities	(114,280)	(167,569)
CASH FLOWS FROM INVESTING ACTIVITIES
Addition to principal in the Trust Account	(302,628)
Cash withdrawn from Trust Account	5,080,272	-
Net cash provided by Investing Activities	4,777,644	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable and notes payable to stockholders	572,619	-
Redemption of common stock	(5,063,331)	-
Net cash used in Financing Activities	(4,490,712)	-

Net increase (decrease) in cash and cash equivalents	172,652	(167,569)
Cash and cash equivalents at beginning of period	23,865	324,991
Cash and cash equivalents at end of period	$196,517	$157,422

Supplemental disclosure of non-cash investing and financing activities
Change in value of common stock subject to possible conversion	$(182,212)	$(7,951)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Harmony Merger Corp.

Notes to Condensed Financial Statements

Note 1 — Organization and Plan of Business Operations

Harmony Merger Corp. (the “Company” or “Harmony”) was incorporated in Delaware on May 21, 2014 as a blank check company whose objective is to acquire, through a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, one or more businesses or entities (a “Business Combination”).

All activity through March 31, 2017 relates to the Company’s formation, initial public offering and identifying suitable candidates for a Business Combination.

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

The Company, after signing a definitive merger agreement for a Business Combination, is required to provide stockholders who acquired Public Shares in the Offering (“Public Stockholders”) with the opportunity to convert their Public Shares for a pro rata share of the Trust Account. In the event that stockholders owning approximately 91.1% or more of the Public Shares exercise their conversion rights described below, the Business Combination will not be consummated. The actual percentages, however, will only be able to be determined once a target business is located and the Company can assess all of the assets and liabilities of the combined company upon consummation of the proposed Business Combination, subject to the requirement that the Company must have at least $5,000,001 of net tangible assets upon close of such Business Combination. As a result, the actual percentage of shares that can be converted may be significantly lower than the above estimates. The stockholders of the Company prior to the Offering (the “Initial Stockholders”) have agreed to vote any shares they then hold in favor of any proposed Business Combination and will waive any conversion rights with respect to these shares and the shares included in the Private Units pursuant to letter agreements executed in connection with the Offering.

In connection with any proposed Business Combination, the Company will seek stockholder approval of an initial Business Combination at a meeting called for such purpose at which Public Stockholders may seek to convert their Public Shares, regardless of whether they vote for or against the proposed Business Combination. If the Company seeks stockholder approval of an initial Business Combination, any Public Stockholder voting either for or against such proposed Business Combination will be entitled to demand that his Public Shares be converted into a full pro rata portion of the amount then in the Trust Account. Holders of warrants sold as part of the Units will not be entitled to vote on the proposed Business Combination and will have no conversion or liquidation rights with respect to their shares of common stock underlying such warrants.

The Company will consummate a Business Combination only if holders of less than approximately 91.1% of the Public Shares, subject to adjustment as described above, elect to convert their shares to a pro-rata portion of the amount held in the Trust Account and a majority of the outstanding shares of common stock voted, are voted in favor of the Business Combination. Notwithstanding the foregoing, the Amended and Restated Certificate of Incorporation of the Company provides that a Public Stockholder, together with any affiliate or other person with whom such Public Stockholder is acting in concert or as a “group” (within the meaning of Section 13 of the Securities Act of 1934, as amended), will be restricted from seeking conversion rights with respect to an aggregate of more than 20% of the Public Shares (but only with respect to the amount over 20% of the Public Shares). A “group” will be deemed to exist if Public Stockholders (i) file a Schedule 13D or 13G indicating the presence of a group or (ii) acknowledge to the Company that they are acting, or intend to act, as a group.

Pursuant to the Company’s Amended and Restated Certificate of Incorporation, if the Company is unable to complete its initial Business Combination by July 27, 2017, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining holders of common stock and the Company’s board of directors, dissolve and liquidate. If the Company is unable to consummate an initial Business Combination and is forced to redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, each holder will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account and not released to the Company to pay any of its taxes. Holders of warrants will receive no proceeds in connection with the liquidation. The Initial Stockholders and the holders of Private Units will not participate in any redemption distribution with respect to their initial shares and Private Units, including the common stock included in the Private Units.

On January 7, 2017, Harmony entered into an Agreement and Plan of Reorganization (“Amalgamation Agreement”) with Customer Acquisition Network (Canada) Inc. (“Mundo”). On February 23, 2017, Harmony received notice that Mundo had terminated the previously executed Amalgamation Agreement and Harmony issued a press release later that day indicating that it believed the termination to be ineffective. On March 13, 2017, Harmony announced that it had reached an amicable resolution of its dispute with Mundo and that the Amalgamation Agreement was terminated effective February 23, 2017.

On March 27, 2017, the Company held an annual meeting of its stockholders (the “Meeting”). At the Meeting, the Company’s stockholders considered two proposals.

The first proposal was approved by shareholders to adopt and approve an amendment to the Company’s amended and restated certificate of incorporation (the “charter”) to extend the date that the Company has to consummate a business combination (the “Extension”) to July 27, 2017 (the “Extended Date”).

In connection with this vote, the holders of 495,335 shares of the Company’s common stock properly exercised their right to convert their shares into cash at a conversion price of approximately $10.22 per share, for an aggregate conversion amount of approximately $5,063,330, in connection with the Extension.

If the Company is unable to complete its initial Business Combination and expends all of the net proceeds of the Offering not deposited in the Trust Account, without taking into account any interest earned on the Trust Account, the Company expects that the initial per-share redemption price for common stock will be $10.32 assuming the Company does not liquidate prior to July 27, 2017. The proceeds deposited in the Trust Account could, however, become subject to claims of the Company’s creditors that are in preference to the claims of the Company’s stockholders. In addition, if the Company is forced to file a bankruptcy case or an involuntary bankruptcy case is filed against it that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in its bankruptcy estate and subject to the claims of third parties with priority over the claims of the Company’s common stockholders. Therefore, the actual per-share redemption price may be less than $10.32 assuming the Company does not liquidate prior to July 27, 2017.

Eric S. Rosenfeld, the Company’s Chief Executive Officer, has agreed that he will be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduces the amount of funds in the Trust Account, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the indemnity of the underwriters of the Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, Mr. Rosenfeld will not be responsible to the extent of any liability for such third party claims. Furthermore, he will not be personally liable to Public Stockholders and instead will only have liability to the Company. The Company has not independently verified whether Mr. Rosenfeld has sufficient funds to satisfy his indemnity obligations and, therefore, Mr. Rosenfeld may not be able to satisfy those obligations. The Company has not asked Mr. Rosenfeld to reserve for such eventuality. Accordingly, if the Company liquidates, the per-share distribution from the trust account could be reduced due to claims or potential claims of creditors.

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

On April 10, 2017, the Company formed Harmony Merger Sub, LLC, a wholly-owned subsidiary of the Company (“Merger Sub”), solely for the purpose of effectuating a future business combination with NextDecade, LLC ("NextDecade"). Merger Sub was incorporated under the laws of Delaware. Merger Sub owns no material assets and does not operate any business.

On April 17, 2017, the Company entered into an Agreement and Plan of Merger (the “Agreement”) by and among the Company, Harmony Merger Sub, LLC, a wholly-owned subsidiary of the Company (“Merger Sub”), NextDecade, York Credit Opportunities Investments Master Fund, L.P, York Multi-Strategy Master Fund, L.P., York Select Master Fund, L.P., York Global Finance 43, LLC, Valinor Management, L.P., Valinor Capital Partners SPV XXI, LLC, Halcyon Capital Management L.P., which, together with the Valinor Blocker Manager, are referred to as a “Blocker Manager” and, together, the “Blocker Managers”), Halcyon Energy, Power, and Infrastructure Capital Fund Offshore, LLC, Halcyon Energy, Power, and Infrastructure Capital Holdings Offshore LLC, and Halcyon Energy, Power, and Infrastructure Capital Fund LP. Subject to the Agreement, each of the Blocker Companies will subject to certain exceptions described in the Agreement, merge with and into the Company (each a “Blocker Merger” and, together, the “Blocker Mergers”), with the Company being the surviving entity of the Blocker Mergers and, immediately thereafter Merger Sub will merge with and into NextDecade (the “Merger”) with NextDecade being the surviving entity of the Merger (the “Surviving Company”) and becoming a wholly-owned subsidiary of the Company. See Note 8 — Subsequent Events for a discussion of the Agreement entered into on April 17, 2017.

Going Concern

The Company anticipates that in order to fund its working capital requirements, the Company will need to use all of the remaining funds not held in trust, the interest earned on the funds held in the trust account, as well as enter into contingent fee arrangements with its vendors.  The Company may need to enter into contingent fee arrangements with vendors or raise additional capital through loans or additional investments from initial shareholders, officers, directors, or third parties. None of the initial shareholders, officers or directors is under any obligation to advance funds to, or invest in, the Company. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and controlling overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The Company has no present revenue, and the Company’s cash and working capital, as of March 31, 2017, are not sufficient to complete its planned activities through July 27, 2017, the date the Company is required to liquidate if it has not completed a business combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared for interim financial information and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included.  The Company has evaluated subsequent events through the issuance of this Form 10-Q.  Operating results for the quarter ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other period. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 10, 2017.

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

Cash, cash equivalents and securities held in Trust Account

At March 31, 2017, substantially all of the assets in the Trust Account were held as cash in an interest-bearing money market account valued at $112,865,059. Since inception, the trust earned approximately $464,719 in interest, of which $138,908 has been withdrawn for the payment of taxes. This account is classified as restricted.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Net loss per common share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of (i) warrants sold in the Initial Public Offering to purchase 11,500,000 shares of the Company and (ii) warrants sold in the Private Units to purchase 558,500 shares of the Company, in the calculation of diluted loss per share, since the exercise of the warrants is contingent on the occurrence of future events. 10,585,784 shares of common stock were subject to possible conversion at March 31, 2016, were also excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the trust earnings. 10,022,361 shares of common stock subject to possible conversion at March 31, 2017, were also excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the trust earnings. At March 31, 2017, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period.

Common stock subject to possible conversion

The Company accounts for its common stock subject to possible conversion in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”.   Common stock subject to mandatory conversion is classified as a liability instrument and is measured at fair value. Conditionally convertible common stock (including common stock that features conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2017 and December 31, 2016, the common stock subject to possible conversion is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is required to file income tax returns in the United States (federal) and in various state and local jurisdictions. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on May 21, 2014, the evaluation was performed for the 2014, 2015 and 2016 tax years, which would be the only period subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the three months ended March 31, 2017. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, section 102(b)(1) of the Jobs Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

On January 10, 2017, Eric Rosenfeld made an advance of $25,000 to the Company. The advance is unsecured, non-interest bearing and is payable at the consummation of our business combination, or at anytime sooner. If a business combination is not consummated, the note will not be repaid by us and all amounts owed thereunder by us will be forgiven except to the extent that we have funds available outside of the trust account. On March 31, 2017 this advance made by Eric Rosenfeld was repaid to him in full.

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

On March 27, 2017, the Company’s stockholders prior to the Company’s initial public offering that participated in the simultaneous private placement of units (the “insiders”) and NextDecade loaned the Company $0.0275 for each public share that was not converted, for an aggregate of approximately $302,628, in connection with the stockholder vote to approve the Extension, for each month (or a pro rata portion thereof if less than a month), that is needed by the Company to complete an initial Business Combination from March 27, 2017 until the Extended Date. Accordingly, if the Company takes until the Extended Date to complete an initial Business Combination, the insiders and NextDecade would make aggregate loans of approximately $1,210,500. Each Contribution will be deposited in the trust account established in connection with the Company’s initial public offering prior to the beginning of the extended period which such Contribution is for. Accordingly, if the Company takes the full time through the Extended Date to complete an initial Business Combination, the conversion amount per share at the meeting for such Business Combination or the Company’s subsequent liquidation will be approximately $10.32 per share. The loans will not bear any interest and will be repayable by the Company to the insiders or their affiliates and NextDecade upon consummation of an initial Business Combination. The loans will be forgiven if the Company is unable to consummate an initial Business Combination. The Company’s board of directors will have the sole discretion whether to continue extending for additional months until the Extended Date and if the board determines not to continue extending for additional months, the insiders’ and NextDecade’s obligation to make additional loans will terminate. If this occurs, the Company would wind up the Company’s affairs and redeem 100% of the outstanding public shares in accordance with the procedures set forth in the Company’s amended and restated certificate of incorporation.

The insiders also loaned the Company an aggregate of $150,000 for the Company’s working capital requirements. The loans are evidenced by promissory notes which are unsecured, non-interest bearing and payable at the consummation by the Company of an initial Business Combination. Upon consummation of a Business Combination, the principal balance of the notes may be converted, at the holders’ option, to units at a price of $10.00 per unit. The terms of the units are identical to the units issued by the Company in its initial public offering, except the warrants included in such units are non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the insiders or their permitted transferees. If the insiders convert the entire principal balance of the convertible promissory notes, they would receive 15,000 units. If a Business Combination is not consummated, the notes will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven.

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

As of March 31, 2017, there are no shares of preferred stock issued or outstanding.

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

The Initial Stockholders’ 3,026,250 shares (“Initial Shares”) were placed into an escrow account on the closing of the Offering. Subject to certain limited exceptions, these shares will not be released from escrow until with respect to 50% of the shares, the earlier of one year after the date of the consummation of an initial Business Combination and the date on which the closing price of the common stock exceeds $12.50 per share for any 20 trading days within a 30-trading day period following the consummation of an initial Business Combination and, with respect to the remaining 50% of the shares, one year after the date of the consummation of an initial Business Combination, or earlier if, subsequent to the Company’s initial Business Combination, the Company consummates a subsequent liquidation, merger, share exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property. Pursuant to letter agreements executed with the Company and the underwriter, the Initial Stockholders have waived their right to receive distributions with respect to their Initial Shares upon the Company’s redemption of 100% of the outstanding public shares held by the Public Stockholders. As of March 31, 2017, 4,567,053 shares of common stock were issued and outstanding which excludes 10,022,361 shares subject to possible conversion.

On March 27, 2017, the holders of 495,335 shares of the Company’s common stock exercised their right to convert their shares into cash at a conversion price of approximately $10.22 per share, for an aggregate conversion amount of approximately $5,063,330, in connection with the Extension.

Note 8 – Subsequent Events

Agreement and Plan of Reorganization

On April 17, 2017, Harmony entered into the Agreement by and among Harmony, Merger Sub, NextDecade, York Credit Opportunities Investments Master Fund, L.P, York Multi-Strategy Master Fund, L.P., York Select Master Fund, L.P., York Global Finance 43, LLC, Valinor Management, L.P., Valinor Capital Partners SPV XXI, LLC, Halcyon Capital Management L.P., Halcyon Energy, Power, and Infrastructure Capital Fund Offshore, LLC, Halcyon Energy, Power, and Infrastructure Capital Holdings Offshore LLC, and Halcyon Energy, Power, and Infrastructure Capital Fund LP. Subject to the Agreement, each of the Blocker Companies will, subject to certain exceptions described in the Agreement, merge with and into Harmony, with Harmony being the surviving entity of the Blocker Mergers and, immediately thereafter Merger Sub will merge with and into NextDecade with NextDecade being the Surviving Company and becoming a wholly-owned subsidiary of Harmony. As a result of the Blocker Mergers and the Merger, among other things, all outstanding limited liability company interests or limited partnership interests, as applicable, in each of the Blocker Companies (each such interest in a Blocker Company a “Blocker Membership Interest” and, collectively, the “Blocker Membership Interests”) and all existing membership interests of NextDecade (the “NextDecade Membership Interests”) will be canceled in exchange for the right to receive the consideration described herein and in the Agreement.

Upon consummation of the Blocker Mergers and the Merger, all of the Blocker Membership Interests and NextDecade Membership Interests outstanding immediately prior to the effective time of the transactions will be automatically cancelled and extinguished and converted, collectively, into the right to receive an aggregate of 97,866,510 shares of common stock, par value $0.0001 per share, of Harmony that will result in the former Blocker Membership Interest and NextDecade Membership Interest holders owning approximately 87.0% of the issued and outstanding Harmony Common Stock following the Merger and the current Harmony stockholders owning approximately 13.0% of the issued and outstanding Harmony Common Stock following the Merger (assuming no holder of Public Shares exercises their conversion rights provided in Harmony’s charter documents); provided, that such ownership percentage may subject to certain adjustments prior to Closing as is set forth in the Agreement.

In addition to the consideration described above, the holders of NextDecade Membership Interests and the owners of the Blocker Membership Interests shall be entitled to receive an additional 4,893,326 shares (up to 19,573,304 shares in the aggregate) of Harmony common stock upon the achievement by NextDecade of each of the following milestones:

●	NextDecade or one or more subsidiaries of the foregoing receiving the Final Environment Impact Statement issued by the Federal Energy Regulatory Commission by June 30, 2018;

●	The execution by NextDecade or one or more subsidiaries of the foregoing of a binding sale and purchase or tolling agreement (with customary conditions precedent) for the sale and purchase of, or the provision of tolling services with respect to, at least 1 million tons of liquefied natural gas per annum by June 30, 2018;

●	The execution by NextDecade or one or more subsidiaries of the foregoing of an engineering procurement and construction contract (with customary conditions precedent) for the construction of the Rio Grande LNG export terminal by December 31, 2018; and

●	An affirmative vote of the board of directors of Harmony to make a final investment decision for the Rio Grande LNG or Rio Bravo Pipeline projects by June 30, 2019.

To provide a fund for payment to Harmony with respect to its post-closing rights to indemnification under the Agreement for breaches of representations and warranties and covenants by NextDecade and its Blocker Membership and NextDecade Membership Interest Holders, there will be placed in escrow (with an independent escrow agent) an aggregate of 3.0% of the common shares of Harmony issuable to the Blocker Membership and NextDecade Membership Interest Holders at closing. The aggregate liability for indemnification will generally not exceed the shares held in escrow.

Harmony and NextDecade plan to complete the transactions promptly after the Harmony special meeting, subject to the closing conditions set forth in the Agreement.

NextDecade is a liquefied natural gas (“LNG”) development company focused on LNG export projects and associated pipelines in the State of Texas. NextDecade’s first proposed LNG export facility, the Rio Grande LNG project located in Brownsville, Texas, along with the associated Rio Bravo pipeline originating in the Agua Dulce market area, is well-positioned among the second wave of U.S. LNG projects. NextDecade submitted its pre-filing request to the Federal Energy Regulatory Commission (“FERC”) in March 2015 and filed its formal application for Rio Grande LNG (FERC docket # CP16-454-000) and the associated Rio Bravo Pipeline (FERC docket # CP16-455-000) in May 2016. NextDecade anticipates receiving its draft environmental impact statement from FERC in mid-2017. NextDecade has robust commercial offtake and gas supply strategies in place, as well as non-binding customer commitments indicating strong market interest.

The transaction is expected to be consummated in the third quarter of 2017, after the required approval by the stockholders of the Company and the fulfillment of certain other conditions. There can be no assurance that the transactions will be consummated.

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

On April 17, 2017, the Company entered into an Agreement and Plan of Merger (the “Agreement”) by and among the Company, Harmony Merger Sub, LLC, a wholly-owned subsidiary of the Company (“Merger Sub”), NextDecade, York Credit Opportunities Investments Master Fund, L.P, York Multi-Strategy Master Fund, L.P., York Select Master Fund, L.P., York Global Finance 43, LLC, Valinor Management, L.P., Valinor Capital Partners SPV XXI, LLC, Halcyon Capital Management L.P., which, together with the Valinor Blocker Manager, are referred to as a “Blocker Manager” and, together, the “Blocker Managers”), Halcyon Energy, Power, and Infrastructure Capital Fund Offshore, LLC, Halcyon Energy, Power, and Infrastructure Capital Holdings Offshore LLC, and Halcyon Energy, Power, and Infrastructure Capital Fund LP. Subject to the Agreement, each of the Blocker Companies will, subject to certain exceptions described in the Agreement, merge with and into the Company (each a “Blocker Merger” and, together, the “Blocker Mergers”), with the Company being the surviving entity of the Blocker Mergers and, immediately thereafter Merger Sub will merge with and into NextDecade (the “Merger”) with NextDecade being the surviving entity of the Merger (the “Surviving Company”) and becoming a wholly-owned subsidiary of the Company. See Note 8 — Subsequent Events for a discussion of the merger and share exchange agreement entered into on April 17, 2017

Results of Operations

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

For the three months ended March 31, 2017, we had net losses of $182,212, which consisted primarily of $50,000 in administrative fees to Crescendo Advisors II, LLC, an affiliate of our Chairman and CEO, Eric Rosenfeld, $29,500 in Delaware franchise taxes, public company costs of approximately $36,200, investment banking fees of approximately $10,500, $159,400 in professional fees, insurance costs of approximately $7,200, research costs of approximately $8,600, media related expenses of approximately $5,850, trust fund administration costs of approximately $4,500 and travel costs of approximately $4,100 which were offset by interest income of approximately $135,100.

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

Liquidity and Capital Resources

As of March 31, 2017, we had $196,517 in our operating bank account.

Over the next three months we will be using these funds to ensure we complete the announced merger with Next Decade, LLC., we anticipate that in order to fund our working capital requirements, we will need to use all of the remaining funds not held in trust and the interest earned on the funds held in the trust account. We may need to enter into contingent fee arrangements with our vendors or raise additional capital through loans or additional investments from our initial shareholders, officers, directors, or third parties. None of the initial shareholders, officers or directors is under any obligation to advance funds to, or invest in, us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and controlling overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. The Company has no present revenue, and the Company’s cash and working capital as of March 31, 2017 are not sufficient to complete its planned activities for the upcoming year. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2017.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2017, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2017 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date:  May 15, 2017

