Form 10-Q
period 2017-06-30
NextDecade Corp.
filed 2017-08-09
CIK 1612720

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File No. 001-36842

NEXTDECADE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	46-5723951
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Waterway Square Place, The Woodlands, Texas 77380

(Address of principal executive offices) (Zip Code)

(832) 403-1874

(Registrant’s telephone number, including area code)

Harmony Merger Corp., 777 Third Avenue, 37th Floor, New York, New York 10017

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of August 9, 2017, 105,225,828 shares of common stock were issued and outstanding.

NEXTDECADE CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2017

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheets	1
Condensed Consolidated Statements of Operations	2
Condensed Consolidated Statements of Cash Flows	3
Notes to Unaudited Condensed Financial Statements	4-10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	13
Item 4. Controls and Procedures	13
Part II. Other Information
Item 1. Legal Proceedings	14
Item 1A. Risk Factors	14
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3. Defaults Upon Senior Securities	15
Item 4. Mine Safety Disclosures	15
Item 5. Other Information	15
Item 6. Exhibits	15
Signatures	16

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NextDecade Corporation

Condensed Consolidated Balance Sheets

	June 30, 2017	December 31,
	(unaudited)	2016
ASSETS
Current Assets:
Cash and cash equivalents	$50,539	$23,865
Prepaid expenses	42,246	20,415
Total current assets:	92,785	44,280

Cash, cash equivalents and securities held in Trust	113,939,015	117,507,609
Total assets:	$114,031,800	$117,551,889

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$484,072	$130,900
Total current liabilities:	484,072	130,900
Deferred Underwriters Fee	4,325,000	4,325,000
Note payable	110,047
Note payable to stockholders	1,430,457	60,000
Total liabilities	6,349,576	4,515,900

Commitments
Common Stock, subject to possible conversion (9,917,441 and 10,573,050 shares at conversion value) as of June 30, 2017 and December 31, 2016 respectively.	102,682,223	108,035,987
Stockholders’ equity
Preferred stock, $.0001 par value, 1,000,000 authorized, 0 outstanding	-	-
Common stock, $.0001 par value; Authorized 27,500,000 shares, 4,671,974 issued and outstanding at June 30, 2017 and 4,511,700 at December 31, 2016 (excluding 9,917,441 and 10,573,050 respectively that are shares subject to possible conversion at June 30, 2017 and December 31, 2016).	467	451
Additional paid-in capital	5,989,175	5,698,759
Accumulated deficit	(989,641)	(699,208)
Total stockholders’ equity	5,000,001	5,000,002

Total liabilities and stockholders’ equity	$114,031,800	$117,551,889

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NextDecade Corporation

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
General and administrative costs	$281,012	$83,910	$548,317	$248,712
General and administrative costs - related party	25,000	37,500	75,000	75,000
Operating loss	(306,012)	(121,410)	(623,317)	(323,712)
Interest income	197,791	56,291	332,885	102,387
Net Loss	$(108,221)	$(65,119)	$(290,432)	$(221,325)
Weighted average shares outstanding	4,567,054	4,498,966	4,539,685	4,498,966
Basic and diluted net loss per share	$(0.02)	$(0.01)	$(0.06)	$(0.05)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NextDecade Corporation.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(290,432)	$(221,325)
Adjustments to reconcile Net Loss to net cash provided by operations:
Interest earned on cash and securities in trust	(332,885)	(102,268)
Changes in operating assets and liabilities:
Prepaid expenses	(21,832)	22,273
Accounts payable	353,171	4,500
Net cash used in Operating Activities	(291,978)	(296,820)
CASH FLOWS FROM INVESTING ACTIVITIES
Addition to principal in the Trust Account	(1,210,513)
Cash withdrawn from Trust Account	5,111,992	85,533
Net cash provided by Investing Activities	3,901,479	85,533

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable and notes payable to stockholders	1,480,504	-
Redemption of common stock	(5,063,331)	-
Net cash (used in) Financing Activities	(3,582,827)	-

Net increase (decrease) in cash and cash equivalents	26,674	(211,287)
Cash and cash equivalents at beginning of period	23,865	324,991
Cash and cash equivalents at end of period	$50,539	$113,704

Supplemental disclosure of non-cash investing and financing activities
Change in value of ordinary shares subject to possible conversion	$(1,500,945)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NextDecade Corporation

Notes to Condensed Financial Statements

Note 1 — Organization and Plan of Business Operations

Organization and General

NextDecade Corporation, formerly known as Harmony Merger Corp. (the “Company” or “Harmony”) was incorporated in Delaware on May 21, 2014 as a blank check company whose original objective was to acquire, through a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, one or more businesses or entities (a “Business Combination”).

All activity through June 30, 2017 relates to the Company’s formation, initial public offering and initial existence as Harmony and identifying suitable candidates for a Business Combination.

On April 10, 2017, the Company formed Harmony Merger Sub, LLC as a wholly-owned subsidiary (“Merger Sub”), solely for effectuating a future business combination with NextDecade, LLC (“NextDecade”). Merger Sub was incorporated under the laws of Delaware. Merger Sub owns no material assets and does not operate any business.

On April 17, 2017, the Company entered into an Agreement and Plan of Merger (the “Agreement”) by and among the Company, Harmony Merger Sub, LLC, a wholly-owned subsidiary of the Company (“Merger Sub”), NextDecade, York Credit Opportunities Investments Master Fund, L.P, York Multi-Strategy Master Fund, L.P., York Select Master Fund, L.P., York Global Finance 43, LLC, Valinor Management, L.P., Valinor Capital Partners SPV XXI, LLC, Halcyon Capital Management L.P., which, together with the Valinor Blocker Manager, are referred to as a “Blocker Manager” and, together, the “Blocker Managers”), Halcyon Energy, Power, and Infrastructure Capital Fund Offshore, LLC, Halcyon Energy, Power, and Infrastructure Capital Holdings Offshore LLC, and Halcyon Energy, Power, and Infrastructure Capital Fund LP. Pursuant to the Agreement, each of the Blocker Companies merged with and into the Company (each a “Blocker Merger” and, together, the “Blocker Mergers”), with the Company being the surviving entity of the Blocker Mergers and, immediately thereafter Merger Sub merged with and into NextDecade (the “Merger”) with NextDecade being the surviving entity of the Merger (the “Surviving Company”) and becoming a wholly-owned subsidiary of the Company.

On July 24, 2017, subsequent to the end of the quarterly period to which this Quarterly Report on Form 10-Q relates, the Company completed its Business Combination by acquiring 100% of the outstanding membership interests in NextDecade (the “Closing”), see Note 8 – Subsequent Events. In connection with the completion of the Business Combination, on July 24, 2017, the Company changed its name from Harmony Merger Corp. to NextDecade Corporation and the Company’s common stock began trading on the Nasdaq Capital Market (“NASDAQ”) under the new ticker symbol “NEXT”. Unless otherwise specified herein, the information set forth in these notes to the Company’s condensed financial statements describes the Company and its operations as of and for the periods ended June 30, 2017 and 2016 and does not reflect the completion of the Business Combination. For further information, refer to the pro forma condensed consolidated combined financial statements in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on July 28, 2017.

Financing

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

Trust Account

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

On March 27, 2017, the Company held an annual meeting of its stockholders (the “Meeting”). At the Meeting, the Company’s stockholders approved an amendment to the Company’s amended and restated certificate of incorporation (the “charter”) to extend the date that the Company must consummate a business combination (the “Extension”) to July 27, 2017 (the “Extended Date”). On March 27, 2017, the holders of 495,335 shares of the Company’s common stock exercised their right to convert their shares into cash at a conversion price of approximately $10.22 per share, for an aggregate conversion amount of $5,063,331.

Business Combination

The Company’s management had broad discretion with respect to the specific application of the net proceeds of the Offering and Private Placement, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination. The Company’s securities are listed on the Nasdaq Capital Market (“NASDAQ”). Pursuant to the NASDAQ listing rules, the Company’s initial Business Combination must be with a target business or businesses whose collective fair market value is at least equal to 80% of the balance in the trust account at the time of the execution of a definitive agreement for such Business Combination, although this may entail simultaneous acquisitions of several target businesses.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared for interim financial information and the rules and regulations of the SEC for interim financial information.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other period. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 10, 2017.

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

Cash, cash equivalents and securities held in Trust Account

At June 30, 2017, substantially all of the assets in the Trust Account were held as cash in an interest-bearing money market account valued at $113,939,015. Since inception, the trust earned approximately $ $662,510 in interest, of which $170,378 has been withdrawn for the payment of taxes. This account is classified as restricted.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Net loss per common share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of (i) warrants sold in the Initial Public Offering to purchase 11,500,000 shares of the Company and (ii) warrants sold in the Private Units to purchase 558,500 shares of the Company, in the calculation of diluted loss per share, since the exercise of the warrants is contingent on the occurrence of future events. 10,585,784 shares of common stock were subject to possible conversion at June 30, 2016, were also excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the trust earnings. 9,917,441 shares of common stock subject to possible conversion at June 30, 2017, were also excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the trust earnings. At June 30, 2017, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period.

Common stock subject to possible conversion

The Company accounts for its common stock subject to possible conversion in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”.   Common stock subject to mandatory conversion is classified as a liability instrument and is measured at fair value. Conditionally convertible common stock (including common stock that features conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2017 and December 31, 2016, the common stock subject to possible conversion is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the three and six months ended June 30, 2017 and 2016. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

The Private Units are identical to the Units sold in the Offering, except the Warrants included in the Private Units are non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees. In addition, for as long as any of the warrants underlying the Private Units are held by Cantor or its designees or affiliates, they may not be exercised after five years from the effective date of the registration statement relating to the Offering. Additionally, the initial stockholders have agreed to vote the shares of common stock included therein in favor of any proposed Business Combination. All of the purchasers of the Private Units have agreed (i) not to convert any shares of common stock included therein into the right to receive cash from the Trust Account in connection with a stockholder vote to approve the proposed initial Business Combination and (ii) that the shares of common stock included therein shall not participate in any liquidating distribution upon winding up if a Business Combination is not consummated. Additionally, the holders agreed not to transfer, assign or sell any of the Private Units or underlying securities (except to certain permitted transferees) until the completion of the initial Business Combination.

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

On November 21, 2016, we issued a $60,000 convertible promissory note to Eric S. Rosenfeld to evidence a loan made by him to us. The loan is unsecured, non-interest bearing and is payable at the consummation of our business combination. Upon consummation of a business combination, the principal balance of the note may be converted, at Mr. Rosenfeld’s option, to Private Placement Units at a price of $10.00 per unit. On July 24, 2017 when the business combination was completed, Mr. Rosenfeld converted the entirety of the promissory note to 6,000 units.

On January 10, 2017, Eric Rosenfeld made an advance of $25,000 to the Company. The advance is unsecured, non-interest bearing and is payable at the consummation of our business combination, or at any time sooner. On March 31, 2017, this advance made by Eric Rosenfeld was repaid to him in full.

On February 6, 2017, we issued a $60,000 convertible promissory note to Eric S. Rosenfeld to evidence a loan made by him to us. The loan is unsecured, non-interest bearing and is payable at the consummation of our business combination. Upon consummation of a business combination, the principal balance of the note may be converted, at Mr. Rosenfeld’s option, to Private Placement Units at a price of $10.00 per unit. On July 24, 2017 when the business combination was completed, Mr. Rosenfeld converted the entirety of the promissory note to 6,000 units.

On March 1, 2017, we issued a $60,000 convertible promissory note to Eric S. Rosenfeld to evidence a loan made by him to us. The loan is unsecured, non-interest bearing and is payable at the consummation of our business combination. Upon consummation of a business combination, the principal balance of the note may be converted, at Mr. Rosenfeld’s option, to Private Placement Units at a price of $10.00 per unit. On July 24, 2017 when the business combination was completed, Mr. Rosenfeld converted the entirety of the promissory note to 6,000 units.

On March 27, 2017, the Company’s stockholders prior to the Company’s initial public offering that participated in the simultaneous private placement of units (the “insiders”) and NextDecade loaned the Company $0.0275 for each public share that was not converted, for an aggregate of approximately $302,628, in connection with the stockholder vote to approve the Extension, for each month (or a pro rata portion thereof if less than a month), that is needed by the Company to complete an initial Business Combination from March 27, 2017 until the Extended Date. The loans will not bear any interest and will be repayable by the Company to the insiders or their affiliates and NextDecade upon consummation of an initial Business Combination. On July 24, 2017 when the business combination was completed, the loans were repaid with cash of $1,210,513.

The insiders also loaned the Company an aggregate of $150,000 for the Company’s working capital requirements. The loans are evidenced by promissory notes which are unsecured, non-interest bearing and payable at the consummation by the Company of an initial Business Combination. Upon consummation of a Business Combination, the principal balance of the notes may be converted, at the holders’ option, to units at a price of $10.00 per unit. The terms of the units are identical to the units issued by the Company in its initial public offering, except the warrants included in such units are non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the insiders or their permitted transferees. On July 24, 2017 when the business combination was completed, the loans were repaid by conversion to 5,395 units and with cash of $96,040.

Note 6 — Commitments

The Company entered into an agreement with the underwriters of the Offering (“Underwriting Agreement”) that required the Company to pay an underwriting discount of 2.0% of the gross proceeds of the Offering as an underwriting discount (excluding proceeds received from the exercise of the over-allotment option, on which the Company will not pay any upfront underwriting discount) and a deferred underwriting discount of up to 3.5% (or up to 5.5% on any proceeds received from the exercise of the over-allotment option) for an aggregate underwriting discount of up to 5.5% of the gross proceeds of the Offering. The Underwriting Agreement provides that up to $926,786 of the deferred underwriting discount may be payable to certain parties who are instrumental in advising the Company in connection with the closing of the Business Combination on either a contingent or non-contingent basis; provided, however that any portion of the deferred underwriting commission relating to an allocation made on a contingent basis where the contingency is not met shall not be paid to any party. The Underwriting Agreement provides that the deferred underwriting discount will only be payable if the Company successfully completes its initial Business Combination. On July 24, 2017, when the business combination was completed, the Company paid $3,798,214 of deferred underwriting fees.

The Company has entered into an agreement with Canaccord Genuity Inc. (“Canaccord Genuity”) pursuant to which Canaccord Genuity will provide the Company with certain financial advisory services in connection with a preliminary review of potential merger and acquisition opportunities, or other services as reasonably requested by the Company and mutually agreeable by Canaccord Genuity, for a period of 18 months from the consummation of the Offering. In consideration of such services, the Company paid Canaccord Genuity a fee of $135,000 in cash upon consummation of the Offering. Such amount was paid in April 2015. The son of the Company’s Chief Executive Officer is an employee of Canaccord Genuity. As of September 27, 2016, this agreement expired.

The Company presently occupies office space provided by an entity controlled by the Company’s Chairman and Chief Executive Officer. Such entity has agreed that until the earlier of Company’s consummation of a Business Combination or the liquidation of the Trust Account, it will make such office space, as well as general and administrative services including utilities and administrative support, available to the Company as may be required by the Company from time to time. The Company paid an aggregate of $12,500 per month for such services.

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

As of June 30, 2017, there are no shares of preferred stock issued or outstanding.

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

The Initial Stockholders’ 3,026,250 shares (“Initial Shares”) were placed into an escrow account on the closing of the Offering. Subject to certain limited exceptions, these shares will not be released from escrow until with respect to 50% of the shares, the earlier of one year after the date of the consummation of an initial Business Combination and the date on which the closing price of the common stock exceeds $12.50 per share for any 20 trading days within a 30-trading day period following the consummation of an initial Business Combination and, with respect to the remaining 50% of the shares, one year after the date of the consummation of an initial Business Combination, or earlier if, subsequent to the Company’s initial Business Combination, the Company consummates a subsequent liquidation, merger, share exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property. Pursuant to letter agreements executed with the Company and the underwriter, the Initial Stockholders have waived their right to receive distributions with respect to their Initial Shares upon the Company’s redemption of 100% of the outstanding public shares held by the Public Stockholders. On March 27, 2017, the holders of 495,335 shares of the Company’s common stock exercised their right to convert their shares into cash at a conversion price of approximately $10.22 per share, for an aggregate conversion amount of $5,063,331, in connection with the Extension. As of June 30, 2017, 4,671,974 shares of common stock were issued and outstanding which excludes 9,917,441 shares subject to possible conversion.

Note 8 – Subsequent Events

On July 24, 2017, we consummated the previously announced business combination following a special meeting of stockholders (the “Special Meeting”) where the stockholders of the Company approved, among other matters, a proposal to adopt the Agreement and Plan of Merger (the “Merger Agreement”), dated as of April 17, 2017, entered into by and among Harmony, Harmony Merger Sub, LLC (“Merger Sub”), NextDecade and certain members of NextDecade and entities affiliated with such members, and approve the transactions contemplated by the Merger Agreement.

Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, entities affiliated with certain of the members of NextDecade (the “Blocker Companies”) merged with and into Merger Sub (each a “Blocker Merger” and, together, the “Blocker Mergers”), with Merger Sub being the surviving entity of the Blocker Mergers and, immediately thereafter Merger Sub merged with and into NextDecade (the “Merger” and together with the Blocker Mergers, the “Transactions”) with NextDecade being the surviving entity of the Merger and becoming a wholly-owned subsidiary of the Company.

At the Special Meeting, holders of 7,853,996 shares of Harmony common stock sold in its initial public offering (“public shares”) exercised their rights to convert those shares to cash at a conversion price of approximately $10.36 per share, or an aggregate of approximately $81,351,793. The conversion price for holders of public shares electing conversion was paid out of the Company’s trust account, which had a balance immediately prior to the Closing of approximately $114.0 million. Of the remaining funds in the trust account, approximately $5,867,999 was used to pay transaction expenses and the balance of approximately $26,766,666 was released to the Company to be used for working capital purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.  References to “we”, “us”, “our” or the “Company” are to Harmony Merger Corp. before the Closing and to NextDecade Corporation after the Closing, except in each case where the context requires otherwise.  The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Overview

We were originally formed as a blank check company to acquire, through a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, one or more businesses or entities (“Business Combination”). We consummated the Offering of 11,500,000 units on March 27, 2015 generating gross proceeds of $115,000,000 and net proceeds of $112,605,665 after deducting $2,394,335 of transaction costs (up to an additional $4,325,000 of deferred underwriting expenses may be paid upon the completion of a business combination) and $5,585,000 from the private placement to the initial stockholders of the Company (“Initial Stockholders”) and Cantor Fitzgerald & Co., the representative of the underwriters in the Offering (“Cantor”).

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

On July 24, 2017, subsequent to the end of the quarterly period to which this Quarterly Report on Form 10-Q relates, we completed our Business Combination by acquiring 100% of the outstanding membership interests in NextDecade, LLC (“NextDecade”) (the “Closing”). In connection with the completion of the Business Combination, on July 24, 2017, we changed our name from Harmony Merger Corp. to NextDecade Corporation and our common stock began trading on the Nasdaq Capital Market (“NASDAQ”) under the new ticker symbol “NEXT”. Unless otherwise specified herein, the information set forth in these notes to the Company’s condensed financial statements describes the Company and its operations as of and for the periods ended June 30, 2017 and 2016 and does not reflect the completion of the Business Combination. Please see “Recent Developments” below.

Results of Operations

Prior to the Closing, our entire activity since inception up to the closing of our Initial Public Offering on March 23, 2015 was in preparation for that event.  Since the offering, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our Initial Business Combination.  We expect to generate small amounts of non-operating income in the form of interest income on cash, cash equivalents and securities.  Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities).

For the three months ended June 30, 2017, we had net losses of $108,221, which consisted primarily of $25,000 in administrative fees to Crescendo Advisors II, LLC, an affiliate of our Chairman and CEO, Eric Rosenfeld, $196,000 in professional fees, public company costs of approximately $51,200, trust fund administration costs of approximately $36,300, which were offset by interest income of approximately $197,800.

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

For the six months ended June 30, 2017, we had net losses of $290,432, which consisted primarily of $555,400 in professional fees, public company costs of approximately $77,800, $75,000 in administrative fees to Crescendo Advisors II, LLC, an affiliate of our Chairman and CEO, Eric Rosenfeld, trust fund administration costs of approximately $40,800, $31,300 in Delaware franchise taxes, research costs of approximately $13,300, investment banking fees of approximately $10,500, insurance costs of approximately $10,100, and travel costs of $7,100 which were offset by interest and other income of approximately $332,900.

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

Liquidity and Capital Resources

Capital Resources

We are currently funding the development of a liquefied natural gas terminal (the “Terminal”) and associated 137-mile pipeline (the “Pipeline”, together with the Terminal, the “Project”) and general working capital needs through our cash on hand. Our current capital resources consist of approximately $42 million of cash and cash equivalents as of July 31, 2017 on a consolidated basis which primarily results from the closing of the Merger, $5 million of available-for-sale investment securities, and on August 8, 2017, we exercised our right to call $10 million of additional investment from a current investor.

Capital Development Activities

       We are primarily engaged in developing the Project, which will require significant additional capital to support further project development, engineering, regulatory approvals and compliance, and commercial activities in advance of a final investment decision (“FID”) made to finance and construct the Project. Even if successfully completed, the project will not begin to operate and generate significant cash flows until at least several years from now, which management currently estimates being 2022. Construction of the Terminal and Pipeline would begin after FERC issues an order granting the necessary authorizations under the Natural Gas Act and once all required federal, state and local permits have been obtained. The Company expects to receive all regulatory approvals and commence construction in 2018 and commence commercial operations in 2022. As a result, our business success will depend, to a significant extent, upon our ability to obtain the funding necessary to construct the Project, to bring them into operation on a commercially viable basis and to finance the costs of staffing, operating and expanding our company during that process.

       We have engaged SG Americas Securities, LLC (a business unit of Société Générale) and Macquarie Capital (USA) Inc. to advise and assist us in raising capital for post-FID development and construction activities. Additionally, we have negotiated a non-binding term sheet for $150 million of pre-FID “bridge loan financing ” which, subject to the achievement of certain development milestones, may be utilized to fund certain pre-FID development activities.

We currently expect that the long-term capital requirements for the Project will be financed in part through project financing and proceeds from future debt and equity offerings. If these types of financing are not available, we will be required to seek alternative sources of financing, which may not be available on acceptable terms, if at all.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2017.

Recent Developments

On July 24, 2017 (the “Closing Date”), we completed our Business Combination by acquiring 100% of the outstanding membership interests in NextDecade, LLC (“NextDecade”) pursuant to a Merger Agreement, dated as of April 17, 2017, by and among Harmony Merger Corp., Harmony Merger Sub, LLC, NextDecade, LLC, and certain members of NextDecade and entities affiliated with such members (the “Closing”).

Amended and Restated Certificate of Incorporation

On the Closing Date, our Certificate of Incorporation was amended (as amended and restated, the “A&R Certificate”) to, among other things (a) change the name of Harmony from “Harmony Merger Corp.” to “NextDecade Corporation”; (b) increase the number of authorized shares of Harmony common stock from 27,500,000 shares to 480,000,000 shares; (c) prohibit action of stockholders by written consent; (d) provide certain parties to the Merger Agreement with certain rights including Harmony’s renunciation of its interest or any expectancy Harmony may have in certain corporate opportunities; (e) designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for specified legal actions; and (f) remove provisions that will no longer be applicable to Harmony after the Closing.

Escrow Agreement

On the Closing Date, we entered into an escrow agreement (“Indemnity Escrow Agreement”) entered into with Continental Stock Transfer & Trust Company, as escrow agent, and a representative of the former holders of certain membership interests, which provided for the escrow of certain of the Company’s shares of common stock issued to the former holders of certain membership interests in connection with the merger. Of the shares of the Company’s common stock issued as consideration for the merger, an aggregate of 2,954,712 shares (“Escrow Shares”) were placed in escrow pursuant to the Indemnity Escrow Agreement. The Escrow Shares provide a fund of payment to the Company with respect to its post-closing rights to indemnification under the Merger Agreement for breaches of representations and warranties and covenants by such entities. Claims for indemnification will be reimbursable to the full extent of the damages to the extent the aggregate amount of all indemnifiable losses is in excess of a $5,000,000 deductible (but in no event in excess of the shares of the Company’s common stock held in escrow). The shares of the Company’s common stock in escrow shall be released from escrow, subject to reduction for shares cancelled for claims ultimately resolved and those still pending resolution at the time of the release, on July 24, 2018 (the first anniversary of the Closing).

Registration Rights Agreement

At Closing, the former holders of certain membership interests and Harmony’s stockholders prior to its initial public offering (“Initial Stockholders”) entered into a registration rights agreement (“Registration Rights Agreement”) with the Company providing such holders with certain demand and piggy-back registration rights with respect to registration statements filed by the Company after the Closing. In connection with the execution of the Registration Rights Agreement, the prior registration rights agreement entered into between the Initial Stockholders and Harmony in connection with Harmony’s initial public offering relating to registration rights previously granted to such Initial Stockholders was terminated.

Lock-up Agreements

By lock-up agreements dated as of the Closing, the former holders of certain membership interests agreed not to transfer the shares of the Company’s common stock they received as a result of the business combination for 180 days after the Closing.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2017, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2017 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

The risk factors concerning the Company following the closing of the Business Combination with NextDecade that are included in the Company’s definitive proxy statement (the “Proxy Statement”) filed with the Securities and Exchange Commission (the “Commission”) on June 29, 2017, under the heading “Risk Factors” are incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

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

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-Q.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits.

Exhibit No.	Description

2.1	Merger Agreement, dated as of April 17, 2017, by and among Harmony Merger Corp., Harmony Merger Sub, LLC, NextDecade, LLC, and certain members of NextDecade and entities affiliated with such members (incorporated by reference to Annex A of the Company’s definitive proxy statement filed with the SEC on June 29, 2017).

3.1	Second Amended and Restated Certificate of Incorporation of NextDecade Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on July 28, 2017).

3.2	Amended and Restated Bylaws of NextDecade Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed with the SEC on July 28, 2017).

10.1	Indemnity Escrow Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on July 28, 2017).

10.2	Registration Rights Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on July 28, 2017).

10.3	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the SEC on July 28, 2017).

10.4†	Employment Agreement of Kathleen Eisbrenner, dated May 20, 2015 (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed with the SEC on July 28, 2017).

10.5†	Letter Agreement with Kathleen Eisbrenner, dated April 17, 2017 (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed with the SEC on July 28, 2017).

10.6†	Letter Agreement with Kathleen Eisbrenner, dated November 13, 2015 (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filed with the SEC on July 28, 2017).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

†	Indicates management contract or compensatory plan.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTDECADE CORPORATION

Date: August 9, 2017	By:	/s/ Kathleen Eisbrenner
Kathleen Eisbrenner
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2017	By:	/s/ Benjamin Atkins
Benjamin Atkins
Chief Financial Officer
(Principal Financial Officer)

