Form 10-Q
period 2017-09-30
NextDecade Corp.
filed 2017-11-08
CIK 1612720

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File No. 001‑36842

NEXTDECADE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	46‑5723951
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3 Waterway Square Place, Suite 400, The Woodlands, Texas 77380

(Address of principal executive offices) (Zip Code)

(713)  574‑1880

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).  Yes ☐  No ☒

As of November 6, 2017, the issuer had 106,274,527 shares of Common Stock outstanding.

NEXTDECADE CORPORATION

FORM 10‑Q FOR THE QUARTER ENDED SEPTEMBER 30, 2017

Organizational Structure

The following diagram depicts our abbreviated organizational structure as of September 30, 2017 with references to the names of certain entities discussed in this quarterly report.

Unless the context requires otherwise, references to “NextDecade,” the “Company,” “we,” “us” and “our” refer to NextDecade Corporation (NASDAQ: NEXT) and its consolidated subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NextDecade Corporation

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	September 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets
Cash	$44,709	$12,524
Deferred equity issuance costs	—	578
Investments	5,060	4,997
Prepaid expenses and other current assets	1,043	1,096
Total current assets	50,812	19,195
Property, plant and equipment, net	67,602	56,233
Other assets	349	349
Total assets	$118,763	$75,777

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,820	$1,167
Share-based compensation liability	993	—
Accrued liabilities and other current liabilities	4,105	3,767
Total current liabilities	6,918	4,934
Non-current compensation liabilities	2,015	2,745
Non-current share-based compensation liability	1,312	—
Total liabilities	10,245	7,679
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value, 1.0 million shares authorized, none issued	—	—
Common stock, $0.0001 par value Authorized: 480.0 million shares at September 30, 2017 and December 31, 2016 Issued and outstanding: 106.3 million shares and 95.7 million shares at September 30, 2017 and December 31, 2016, respectively	11	10
Additional paid-in-capital	147,814	88,406
Accumulated deficit	(39,289)	(20,291)
Accumulated other comprehensive loss	(18)	(27)
Total stockholders’ equity	108,518	68,098
Total liabilities and stockholders’ equity	$118,763	$75,777

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NextDecade Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Operations
Revenues	$—	$—	$—	$—
Operating Expenses
General and administrative	14,014	1,885	18,392	5,203
Land option and lease expenses	250	150	733	442
Depreciation expense	26	26	78	73
Impairment loss on capital projects	—	—	—	506
Total operating expenses	14,290	2,061	19,203	6,224
Total operating loss	(14,290)	(2,061)	(19,203)	(6,224)
Other income (expense)
Interest income, net	145	24	236	40
Other expense	(12)	(12)	(31)	(25)
Total other income	133	12	205	15
Net loss	$(14,157)	$(2,049)	$(18,998)	$(6,209)

Net loss per common share - basic and diluted	$(0.14)	$(0.02)	$(0.19)	$(0.06)

Weighted average shares outstanding - basic and diluted	103,870	95,680	99,124	95,680

Comprehensive Loss
Net loss	$(14,157)	$(2,049)	$(18,998)	$(6,209)
Other comprehensive loss:
Change in fair value of investments	6	(1)	9	(1)
Comprehensive loss	$(14,151)	$(2,050)	$(18,989)	$(6,210)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NextDecade Corporation

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

(unaudited)

	Common Stock				Accumulated
		Par	Additional		Other	Total
		Value	Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2016	95,680	$10	$88,406	$(20,291)	$(27)	$68,098
Pre-merger equity issuance	2,810	—	20,100	—	—	20,100
Reverse recapitalization	6,759	1	26,773	—	—	26,774
Issuance of common stock	1,026	—	10,000	—	—	10,000
Equity issuance costs	—	—	(6,295)	—	—	(6,295)
Share-based compensation	—	—	8,830	—	—	8,830
Other comprehensive loss	—	—	—	—	9	9
Net Loss	—	—	—	(18,998)	—	(18,998)
Balance at September 30, 2017	106,275	$11	$147,814	$(39,289)	$(18)	$108,518

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NextDecade Corporation.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Operating activities:
Net loss	$(18,998)	$(6,209)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	78	73
Share-based compensation expense	10,476	—
Impairment loss on capital projects	—	506
Changes in operating assets and liabilities
Prepaid expenses and other currents assets	53	234
Accounts payable	190	(473)
Accrued expenses and other liabilities	209	639
Net cash used in operating activities	(7,992)	(5,230)
Investing activities:
Acquisition of property, plant and equipment	(10,690)	(15,917)
Issuance of note receivable	(115)	—
Repayment of note receivable	115	—
Cash received in reverse recapitalization	26,774	—
Change in restricted cash	—	17,003
Investments	(54)	(5,009)
Net cash (used in) provided by investing activities	16,030	(3,923)
Financing activities:
Proceeds from equity issuances	30,100	—
Equity issuance costs	(5,953)	—
Net cash provided by financing activities	24,147	—
Net increase (decrease) in cash	32,185	(9,153)
Cash – Beginning of the period	12,524	27,127
Cash – End of the period	$44,709	$17,974

Non-cash investing activities:
Accounts payable for acquisition of property, plant and equipment	$1,266	$1,371
Accrued liabilities for acquisition of property, plant and equipment	1,845	875

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NextDecade Corporation

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 — Nature of Operations and Basis of Presentation

NextDecade engages in development activities related to the liquefaction and sale of liquefied natural gas (“LNG”) in international markets. We have focused and continue to focus our development activities on the Rio Grande LNG terminal facility at the Port of Brownsville in southern Texas (the “Terminal”) and an associated 137-mile Rio Bravo pipeline to supply gas to the Terminal (the “Pipeline” together with the Terminal, the “Project”). The Company estimates the Project will commence commercial operations in 2023.  We have also secured, through December 2019, an approximate 1,000-acre site near Texas City, Texas for a potential LNG terminal (the “Shoal Point Terminal”).

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Rule 10‑01 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. In our opinion, all adjustments, consisting only of normal recurring items, which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements, have been included.  The results of operations for the three and nine months ended September 30, 2017, are not necessarily indicative of the operating results for the full year.

The information included herein should be read in conjunction with the consolidated financial statements and accompanying notes of NextDecade LLC as of and for the year ended December 31, 2016, which is included in our definitive proxy statement filed with the Securities and Exchange Commission (the “SEC”) on June 29, 2017.  Such financial statements are also incorporated by reference in our Current Report on Form 8‑K filed with the SEC on July 28, 2017 following the completion of a merger (the “Merger”) by a subsidiary of Harmony Merger Corp. (“Harmony”) with and into NextDecade LLC on July 24, 2017 (the “Merger Date”). Harmony changed its corporate name to NextDecade Corporation after completing the Merger.

The Merger was accounted for as a reverse acquisition and recapitalization, with NextDecade LLC being treated as the accounting acquirer. As such, the historical condensed consolidated comparative information as of December 31, 2016 and for all periods in 2016, contained in this report, relate to NextDecade LLC and its subsidiaries. Subsequent to the Merger Date, the information relates to the consolidated entities of NextDecade, with Harmony reflected as the accounting acquiree. The Company continues to operate in a single operating segment for financial reporting purposes.

In connection with the Merger, the issued and outstanding membership interests in NextDecade LLC were exchanged for 98,490,409 shares of Harmony common stock. All share and per share amounts in the Condensed Consolidated Financial Statements and related notes have been retroactively adjusted for all periods presented to give effect to this exchange.

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).  An “emerging growth company” may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public and private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards adopted.

Note 2 — Merger

As discussed in Note 1 – Nature of Operations and Basis of Presentation, a subsidiary of Harmony merged with and into NextDecade LLC on July 24, 2017. Immediately following the Merger, the pre-Merger members and management of NextDecade LLC held approximately 94%,  or 98,490,409 shares, of our outstanding common stock. The pre-Merger members and management of NextDecade LLC also have the right to receive an additional 4,893,326 shares (up to 19,573,304 shares in aggregate) of the Company’s common stock (“Additional Shares”) upon the achievement by NextDecade of each of the following milestones (the “Additional Share Milestones”):

●	Milestone 1 — We or one or more of our subsidiaries receive a Final Environment Impact Statement issued by the Federal Energy Regulatory Commission (“FERC”) by June 30, 2018.

●

Milestone 2 — The execution by us or one or more of our subsidiaries of a binding sale and purchase or tolling agreement (with customary conditions precedent) for the sale and purchase of, or the provision of tolling services with respect to, at least one million tons of LNG per annum by June 30, 2018.

●

Milestone 3 — The execution by us or one or more of our subsidiaries of an engineering procurement and construction contract (with customary conditions precedent) for the construction of the Terminal by December 31, 2018.

●	Milestone 4 — An affirmative vote of our board of directors to make a final investment decision for the Terminal or the Pipeline by June 30, 2019.

The Merger has been accounted for as a reverse acquisition and recapitalization, with NextDecade LLC being treated as the accounting acquirer. In connection with the completion of the Merger, approximately $26.8 million was released from Harmony’s trust account to NextDecade LLC to be used for development activities.

Note 3 — Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Rio Grande LNG site option	$57	$495
Short-term security deposits	364	349
Shoal Point Leases	75	—
Prepaid insurance	281	21
Other	266	231
Total prepaid expenses and other current assets	$1,043	$1,096

Note 4 — Investment Securities

The Company maintains cash reserves in the Ultra-Short-Term Bond Fund and the Short-Term Bond Index Fund, which are managed by The Vanguard Group, Inc. The target investment allocation between the Ultra-Short-Term Bond Fund and the Short-Term Bond Index Fund are 75% and 25%, respectively. The Ultra-Short-Term Bond Fund has an average maturity of approximately one year, and approximately  46% of such fund’s holdings are AAA-rated, with 0%  non-investment grade rated. The Short-Term Bond Index Fund has an average maturity of approximately three years, and

70% of such fund’s holdings are AAA-rated, with  0% non-investment grade rated. Investment securities are classified as available-for-sale and consisted of the following (in thousands):

	September 30,		December 31,
	2017		2016
	Fair value	Cost	Fair value	Cost
Ultra-Short-Term Bond Fund	$3,804	$3,805	$3,760	$3,767
Short-Term Bond Index Fund	1,256	1,273	1,237	1,257
Total investments	$5,060	$5,078	$4,997	$5,024

Note 5 — Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Fixed Assets
Computers	$60	$42
Furniture, fixtures, and equipment	233	232
Leasehold improvements	264	264
Total fixed assets	557	538
Less: accumulated depreciation	(343)	(265)
Total fixed assets, net	214	273
Project Assets (not placed in service)
Rio Grande	57,922	48,087
Rio Bravo	9,466	7,873
Total project assets	67,388	55,960
Total property, plant and equipment, net	$67,602	$56,233

Depreciation expense for the three and nine months ended September 30, 2017 was $26 thousand and $78 thousand, respectively. Depreciation expense for the three and nine months ended September 30, 2016 was $26 thousand and $73 thousand, respectively.

Note 6 — Accrued Liabilities and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Employee compensation expense	$1,776	$1,535
Project asset costs	1,845	1,810
Accrued legal services	119	91
Other accrued liabilities	365	331
Total accrued liabilities and other current liabilities	$4,105	$3,767

Certain employee contracts provide for cash bonuses upon a positive final investment decision in the Project (“FID”), subject to approval by the Company’s board of directors. At September 30, 2017, and December 31, 2016, non-current compensation liabilities related to engineering staff were $0.7 million and $1.1 million, respectively, which were recognized as an addition to project assets. In addition, non-current compensation liabilities related to certain executive staff were $1.3 million and $1.6  million as of September 30, 2017, and December 31, 2016, respectively.

Note 7 — Net Loss Per Share

Net loss per share (“EPS”) is computed in accordance with GAAP. Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS reflects potential dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if the potential common shares had been issued and were dilutive. The dilutive effect of unvested stock and warrants is calculated using the treasury-stock method. Basic and diluted EPS for all periods presented are the same since our unvested stock of 25,011,173 shares for each of the three and nine months ended September 30, 2017 is excluded from dilutive shares because the performance conditions had not yet been satisfied as of September 30, 2017. Outstanding warrants of 12,081,895 and 12,058,500 for each of the three and nine months ended September 30, 2017 and September 30, 2016, respectively, are also excluded from dilutive shares as the effect was anti-dilutive.

Note 8 — Share-based Compensation

We recognize share-based compensation at fair value on the date of grant. The fair value is recognized as expense (net of any capitalization) over the requisite service period. For equity-classified share-based compensation awards (which include grants of stock and restricted stock to employees), compensation cost is recognized based on the grant-date fair value using the quoted market price of our common stock and not subsequently remeasured. The fair value is recognized as expense (net of any capitalization) using the straight-line basis for awards that vest based on service conditions and using the graded-vesting attribution method for awards that vest based on performance conditions. We estimate the service periods for performance awards utilizing a probability assessment based on when we expect to achieve the performance conditions. For liability classified share-based compensation awards (which include grants of stock and restricted stock to non-employees), compensation cost is initially recognized on the grant date using estimated payout levels. Compensation cost is subsequently adjusted quarterly to reflect the updated estimated payout levels based on the changes in the Company’s stock price.

As discussed in Note 2 – Merger, the stockholders of the Company approved the issuance of Additional Shares upon the achievement of the Additional Share Milestones.  In aggregate, 2,429,396 shares and 287,388 Additional Shares will be awarded to management and consultants, respectively, upon the achievement of the Additional Share Milestones.

In addition, in connection with the Merger, the stockholders of the Company also approved the issuance of restricted shares of our common stock to certain employees and consultants (“Restricted Shares”) in an amount based on the number of shares of common stock outstanding at the time of achieving each of the milestones.  In aggregate, we estimate that total Restricted Shares to vest upon achievement of the milestones below to employees and consultants are 3,942,455 shares and 1,495,414 shares, respectively, with vesting percentage by milestone as follows:

●	Milestone 1 — 6.25% upon the execution by the Company of a final agreement with an engineering, procurement and construction contractor for an LNG facility.

●

Milestone 2 — 25.00% upon the execution of one or more binding LNG sale and purchase or tolling agreements, with customary conditions precedent, providing for an aggregate of at least 3.825 million tons per annum.

●	Milestone 3 — 68.75% upon reaching a positive final investment decision for the Terminal.

Total share-based compensation consisted of the following (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Share-based compensation:
Equity awards	$8,830	$—	$8,830	$—
Liability awards	2,305	—	2,305	—
Total share-based compensation	11,135	—	11,135	—
Capitalized share-based compensation	(659)	—	(659)	—
Total share-based compensation expense	$10,476	$—	$10,476	$—

During each of the three and nine months ended September 30, 2017, the weighted average grant date fair value of equity-classified awards was $10.26 per share, and the total grant date fair value of equity-classified awards was $65.4 million.  The total unrecognized compensation costs at September 30, 2017 relating to equity-classified awards and liability-classified awards were $56.6 million and $15.7 million, respectively, which is expected to be recognized over a weighted average period of 1.75 years.

Note 9 — Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the tax basis of assets and liabilities and their reported amounts in the Consolidated Financial Statements. Deferred tax assets and liabilities are included in the Consolidated Financial Statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the current period’s provision for income taxes. A valuation allowance is recorded to reduce the carrying value of our deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will expire before realization of the benefit or future deductibility is not probable. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the tax position.

As of September 30, 2017, we have net operating loss (“NOL”) carryforwards for federal and state income tax reporting purposes. However, due to our cumulative loss position, we have established a full valuation allowance against our deferred tax assets at September 30, 2017 and December 31, 2016. Accordingly, the Company has not recorded a provision for federal or state income taxes during the three and nine months ended September 30, 2017 and 2016.

Note 10 — Commitments and Contingencies

In January 2017, NextDecade LLC executed surface lease agreements with the City of Texas City and the State of Texas for an approximate 1,000‑acre site for the Shoal Point Terminal (collectively, the “Shoal Point Leases”). The term of the Shoal Point Leases is 36 months with an option to extend for an additional 12 months and NextDecade LLC has the right to terminate the Shoal Point Leases after the first 12 months at no additional cost to the Company or at any time thereafter with a $50 thousand termination payment to each lessor.

In March 2017, NextDecade LLC executed a lease agreement with the Brownsville Navigation District for a ten‑acre tract subsumed within the site for the Terminal (the “Brownsville Lease”). The Brownsville Lease has an eight‑month primary term with the option to renew such lease for six additional six-month terms and NextDecade LLC has the right to terminate such lease after the primary eight-month term or at the end of any six-month term at no additional cost to the Company.

Total remaining commitments if NextDecade LLC elects to extend the Shoal Point Leases and the Brownsville Lease through their extended terms are as follows (in thousands):

	2017	2018	2019	2020	2021
Shoal Point Leases	$—	$400	$500	$600	$—
Brownsville Lease	29	59	59	29	—
	$29	$459	$559	$629	$—

From time to time the Company may be subject to various claims and legal actions that arise in the ordinary course of business. Management is not aware of any claims or legal actions that, separately or in the aggregate, are likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows, although the Company cannot guarantee that a material adverse event may not occur.

Note 11 — Recent Accounting Pronouncements

The following table provides a brief description of recent accounting standards that have not been adopted by the Company as of September 30, 2017:

Standard	Description	Expected Date of Adoption	Effect on our Consolidated Financial Statements or Other Significant Matters
Accounting Standards Update (ASU) 2014‑09, Revenue from Contracts with Customers (Topic 606), and subsequent amendments thereto

This standard amends existing revenue recognition guidance and requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard may be early adopted beginning January 1, 2017, and may be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption.

		January 1, 2018	The adoption of this new standard will not affect the amounts shown in our Consolidated Financial Statements or related disclosures as the Company has no revenues.
ASU 2017‑04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

This standard simplifies the measurement of goodwill impairment by eliminating the requirement for an entity to perform a hypothetical purchase price allocation. An entity will instead measure the impairment as the difference between the carrying amount and the fair value of the reporting unit. This standard may be early adopted beginning January 1, 2017, and must be adopted prospectively.

		January 1, 2018	The adoption of this standard is not expected to have a material impact on our Consolidated Financial Statements or related disclosures.
ASU 2016‑02, Leases (Topic 842)

This standard requires a lessee to recognize leases on its balance sheet by recording a lease liability representing the obligation to make future lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term. A lessee is permitted to make an election not to recognize lease assets and liabilities for leases with a term of 12 months or less. The standard also modifies the definition of a lease and requires expanded disclosures. This standard may be early adopted, and must be adopted using a modified retrospective approach with certain available practical expedients.

January 1, 2019

We continue to evaluate the effect of this standard on our Consolidated Financial Statements. Preliminarily, we anticipate a material impact from the requirement to recognize all leases upon our Consolidated Balance Sheets. Because this assessment is preliminary and the accounting for leases is subject to significant judgment, this conclusion could change as we finalize our assessment. We have not yet determined the impact of the adoption of this standard upon our results of operations or cash flows, whether we will elect to early adopt this standard or which, if any, practical expedients we will elect upon transition.

ASU 2016‑16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory

This standard requires the immediate recognition of the tax consequences of intercompany asset transfers other than inventory. This standard may be early adopted, but only at the beginning of an annual period, and must be adopted using a modified retrospective approach.

		January 1, 2018	We are currently evaluating the impact of the provisions of this standard on our Consolidated Financial Statements and related disclosures.
ASU 2016‑18, Statement of Cash Flows (Topic 230): Restricted Cash	This standard requires that restricted cash be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.	December 31, 2017

Upon the adoption of this standard, our Consolidated Statements of Cash Flows will reconcile the balance of total cash and restricted cash from the beginning of the period to the end of the period, which will result in changes to previously reported cash flows from investing activities.

Additionally, the following table provides a brief description of recent accounting standards that were adopted by the Company during the reporting period:

Standard	Description	Date of Adoption	Effect on our Consolidated Financial Statements or Other Significant Matters
ASU 2016‑09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting

This standard primarily requires the recognition of excess tax benefits for share-based awards in the statement of operations and the classification of excess tax benefits as an operating activity within the statement of cash flows. The standard also allows an entity to elect to account for forfeitures when they occur. This standard may be early adopted, but the entire standard must be adopted in the same period.

July 1, 2017

Upon adoption of this standard, we elected to account for forfeitures as they occur. The adoption of this standard did not have a material impact on our Consolidated Financial Statements or related disclosures.

ASU 2017‑09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting

This standard clarifies what changes to the terms and conditions of share-based awards require an entity to apply modification accounting. Modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions.

		July 1, 2017	The adoption of this guidance did not have a material impact on our Consolidated Financial Statements or related disclosures.
ASU 2017‑01, Business Combinations (Topic 805): Clarifying the Definition of a Business

This standard clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses by providing a screen to determine when an integrated set of assets or activities is not a business.

		July 1, 2017	The adoption of this standard did not have a material impact on our Consolidated Financial Statements or related disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10‑Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report on Form 10‑Q, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. The words “anticipate,” “contemplate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “might,” “will,” “should,” “can have,” “likely,” “continue,” “design” and other words and terms of similar expressions, are intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives and financial needs.

Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ from those expressed in our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements are subject to change and inherent risks and uncertainties, including those described in the section entitled “Risk Factors” in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Definitive Proxy Statement, or any subsequently filed Annual Report on Form 10-K or Quarterly Reports on Form 10-Q. You should consider our forward-looking statements in light of a number of factors that may cause actual results to vary from our forward-looking statements including, but not limited to:

• our ability to maintain the listing of our Common Stock and Warrants on Nasdaq or another securities exchange;
• changes adversely affecting the business in which we are engaged;
• management of growth;
• general economic conditions;
• our development liquefied natural gas (“LNG”) liquefaction and export projects;

• our ability to secure additional debt and equity financing in the future to complete the terminal at the Port of Brownsville in southern Texas (the “Terminal”) and an associated 137-mile pipeline to supply gas to the Terminal (the “Pipeline” together with the Terminal, the “Project”);

• the accuracy of estimated costs for the Project;
• the governmental approval of construction and operation of the Project;
• the successful completion of the Project by third-party contractors;
• our ability to generate cash;
• the development risks, operational hazards, regulatory approvals applicable to Rio Grande’s and Rio Bravo’s construction and operations activities;
• our anticipated competitive advantage;
• the global demand for and price of natural gas (versus the price of imported LNG);
• the availability of LNG vessels worldwide;
• legislation and regulations relating to the LNG industry;
• negotiations for the Terminal site lease and right-of-way options for the Pipeline route;
• compliance with environmental laws and regulations; and
• the result of future financing efforts.

You should not rely upon forward-looking statements as predictions of future events. In addition, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. The forward-looking statements contained in this prospectus are made as of the date hereof, and we assume no obligation to update or supplement any forward-looking statements.

Please read “Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Definitive Proxy Statement and other filings we make with the Securities and Exchange Commission (the “SEC”) for a more complete discussion of the risks and uncertainties mentioned above and for a discussion of other risks and uncertainties. All forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements as well as others made in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Definitive Proxy Statement and hereafter in our other SEC filings and public communications. You should evaluate all forward-looking statements made by us in the context of these risks and uncertainties. Note that forward-looking statements speak only as of the date of this Current Report on Form 10-Q. Except as required by applicable law, we do not undertake any obligation to publicly correct or update any forward-looking statement.

Overview

NextDecade Corporation is a LNG development company focused on LNG export projects and associated pipelines in the State of Texas. We have focused and continue to focus our development activities on the Project.  We believe the Project is well-positioned among the second wave of U.S. LNG projects.  We also believe we maintain key competitive advantages involving engineering, commercial, regulatory, and gas supply considerations. We submitted a pre-filing request for the Project to the Federal Energy Regulatory Commission (“FERC”) in March 2015 and filed a formal application with FERC in May 2016. We believe we have robust commercial offtake and gas supply strategies in place, and have signed significant non-binding customer commitments to date.  We estimate that the Project will commence commercial operations in 2023.

Unless the context requires otherwise, references to “NextDecade,” “the Company,” “we,” “us,” and “our” refer to NextDecade Corporation and its consolidated subsidiaries.

Recent Developments

The Company is the result of the merger (the “Merger”) by a subsidiary of Harmony Merger Corp. (“Harmony”) with and into NextDecade LNG, LLC (“NextDecade LLC”).  Harmony was incorporated in Delaware on May 21, 2014 and was formed for the purpose of acquiring, through a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, one or more businesses or entities. Harmony completed its IPO in March 2015, raising approximately $115.0 million in cash proceeds. Harmony neither engaged in any operations nor generated any revenue prior to the Merger.

On July 24, 2017 (the “Merger Date”), Harmony consummated the Merger pursuant to that certain Agreement and Plan of Merger, dated as of April 17, 2017, by and among Harmony, Harmony Merger Sub, LLC, NextDecade LLC and the other signatories thereto.  In connection with the closing of the Merger, Harmony changed its name from “Harmony Merger Corp.” to “NextDecade Corporation” and its common stock and warrants began trading on the Nasdaq Capital Market under the symbols “NEXT” and “NEXTW,” respectively.

As previously disclosed, the Company received a notice from the Staff of the Listing Qualifications Department of The Nasdaq Stock Market LLC indicating that, based upon the Company’s non-compliance with the minimum number of round lot shareholders for the listing of its (i) common stock as set forth in Nasdaq Listing Rule 5505(a)(3) and (ii) warrants as set forth in Nasdaq Listing Rule 5515(a)(4) on The Nasdaq Capital Market, such Company securities may be subject to delisting from The Nasdaq Capital Market unless the Company timely requests a hearing before a Nasdaq Hearings Panel (the “Panel”). The Company timely requested a hearing before the Panel and, on October 26, 2017, the Company appeared before the Panel to present its plan to regain compliance with Nasdaq Listing Rules 5505(a)(3) and 5515(a)(4) with respect to its common stock and warrants, respectively.

On November 3, 2017, the Company was notified that the Panel had determined to grant the Company’s request for the continued listing of its common stock and warrants on The Nasdaq Capital Market pursuant to an extension to evidence compliance with Nasdaq Listing Rules 5505(a)(3) and 5515(a)(4) with respect to its common stock and warrants, respectively, by March 6, 2018. The continued listing of the Company’s common stock and warrants on the Nasdaq Capital

Market through March 6, 2018 is subject to the Company’s compliance with interim progress reporting requirements.  The Company continues to work diligently to timely satisfy the terms of the Panel’s decision.

Liquidity and Capital Resources

Capital Resources

We have funded and continue to fund the development of the Project and general working capital needs through our cash on hand and proceeds from the issuance of equity. Our capital resources consist of approximately $44.7 million of cash and $5.1 million of available-for-sale investment securities as of September 30, 2017.

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash for the periods presented (in thousands):

	For the Nine Months Ended
	September 30,
	2017	2016
Operating cash flows	$(7,992)	$(5,230)
Investing cash flows	16,030	(3,923)
Financing cash flows	24,147	—

Net increase (decrease) in cash	32,185	(9,153)
Cash - beginning of period	12,524	27,127
Cash - end of period	$44,709	$17,974

Operating Cash Flows

Operating cash outflows during the nine months ended September 30, 2017 and 2016 were $8.0 million and $5.2 million, respectively.  The increase in operating cash outflows in 2017 compared to 2016 was primarily related to increased cash used as a result of additional employees and increased professional fees.

Investing Cash Flows

Investing cash inflows during the nine months ended September 30, 2017 of $16.0 million were primarily the result of cash acquired in the Merger of $26.8 million offset by cash used in the development of the Project of $10.7 million.  Investing cash outflows during the nine months ended September 30, 2016 of $3.9 million was the result of cash used in the development of the Project of $15.9 million and an investment in available-for-sale securities of $5.0 million offset by a decrease in restricted cash of $17.0 million.

Financing Cash Flows

Financing cash inflows during the nine months ended September 30, 2017 were $24.1 million as a result of $30.1 million of equity issued offset by $6.0 million of equity issuance costs.

Capital Development Activities

We are primarily engaged in developing the Project, which will require significant additional capital to support further project development, engineering, regulatory approvals and compliance, and commercial activities in advance of a final investment decision (“FID”) made to finance and construct the Project. Even if successfully completed, the Project will not begin to operate and generate significant cash flows until at least several years from now, which management currently estimates being 2023. Construction of the Terminal and Pipeline would not begin until FERC issues an order granting the necessary authorizations under the Natural Gas Act and once all required federal, state and local permits have been obtained. We estimate that we will receive all regulatory approvals and commence construction in 2018 and commence commercial operations in 2023. As a result, our business success will depend, to a significant extent, upon our ability to obtain the funding necessary to construct the Project, to bring it into operation on a commercially viable basis and to finance the costs of staffing, operating and expanding our company during that process.

We have engaged SG Americas Securities, LLC (a business unit of Société Générale) and Macquarie Capital (USA) Inc. to advise and assist us in raising capital for post-FID construction activities. Additionally, we have negotiated a non-binding term sheet with GE Oil & Gas, Inc. for $150 million of pre-FID “bridge loan financing” which, subject to the achievement of certain development milestones, may be utilized to fund certain pre-FID development activities.

We currently expect that the long-term capital requirements for the Project will be financed predominately through project financing and proceeds from future debt and equity offerings. There can be no assurance that we will succeed in securing additional debt and/or equity financing in the future to complete the Project or, if successful, that the capital we raise will not be expensive or dilutive to stockholders.  Additionally, if these types of financing are not available, we will be required to seek alternative sources of financing, which may not be available on terms acceptable to us, if at all.

Results of Operations

The following table summarizes costs, expenses and other income for the periods indicated (in thousands):

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2017	2016	Change	2017	2016	Change
Revenues	$—	$—	$—	$—	$—	$—
General and administrative	14,014	1,885	12,129	18,392	5,203	13,189
Land option and lease expenses	250	150	100	733	442	291
Depreciation expense	26	26	—	78	73	5
Impairment loss on capital projects	—	—	—	—	506	(506)
Operating loss	(14,290)	(2,061)	(12,229)	(19,203)	(6,224)	(12,979)
Interest income, net	145	24	121	236	40	196
Other expense	(12)	(12)	—	(31)	(25)	(6)
Net loss	$(14,157)	$(2,049)	$(12,108)	$(18,998)	$(6,209)	$(12,789)

Our consolidated net loss was $14.2 million, or $0.14 per share (basic and diluted), for the three months ended September 30, 2017, compared to a net loss of $2.0 million, or $0.02 per share (basic and diluted), for the three months ended September 30, 2016.  This $12.1 million increase in net loss was primarily a result of increased general and administrative expenses discussed separately below.

Our consolidated net loss was $19.0 million, or $0.19 per share (basic and diluted), for the nine months ended September 30, 2017, compared to a net loss of $6.2 million, or $0.06 per share (basic and diluted), for the nine months ended September 30, 2016.  This $12.8 million increase in net loss was primarily a result of increased general and administrative expenses offset by a decrease in impairment losses on capital projects discussed separately below.

General and administrative expenses during the three and nine months ended September 30, 2017 increased $12.1 million and $13.2 million, respectively, compared to the same periods in 2016 due primarily to (i) share-based compensation expense of $10.5 million in each of the three and nine months ended September 30, 2017, which was not incurred in 2016, and (ii) the addition of employees and increased professional fees of $2.9 million and $6.3 million in the three and nine months ended September 30, 2017, respectively, compared to $1.5 million and $4.0 million incurred in the three and nine months ended September 30, 2016, respectively.

Land option and lease expenses during the three and nine months ended September 30, 2017, increased $0.1 million and $0.3 million, respectively, compared to the same periods in 2016 due to lease expense associated with an approximate 1,000-acre site with the City of Texas City and the State of Texas (the “Shoal Point Leases”) of $0.1 million and $0.2 million in the three and nine months ended September 30, 2017, respectively, which were not incurred in 2016.

Impairment loss on capital projects decreased in the three and nine months ended September 30, 2017 compared to the same periods in 2016 due to an approximate  $0.5 million impairment charge recognized in May 2016, when we decided to abandon several early-stage, non-core projects to focus on development of the Project.

Interest income, net during the three and nine months ended September 30, 2017 increased $0.1 million and $0.2 million, respectively, compared to the same periods in 2016 due to increased yield and higher average balances maintained in our cash accounts and investments with The Vanguard Group, Inc.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2017.

Summary of Critical Accounting Estimates

The preparation of our Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make certain estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. Management evaluates its estimates and related assumptions regularly, including those related to the value of properties, plant, and equipment, share-based compensation and income taxes.  Changes in facts and circumstances or additional information may result in revised estimates, and actual results may differ from these estimates.  Management considers the following to be its most critical accounting estimates that involve significant judgment.

Impairment of Long-Lived Assets

A long-lived asset, including an intangible asset, is evaluated for potential impairment whenever events or changes in circumstances indicate that its carrying value may not be recoverable.  Recoverability generally is determined by comparing the carrying value of the asset to the expected undiscounted future cash flows of the asset.  If the carrying value of the asset is not recoverable, the amount of impairment loss is measured as the excess, if any, of the carrying value of the asset over its estimated fair value.  We use a variety of fair value measurement techniques when market information for the same or similar assets does not exist.  Projections of future operating results and cash flows may vary significantly from results.  Management reviews its estimates of cash flows on an ongoing basis using historical experience and other factors, including the current economic and commodity price environment.

Share-based Compensation

The assumptions used in calculating the fair value of share-based payment awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment.  As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future.

For additional information regarding our share-based compensation, see Note 8 – Share-based Compensation of our Notes to Condensed Consolidated Financial Statements.

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the tax basis of assets and liabilities and their reported amounts in the Consolidated Financial Statements.  Deferred tax assets and liabilities are included in the Consolidated Financial Statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the current period’s provision for income taxes.  We routinely assess our deferred tax assets and reduce such assets by a valuation allowance if we deem it is more likely than not that some portion or all of the deferred tax assets will not be realized.  This assessment requires significant judgment and is based upon our assessment of our ability to generate future taxable income among other factors.

Recent Accounting Standards

For descriptions of recently issued accounting standards, see Note 11 – Recent Accounting Pronouncements of our Notes to Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk in the form of equity price risk related to investments in marketable securities.

Equity Price Risk

At September 30, 2017, the fair value of our investments in securities available-for-sale was $5.1 million.  We determined the fair value of our investment based on the closing market price where these securities were listed on September 30, 2017.  In order to test the sensitivity of the fair value of the available-for-sale securities to changes in equity prices, management modeled a 10% change in the closing market price.  This 10% change in closing market price would have resulted in a $0.5 million change in the fair value of available-for-sale securities as of September 30, 2017 and December 31, 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s  rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.    Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of “our disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal quarter ended September 30, 2017, as such term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Following the completion of the Merger, we have undertaken a variety of efforts to adapt our internal control over financial reporting to the nature and scope of our Company following the Merger, including through the hiring of additional personnel with control responsibilities and expertise and the implementation of new controls.  Other than these activities, there have been no material changes in internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 1A. Risk Factors

We are subject to uncertainties and risks due to the nature of the business activities we conduct. For a discussion of these risks, see “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 10, 2017, “Risk Factors” in our Definitive Proxy Statement filed with the SEC on June 29, 2017, and “Risk Factors” in our Registration Statement on Form S-3, as amended, filed on August 30, 2017. These risks could materially and adversely affect our business, financial condition, cash flows and result of operations. There have been no material changes to the risk factors described in the Definitive Proxy Statement or the Form S-3 described above. We may experience additional risks and uncertainties not currently known to us or, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and results of operations.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

3.1	Second Amended and Restated Certificate of Incorporation of NextDecade Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8‑K filed with the SEC on July 28, 2017).

3.2	Amended and Restated Bylaws of NextDecade Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Form 8‑K filed with the SEC on July 28, 2017).

10.1	Indemnity Escrow Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8‑K filed with the SEC on July 28, 2017).

10.2	Registration Rights Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8‑K filed with the SEC on July 28, 2017).

10.3	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Form 8‑K filed with the SEC on July 28, 2017).

10.4†	Employment Agreement of Kathleen Eisbrenner, dated May 20, 2015 (incorporated by reference to Exhibit 10.4 of the Company’s Form 8‑K filed with the SEC on July 28, 2017).

10.5†	Letter Agreement with Kathleen Eisbrenner, dated April 17, 2017 (incorporated by reference to Exhibit 10.5 of the Company’s Form 8‑K filed with the SEC on July 28, 2017).

10.6†	Letter Agreement with Kathleen Eisbrenner, dated November 13, 2015 (incorporated by reference to Exhibit 10.6 of the Company’s Form 8‑K filed with the SEC on July 28, 2017).

10.7†	Employment Agreement of Matthew K. Schatzman, dated September 8, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8‑K filed with the SEC on September 11, 2017).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

†     Indicates management contract or compensatory plan.

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTDECADE CORPORATION

Date: November 8, 2017	By:	/s/ Kathleen Eisbrenner
Kathleen Eisbrenner
Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2017	By:	/s/ Benjamin Atkins
Benjamin Atkins
Chief Financial Officer
(Principal Financial Officer)