Form 10-K
period 2017-12-31
NextDecade Corp.
filed 2018-03-08
CIK 1612720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(MARK ONE)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File No. 001‑36842

NEXTDECADE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	46-5723951
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Waterway Square Place, Suite 400
The Woodlands, Texas	77380
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (713) 574-1880

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $ 0.0001 par value	The NASDAQ Stock Market LLC
Redeemable Warrants, each to purchase one Share of Common Stock	The OTC Pink Market
(Title of Class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $113.7 million as of June 30, 2017.

106,397,602 shares of the registrant’s Common Stock, $0.0001 par value, were outstanding as of March 1, 2018.

Documents incorporated by reference: The definitive proxy statement for the registrant’s Annual Meeting of Stockholders (to be filed within 120 days of the close of the registrant’s fiscal year) is incorporated by reference into Part III.

NEXTDECADE CORPORATION

Organizational Structure

The following diagram depicts our abbreviated organizational structure as of December 31, 2017 with references to the names of certain entities discussed in this annual report.

Unless the context requires otherwise, references to “NextDecade,” the “Company,” “we,” “us” and “our” refer to NextDecade Corporation and its consolidated subsidiaries.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Annual Report on Form 10‑K, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. The words “anticipate,” “contemplate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “might,” “will,” “should,” “can have,” “likely,” “continue,” “design” and other words and terms of similar expressions, are intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives and financial needs.

Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ from those expressed in our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements are subject to change and inherent risks and uncertainties, including those described in the section entitled “Risk Factors” in this Annual Report on Form 10-K.  You should consider our forward-looking statements in light of a number of factors that may cause actual results to vary from our forward-looking statements including, but not limited to:

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

•	the accuracy of estimated costs for the Project;
•	the governmental approval of construction and operation of the Project;
•	the successful completion of the Project by third-party contractors;
•	our ability to generate cash;
•	the development risks, operational hazards, regulatory approvals applicable to Rio Grande’s and Rio Bravo’s construction and operations activities;
•	our anticipated competitive advantage;
•	the global demand for and price of natural gas (versus the price of imported LNG);
•	the availability of LNG vessels worldwide;
•	legislation and regulations relating to the LNG industry;
•	negotiations for the Terminal site lease and right-of-way options for the Pipeline route;
•	compliance with environmental laws and regulations; and

•	the result of future financing efforts

You should not rely upon forward-looking statements as predictions of future events. In addition, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Except as required by applicable law, we do not undertake any obligation to publicly correct or update any forward-looking statement.

Please read “Risk Factors” contained in this Annual Report on Form 10-K for a more complete discussion of the risks and uncertainties mentioned above and for a discussion of other risks and uncertainties. All forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements and hereafter in our other filings with the Securities and Exchange Commission (the “SEC”) and public communications. You should evaluate all forward-looking statements made by us in the context of these risks and uncertainties.

Part I

Item 1. Business

Our Formation

We were incorporated in Delaware on May 21, 2014 and were formed for the purpose of acquiring, through a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, one or more businesses or entities. On July 24, 2017, one of our subsidiaries merged with and into NextDecade LLC, a liquefied natural gas (“LNG”) development company founded in 2010 to develop LNG export projects and associated pipelines in the State of Texas.  Prior to the merger with NextDecade LLC, we had no operations and our assets consisted of cash proceeds received in connection with our initial public offering.

Our first proposed LNG export facility, the Project, is well-positioned among the second wave of United States (“U.S”) LNG projects.  We have undertaken and continue to undertake various initiatives to evaluate, design and engineer the Project that we expect will result in demand for contracted capacity at the Terminal, which will allow us to seek construction financing to develop the Project.

Our common stock trades on the Nasdaq Capital Market (“Nasdaq”) under the symbol “NEXT.”

As a result of our failure to satisfy the initial listing requirements of Nasdaq with respect to our warrants, on February 22, 2018, our warrants were delisted from trading on Nasdaq and began trading on the OTC Pink Market under the symbol “NEXTW.”

Company Overview

Our management is comprised of a team of industry leaders with extensive experience in LNG marketing and project development.  We have focused and continue to focus our development activities on the Project.     We believe the Project possesses competitive advantages in several important areas, including, engineering, commercial, regulatory, and gas supply. We submitted a pre-filing request for the Project to the Federal Energy Regulatory Commission (“FERC”) in March 2015 and filed a formal application with the FERC in May 2016. We also believe we have robust commercial offtake and gas supply strategies in place and we estimate that the Project will commence commercial operations as early as 2023.

We believe that the Terminal, located on a 984-acre site in Brownsville, Texas, along with the Pipeline connecting the Terminal to the Agua Dulce market area, is well-positioned among the second wave of U.S. LNG projects. The Terminal is engineered to have liquefaction capacity of 27 million tons of LNG per annum (“mtpa”). It is located to take advantage of gas reserves in West and South Texas, benefiting from recent discoveries in the Permian Basin and Eagle Ford Shale. We plan to own, develop, and operate the Project. We have an exclusive option for a long-term lease with the Port of Brownsville for the Terminal site through November 5, 2019.

The Project will include up to six liquefaction trains (each with a nominal capacity of at least 4.5 mtpa/train), four LNG storage tanks (each with a capacity of 180,000 cubic meters), two marine jetties for ocean-going LNG vessels, one turning basin, and six truck loading bays for LNG and natural gas liquids. The Pipeline is expected to be comprised of twin, 137-mile-long, 42-inch-outside diameter, natural gas pipelines, three 180,000-horsepower compressor stations, two 30,000-horsepower interconnect booster stations, six mainline valve sites, four metering sites, and various ancillary facilities. The twin pipelines are expected to be rated to a maximum allowable operating pressure of 1,480 pounds per square inch and total deliverability of at least 4.5 Bcf/d. We are exploring design enhancements to increase throughput capacity for the Project.

We have leased a second 994-acre site on the Houston Ship Channel in Texas City for an expected two or three trains with at least 13.5 mtpa capacity (the “Galveston Bay Terminal”). We intend to use similar design and engineering as the Terminal as we retain rights to the design specifications and intellectual property associated with the Terminal.

Capital Cost, Liquefaction Technology, and Engineering

Our expected engineering, procurement, and construction (“EPC”) contractor, CB&I LLC (“CB&I), has vast experience in the LNG industry. CB&I is one of the world’s premier EPC firms, specializing in oil and gas infrastructure projects. Founded in 1889, CB&I has been involved with LNG projects for more than 50 years, including construction of the first double-walled storage tank (1958) and the first marine distribution terminal (1970). Additionally, CB&I has an extraordinary record with workplace safety; CB&I won the National Safety Council’s Green Cross for Safety in 2015.

Based on the progress of its detailed engineering and cost optimization exercises to date, in conjunction with CB&I’s own work with Baker Hughes, a GE Company (the Terminal’s primary rotating equipment provider), we estimate construction costs for the first three liquefaction trains of the Terminal of $490/ton before owners’ costs, financing costs, and contingencies, with a target EPC cost reduction to $450/ton. Our FERC applications contemplate the Terminal’s entire six trains of production.  We anticipate taking a positive final investment decision (“FID”) on the first phase of the Project with three trains at the Terminal, though we can take an initial positive FID on as few as two trains.

CB&I has conducted front end engineering and design (“FEED”) work on behalf of numerous LNG export projects globally and served as EPC contractor for Peru LNG, which commenced operations in 2010 and has successfully delivered more than 430 cargoes, as well as two LNG export projects currently under construction in the U.S. (the Cameron and Freeport projects). The Terminal is of substantially similar design to the Peru LNG project that CB&I completed several years ago. During the construction of Peru LNG, CB&I experienced a lost time incident rate of only 0.01 and successfully trained and hired thousands of local workers. Additionally, hundreds of workers from the Rio Grande Valley have been hired and trained by CB&I in recent years to work on other U.S. LNG project developments in Texas and Louisiana. We believe a well-trained workforce will be prepared to return to the Rio Grande Valley upon successful completion of those projects.

We have selected Air Products’ C3MR™ liquefaction technology, which is used in a wide array of LNG projects around the world, including in several LNG projects under construction in the U.S. With global expertise in LNG EPC projects, CB&I performed our FEED work for the Terminal. We are currently progressing design, regulatory, engineering, and commercial activities.  We are finalizing detailed negotiations for a lump-sum turnkey (“LSTK”) EPC contract that includes performance, time, and cost guarantees, and we expect to execute the LSTK EPC contract in the second quarter of 2018. We believe that the combination of proven technology with one of the foremost LNG EPC contractors significantly mitigates design, construction, and execution risk and is expected to be viewed favorably by prospective customers and to facilitate attractively priced project financing.

Commercial

We are continuing commercial discussions with a variety of other parties ranging from large utilities and state-sponsored enterprises to portfolio and multinational commodity interests and expect to sign long-term binding offtake commitments prior to FID, leveraging the global relationships and extensive experience of our management team.

We believe our project locations will provide customers with access to low-cost natural gas from the Permian Basin and Eagle Ford Shale. Importantly, we have offered customers a choice of flexible offtake contracting models such as tolling, free on board or delivered ex-ship.

We believe traditional LNG buyers are seeking to diversify away from oil-linked contracts and are looking to increase destination flexibility. As a result, low-cost U.S. LNG is poised to capture market share, supported by the country’s abundant gas supply, existing pipeline infrastructure, political stability, and a competitive project execution environment.

Regulatory

We filed our formal application with the FERC on May 5, 2016 and expect to receive a Draft Environmental Impact Statement from the FERC as early as the second quarter of 2018.  Final authorization of the Terminal under Section 3(a) of the Natural Gas Act, and of the Pipeline under Section 7(c) of the Natural Gas Act, is expected as early as the end of 2018. On September 7, 2016, we received authorization from the U.S. Department of Energy (the “DOE”) to export LNG to FTA countries on our own behalf and as agent for others, for a term of 30 years. A non-FTA authorization is expected shortly after completion of the FERC National Environmental Policy Act review process.

Gas Supply

The Terminal is located in Brownsville, Texas, benefiting from access to the Permian Basin and Eagle Ford Shale. We expect to realize material benefits from providing our customers with access to these low-cost associated gas resources in Texas.  Independent shale producers have created extraordinary efficiencies and improvements, including enhanced well recoveries through extended lateral lengths and hydraulic fracturing technology, rig productivity, and operating and lifecycle costs. However, U.S. demand has not risen proportionally with the growth in recoverable reserves.

For example, whereas U.S. demand for natural gas has generally increased modestly year-over-year over the past few decades, the level of new discoveries and production has been remarkable.  U.S. domestic demand for natural gas has increased from approximately 20 Tcf per year in 1980 to approximately 27 Tcf in 2015, a 35 percent increase.  However, proved reserves of natural gas have increased by approximately 200 Tcf over the same period, a 100 percent increase. Due to technological advancements, almost all U.S. reserve basins are able to produce gas for a break-even cost of less than $3.00/MMBtu, which is less than the approximate price implied by gas forward curves for at least the next ten years.

The development of the Marcellus Shale and Utica Shale figures in the strategic importance of the Permian Basin and Eagle Ford Shale. In 2010, Marcellus production totaled approximately 2 Bcf/d; by the end of 2017, this number exceeded 23.7 Bcf/d. Currently, Marcellus production is greater than any individual country in the world except for Russia. This has caused the northeast to swing from an importer of natural gas (8 Bcf/d in 2010) to an exporter (-3.7 Bcf/d in 2017). There is more than 13 Bcf/d of northeast pipeline capacity scheduled to enter service during 2018 and Marcellus and Utica producers remain focused on moving volumes to more favorable Gulf Coast markets.  This indicates that Texas production is increasingly less likely to flow towards northeast markets and expected to be consumed in or exported from the southwest or Gulf of Mexico regions.

The Permian Basin is expected to produce large quantities of associated gas, the production of which occurs as a byproduct with oil production. The State of Texas severely restricts the flaring of natural gas, so infrastructure will be required to transport this associated gas to Gulf Coast markets economically. In the fall of 2017, KinderMorgan announced it had enough binding customer commitments to proceed with the development of its Gulf Coast Express (“GCX”) project.  The GCX project will move gas from the Waha area in the Permian Basin to Agua Dulce, Texas where the Project expects to receive gas supply.  The GCX project is expected to have an estimated capacity of 1.9 Bcf/d and is expected to be in service by October 2019.  This new high-pressure pipeline will provide a much needed exit strategy for incremental Permian gas supplies.  Due to the production economics for the primary resource (oil), many Permian producers are expected to face sub-zero breakeven prices with respect to the price of the associated gas — in other words, producers should be able to economically produce oil even if they have to pay someone to take the gas. We believe that the scope for incremental domestic gas demand may be limited, making large, stable sources of gas demand, such as the Terminal, highly attractive to gas producers.

The Permian Basin is approaching its 100th year of oil production.  At present, production has reached a record 2.9 million barrels per day (MBPD), making it the world’s second-most-prolific field, behind the formidable Ghawar in Saudi Arabia.  The Texas side of the Permian Basin (excluding the portion underneath New Mexico) has already produced 30 billion barrels of crude and 75 trillion cubic feet (Tcf) of natural gas.  Since 2012, Permian Basin production has increased by nearly 2 MBPD, which is a larger increase than any other oilfield in the world.  The natural gas production volumes associated with this oil have been just as impressive.  According to the U.S. Energy Information Administration, 2018 natural gas production in the Permian Basin is expected to rise to more than 9.2 MMcf/d from May 2016 levels of approximately 6.9 MMcf/d. Current oil production in the Permian has risen to more than 2.9 MBPD from 1.9 MBPD in May 2016. These comprise 33.0% and 53.0% increases, respectively, and both capital spending and production are expected to continue rising precipitously in the coming years. Significant gas production relative to anticipated takeaway capacity constraints (despite expected capacity growth), could lead to negative basis to Henry Hub that could benefit our projects relative to other second-wave U.S. LNG projects.

We believe that the Pipeline, projected to have at least eight interconnects with a combined 6.7 Bcf/d of receipt capacity, will have supply flexibility and be price competitive. Eastward takeaway capacity from the Permian is already expanding in the region, with high-profile plans over the next 12 to 18 months among key sponsors such as KinderMorgan, NAmerico and others. The combination of increased production and expanding takeaway capacity indicates that the Agua Dulce hub, from which the Pipeline is proposed to be routed, is expected to become increasingly liquid and remain competitively priced to Henry Hub. We believe our proximity to two major gas reserves basins, increasing takeaway capacity in the area, a significant influx of investment over the last 12 to 18 months, as well as our existing contacts and discussions with some of the largest regional operators, represent key elements of a compelling feedgas strategy for partners and customers alike. We are continuing to advance substantive negotiations in these areas.

Employees

As of December 31, 2017, we had 23 full-time employees and 12 independent contractors.  We hire independent contractors on an as needed basis and have no collective bargaining agreements with our employees.  We believe that our employee relationships are satisfactory.

Offices

Our principal executive offices are located at 3 Waterway Square Place, Suite 400, The Woodlands, Texas, 77380, and our telephone number is (713) 574-1880.

Available Information

Our internet website address is www.next-decade.com. We routinely post important information for investors on our website. Within our website’s investors section, we make available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed with or furnished to the SEC under applicable securities laws. These materials are made available as soon as reasonably practical after we electronically file such materials with or furnish such materials to the SEC. Information on our website is not incorporated by reference into this report and should not be considered part of this document.

The public may also read and copy materials we file with the SEC at the SEC’s Public Reference Room, which is located at 100 F Street, NE, Room 1580, Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Item 1A. Risk Factors

We are subject to uncertainties and risks due to the nature of the business activities we conduct.  The following information describes certain uncertainties and risks that could affect our business, financial condition or results of operations or could cause actual results to differ materially from estimates or expectations contained in our forward-looking statements on page 3 of this Annual Report on Form 10-K. This section does not describe all risks applicable to us, our industry or our business, and it is intended only as a summary of known material risks that are specific to us.  We may experience additional risks and uncertainties not currently known to us or that we currently deem to be immaterial which may materially and adversely affect our business, financial condition and results of operations.

We are in the process of developing LNG liquefaction and export projects, and the success of such projects is unpredictable; as such, positive cash flows and even revenues will be several years away, if they occur at all.

We are not expected to generate cash flow, or even obtain revenues, unless and until the Project is operational, which is expected to be at least five years away, and, accordingly, distributions to investors may be limited, delayed, or non-existent.

Our cash flow and consequently our ability to distribute earnings is solely dependent upon the revenues Rio Grande and Rio Bravo receive from the Project and the transfer of funds by Rio Grande and Rio Bravo to NextDecade in the form of distributions or otherwise. Rio Grande’s and Rio Bravo’s ability to complete the Project, as discussed further below, will be dependent upon, among other things, our ability to obtain necessary regulatory approvals and raise the capital necessary to fund development of the Project.

Our ability to pay dividends is almost entirely dependent upon our ability to complete the Project and generate cash and net operating income from operations. We do not expect to generate any revenues until the completion of construction of the first phase of the Project. Upon such completion, financing and numerous other factors affecting the Project may reduce our cash flow. As a result, we may not make distributions of any amount or any distributions may be delayed.

Substantially all of our anticipated revenue will be dependent upon the Project. Due to our lack of asset diversification, adverse developments at or affecting the Project would have a significantly greater impact on our financial condition and results of operations than if we maintained a more diverse portfolio of assets.

We will be required to seek additional debt and equity financing in the future to complete the Project and may not be able to secure such financing on acceptable terms, or at all.

Since we will be unable to generate any revenue from our operations and expect to be in the development or construction stage for multiple years, we will need additional financing to provide the capital required to execute our business plan. We will need significant funding to develop and construct the Project as well as for working capital requirements and other operating and general corporate purposes.

There can be no assurance that we will be able to raise sufficient capital on acceptable terms, or at all. If sufficient capital is not available on satisfactory terms, we may be required to delay, scale back or eliminate the development of business opportunities, and our operations and financial condition may be adversely affected to a significant extent.

Debt financing, if obtained, may involve agreements that include liens on Project assets and covenants limiting or restricting our ability to take specific actions, such as paying dividends or making distributions, incurring additional debt, acquiring or disposing of assets and increasing expenses. Debt financing would also be required to be repaid regardless of our operating results.

In addition, the ability to obtain financing for the Project is expected to be contingent upon, among other things, our ability to enter into sufficient long-term commercial agreements prior to the commencement of construction. For additional information regarding our ability to enter into sufficient long-term commercial agreements, see “— Our ability to generate cash is substantially dependent upon it entering into satisfactory contracts with third parties and the performance of those third parties under those contracts.”

We may be subject to risks related to doing business in, and having counterparties based in, foreign countries.

We may engage in operations or make substantial commitments to and investments in, and enter into agreements with, counterparties located outside the U.S., which would expose us to political, governmental, and economic instability and foreign currency exchange rate fluctuations.

Any disruption caused by these factors could harm our business, results of operations, financial condition, liquidity and prospects. Risks associated with potential operations, commitments and investments outside of the U.S. include but are not limited to risks of:

•	currency exchange restrictions and currency fluctuations;
•	war or terrorist attack;
•	expropriation or nationalization of assets;
•	renegotiation or nullification of existing contracts or international trade arrangements;
•	changing political conditions;
•	macro-economic conditions impacting key markets and sources of supply;
•	changing laws and policies affecting trade, taxation, financial regulation, immigration, and investment;
•	duplicative taxation by different governments;
•	general hazards associated with the assertion of sovereignty over areas in which operations are conducted, transactions occur, or counterparties are located; and
•	the unexpected credit rating downgrade of countries in which our LNG customers are based.

As our reporting currency is the U.S. dollar, any operations conducted outside the U.S. or transactions denominated in foreign currencies would face additional risks of fluctuating currency values and exchange rates, hard currency shortages and controls on currency exchange. In addition, we would be subject to the impact of foreign currency fluctuations and exchange rate changes on our financial reports when translating our assets, liabilities, revenues and expenses from operations or transactions outside of the U.S. into U.S. dollars at then-applicable exchange rates. These translations could result in changes to our results of operations from period to period.

Our estimated costs for the Project may not be accurate and are subject to change due to various factors.

Our construction cost estimates are only an approximation of the actual costs of construction and are before owners’ costs, financing costs, pipeline construction costs and contingencies. Moreover, cost estimates may change due to various factors, such as economic and market conditions, government policy, claims and litigation risk, competition, the final terms of any definitive request for services with our EPC service provider, as well as change orders, delays in construction, legal and regulatory requirements, site issues, increased component and material costs, escalation of labor costs, labor disputes, increased spending to maintain our construction schedule and other factors. In particular, our estimated costs for the Project are expected to be substantially affected by:

•

global prices of nickel, steel, concrete, pipe, aluminum and other component parts of the Project and the contractual terms upon which our contractors are able to source and procure required materials;

•	any U.S. import tariffs on steel, aluminum, pipe or other component parts of the Project, which may raise the prices of certain materials used in the Project;
•	commodity and consumer prices (principally, natural gas, crude oil and fuels that compete with them in our target markets) on which our economic assumptions are based;

•

the exchange rate of the U.S. Dollar with other currencies since a portion of the Terminal EPC price will be denominated in foreign currencies and subject to adjustment between contract execution and the time that a full notice to proceed is issued;

•	changes in regulatory regimes in the U.S. and the countries to which we will be authorized to sell LNG;
•	levels of competition in the U.S. and worldwide;
•	changes in the tax regimes in the countries to which we sell LNG or in which we operate;
•	cost inflation relating to the personnel, materials and equipment used in our operations;
•	delays caused by events of force majeure or unforeseeable climatic events;
•	interest rates; and
•	synergy benefits associated with the development of multiple phases of the Project using identical design and construction philosophies.

Cost estimates may change, and actual costs of construction may vary from current cost estimates, due to various factors, such as the final terms of any LSTK contract into which we enter with CB&I, as well as any change orders, delays in construction, unanticipated regulatory delays, increased material or staffing costs, or other factors.

In addition to our actual willingness to take FID, and our ability to construct the Project and achieve operations, events related to such activities may cause actual costs of the Project to vary from the range, combination and timing of assumptions used for the projected costs of the Project, such variations may be material and adverse, and an investor may lose all or a portion of its investment.

The construction and operation of the Project remains subject to further governmental approvals, and some approvals may be subject to further conditions, review and/or revocation.

We will be required to obtain governmental approvals and authorizations to implement our proposed business strategy, which includes the design, construction and operation of the Project and the export of LNG from the U.S. to foreign countries. The design, construction and operation of LNG export terminals is a highly regulated activity. The approval of the FERC under Section 3 of the Natural Gas Act, as well as several other material governmental and regulatory approvals and permits, is required in order to construct and operate an LNG terminal. An equivalent approval under Section 7 of the Natural Gas Act is required to construct and operate the Pipeline. There is no guarantee that such approvals can be obtained. Although the necessary authorizations to construct and operate the Project may be obtained, such authorizations are subject to ongoing conditions imposed by regulatory agencies, and additional approval and permit requirements may be imposed.

Substantially all of our revenue will be generated from exports of LNG from the U.S. to foreign countries. Under Section 3 of the Natural Gas Act authorization of the DOE is required to export LNG from the U.S. We have obtained such authorization for export to countries with which the U.S. has a Free Trade Agreement (“FTA”), but many of our target markets are not FTA countries. We have applied to the DOE for approval to export LNG to non-FTA countries. There is no assurance that we will obtain or, if obtained, maintain these governmental authorizations, approvals and permits. Failure to obtain, failure to obtain on a timely basis, or failure to maintain any of these governmental authorizations, approvals and permits could have a material adverse effect on our business, results of operations, financial condition and prospects.

For example, some of these governmental authorizations, approvals and permits require extensive environmental review. Some groups have perceived, and other groups could perceive the proposed construction and operation of the Project as negatively impacting the environment or cultural heritage sites. Objections from such groups could cause delays, damage to reputation and difficulties in obtaining governmental authorizations, approvals or permits, or prevent the obtaining of such authorizations, approvals or permits altogether.

We will be dependent on third-party contractors for the successful completion of the Project, and these contractors may be unable to complete the Project or may build a non-conforming Project.

The construction of the Project is expected to take several years, will be confined to a limited geographic area and could be subject to delays, cost overruns, labor disputes and other factors that could adversely affect financial performance or impair our ability to execute our scheduled business plan.

Timely and cost-effective completion of the Project in conformity with agreed-upon specifications will be highly dependent upon the performance of third-party contractors pursuant to their agreements. However, we have not yet entered into definitive agreements with certain of the contractors, advisors and consultants necessary for the development and construction of the Project. We may not be able to successfully enter into such construction contracts on terms or at prices that are acceptable to it.

Further, faulty construction that does not conform to our design and quality standards may have an adverse effect on our business, results of operations, financial condition and prospects. For example, improper equipment installation may lead to a shortened life of our equipment, increased operations and maintenance costs or a reduced availability or production capacity of the affected facility. The ability of our third-party contractors to perform successfully under any agreements to be entered into is dependent on a number of factors, including force majeure events and such contractors’ ability to:

•

design, engineer and receive critical components and equipment necessary for the Project to operate in accordance with specifications and address any start-up and operational issues that may arise in connection with the commencement of commercial operations;

•	attract, develop and retain skilled personnel and engage and retain third-party subcontractors, and address any labor issues that may arise;
•	post required construction bonds and comply with the terms thereof, and maintain their own financial condition, including adequate working capital;
•	adhere to any warranties the contractors provide in their EPC contracts; and
•

respond to difficulties such as equipment failure, delivery delays, schedule changes and failure to perform by subcontractors, some of which are beyond their control, and manage the construction process generally, including engaging and retaining third-party contractors, coordinating with other contractors and regulatory agencies and dealing with inclement weather conditions.

Furthermore, we may have disagreements with our third-party contractors about different elements of the construction process, which could lead to the assertion of rights and remedies under the related contracts, resulting in a contractor’s unwillingness to perform further work on the relevant project. We may also face difficulties in commissioning a newly constructed facility. Any of the foregoing issues or significant project delays in the development or construction of the Project could materially and adversely affect our business, results of operations, financial condition and prospects. We plan to enter into a LSTK EPC contract, which could mitigate certain of these design, construction, and execution risks through performance, time and cost guarantees. We expect to execute the EPC contract in the second quarter of 2018.

Our ability to generate cash is substantially dependent upon it entering into satisfactory contracts with third parties and the performance of those third parties under those contracts.

We have not yet entered into, and may never be able to enter into, satisfactory commercial arrangements with third-party suppliers of feedstock or other required supplies to the Project, or customers for products and services from the Project.

Our business strategy regarding how and when the Project’s export capacity or LNG produced by the Terminal is marketed may change based on market factors. Without limitation, our business strategy may change due to inability to enter into agreements with customers or based on our or market participants’ views regarding future supply and demand of LNG, prices, available worldwide natural gas liquefaction capacity or regasification capacity, or other factors. If efforts to market the Project’s export capacity or LNG produced by the Terminal are not successful, our business, results of operations, financial condition and prospects may be materially and adversely affected.

Rio Grande’s construction and operations activities are subject to a number of development risks, operational hazards, regulatory approvals and other risks which may not be fully covered by insurance, and which could cause cost overruns and delays that could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.

Siting, development and construction of the Project will be subject to the risks of delay or cost overruns inherent in any construction project resulting from numerous factors, including, but not limited to, the following:

•	difficulties or delays in obtaining, or failure to obtain, sufficient debt or equity financing on reasonable terms;
•	failure to obtain all necessary government and third-party permits, approvals and licenses for the construction and operation of any of the proposed LNG facilities;
•	failure to obtain sale and purchase agreements that generate sufficient revenue to support the financing and construction of the Project;
•	difficulties in engaging qualified contractors necessary to the construction of the contemplated Project or other LNG facilities;
•	shortages of equipment, material or skilled labor;
•	natural disasters and catastrophes, such as hurricanes, explosions, fires, floods, industrial accidents and terrorism;
•	unscheduled delays in the delivery of ordered materials;
•	work stoppages and labor disputes;
•	competition with other domestic and international LNG export terminals;
•

unanticipated changes in domestic and international market demand for and supply of natural gas and LNG, which will depend in part on supplies of and prices for alternative energy sources and the discovery of new sources of natural resources;

•	unexpected or unanticipated additional improvements; and
•	adverse general economic conditions.

Delays beyond the estimated development periods, as well as cost overruns, could increase the cost of completion beyond the amounts that are currently estimated, which could require us to obtain additional sources of financing to fund the activities until the Project is constructed and operational (which could cause further delays). The need for more financing may also make the Project uneconomic. Any delay in completion of the Project may also cause a delay in the receipt of revenues projected from the Project or cause a loss of one or more customers. As a result, any significant construction delay, whatever the cause, could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.

Our operations are subject to all of the hazards inherent in the receipt and processing of natural gas to LNG, and associated short-term storage including:

•

damage to pipelines and plants, related equipment, loading terminal, and surrounding properties caused by hurricanes, tornadoes, floods, fires and other natural disasters, acts of terrorism and acts of third parties;

•	damage from subsurface and/or waterway activity (for example, sedimentation of shipping channel access);

•	leaks of natural gas, natural gas liquids, or oil or losses of natural gas, natural gas liquid, or oil as a result of the malfunction of equipment or facilities;
•	fires, ruptures and explosions;
•	other hazards that could also result in personal injury and loss of life, pollution and suspension of operations; and
•	hazards experienced by other operators that may affect our operations by instigating increased regulations and oversight.

Any of these risks could adversely affect our ability to conduct operations or result in substantial loss to us as a result of claims for:

•	injury or loss of life;
•	damage to and destruction of property, natural resources and equipment;
•	pollution and other environmental damage;
•	regulatory investigations and penalties;
•	suspension of our operations;
•	failure to perform contractual obligations; and
•	repair and remediation costs.

We may elect not to obtain insurance for any or all of these risks if we believe that the cost of available insurance is excessive relative to the risks presented. In addition, contractual liabilities and pollution and environmental risks generally are not fully insurable. The occurrence of an event that is not fully covered by insurance could have a material adverse effect on our business, financial condition and results of operations.

We may experience increased labor costs, and the unavailability of skilled workers or our failure to attract and retain qualified personnel could adversely affect us.  In addition, changes in our senior management or other key personnel could affect our business operations.

We are dependent upon the available labor pool of skilled employees authorized to work in the United States. We compete with other energy companies and other employers to attract and retain qualified personnel with the technical skills and experience required to construct and operate our facilities and pipelines and to provide our customers with the highest quality service. A shortage in the labor pool of skilled workers able to legally work in the United States or other general inflationary pressures or changes in applicable laws and regulations could make it more difficult for us to attract and retain qualified personnel and could require an increase in the wage and benefits packages that we offer, thereby increasing our operating costs. Any increase in our operating costs could materially and adversely affect our business, financial condition, operating results, liquidity and prospects.

We depend on our executive officers for various activities. We do not maintain key person life insurance policies on any of our personnel.  Although we have arrangements relating to compensation and benefits with certain of our executive officers, we do not have any employment contracts or other agreements with key personnel binding them to provide services for any particular term. The loss of the services of any of these individuals could have a material adverse effect on our business.

Technological innovation, competition or other factors may negatively impact our anticipated competitive advantage or our processes.

Our success will depend on our ability to create and maintain a competitive position in the natural gas liquefaction industry. We do not have any exclusive rights to any of the technologies that we will be utilizing. In addition, the technology we anticipate using in the Project may face competition due to the technological advances of other companies or solutions, including more efficient and cost-effective processes or entirely different approaches developed by one or more of our competitors or others, which could affect our business, results of operations, financial condition, liquidity and prospects.

Factors that may negatively affect potential demand for LNG from the Project are diverse and include, among others:

•	increases in worldwide LNG production capacity and availability of LNG for market supply;
•	decreases in demand for LNG or increases in demand for LNG, but at levels below those required to maintain current price equilibrium with respect to supply;
•	increases in the cost of natural gas feedstock supplied to any project;
•	decreases in the cost of, and competition with, sources of alternate fuels (such as coal, oil, nuclear power and hydroelectric, wind and solar energy);
•	displacement of LNG by pipeline natural gas or alternate fuels in locations where access to these energy sources is not currently available;
•	political instability in foreign countries that import natural gas, or strained relations between such countries and the U.S.; and
•	economic or other reasons for LNG buyers to obtain their LNG from non-U.S. markets or from competitors’ LNG facilities in the United States.

Decreases in the global demand for and price of natural gas (versus the price of imported LNG) could lead to reduced development of LNG projects worldwide.

We are subject to risks associated with the development, operation and financing of domestic LNG facilities. The development of domestic LNG facilities and projects is generally based on assumptions about the future price of natural gas and LNG and the conditions of the global natural gas and LNG markets. Natural gas and LNG prices have been, and are likely to remain in the future, volatile and subject to wide fluctuations that are difficult to predict. As a result, our activities will expose us to risks of commodity price movements, which we believe could be mitigated by entering into long-term LNG sales contracts.  There can be no assurance that we will be successful in entering into long-term LNG sales contracts.  Additionally,  the global LNG market could shift toward the use of shorter-term LNG sales contracts.

Fluctuations in commodity prices may create a mismatch between natural gas and petroleum prices, which could have a significant impact on our future revenues. Commodity prices and volumes are volatile due to many factors over which we have no control, including competing liquefaction capacity in North America; the international supply and receiving capacity of LNG; LNG marine transportation capacity; weather conditions affecting production or transportation of LNG from the Terminal; domestic and global demand for natural gas; the effect of government regulation on the production, transportation and sale of natural gas; oil and natural gas exploration and production activities; and the development of and changes in the cost of alternative energy sources for natural gas and political and economic conditions worldwide.

Our activities are also dependent on the price and availability of materials for the construction of the Project, such as nickel, aluminum, pipe, and steel, which may be subject to import tariffs in the U.S. market and are all also subject to factors affecting commodity prices and volumes. In addition, authorities with jurisdiction over wholesale power rates in the U.S., Europe and elsewhere, as well as independent system operators overseeing some of these markets, may impose price limitations, bidding rules and other mechanisms which may adversely impact or otherwise limit trading margins and lead to diminished opportunities for gain. We cannot predict the impact energy trading may have on our business, results of operations or financial condition.

Further, the development of liquefaction facilities takes a substantial amount of time, requires significant capital investment, may be delayed by unforeseen and uncontrollable factors and is dependent on our financial viability and ability to market LNG internationally.

Competition in the LNG industry is intense, and some of our competitors have greater financial, technological and other resources.

We plan to operate in the highly competitive area of LNG production and face intense competition from independent, technology-driven companies as well as from both major and other independent oil and natural gas companies and utilities.

Many competing companies have secured access to, or are pursuing development or acquisition of, LNG facilities in North America. We may face competition from major energy companies and others in pursuing our proposed business strategy to provide liquefaction and export products and services at the Project. In addition, competitors have and are developing LNG terminals in other markets, which will compete with U.S. LNG facilities. Some of these competitors have longer operating histories, more development experience, greater name recognition, larger staffs and substantially greater financial, technical and marketing resources than we currently possess. The superior resources that some of these competitors have available for deployment could allow them to compete successfully against us, which could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.

There may be shortages of LNG vessels worldwide, which could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.

The construction and delivery of LNG vessels requires significant capital and long construction lead times, and the availability of the vessels could be delayed to the detriment of our business and customers due to the following:

•	an inadequate number of shipyards constructing LNG vessels and a backlog of orders at these shipyards;
•	political or economic disturbances in the countries where the vessels are being constructed;
•	changes in governmental regulations or maritime self-regulatory organizations;
•	work stoppages or other labor disturbances at the shipyards;
•	bankruptcies or other financial crises of shipbuilders;
•	quality or engineering problems;
•	weather interference or catastrophic events, such as a major earthquake, tsunami, or fire; or
•	shortages of or delays in the receipt of necessary construction materials.

Terrorist attacks, including cyberterrorism, or military campaigns involving us or the Project could result in delays in, or cancellation of, construction or closure of the Project.

A terrorist or military incident involving the Project may result in delays in, or cancellation of, construction of the Project, which would increase our costs and prevent us from obtaining expected cash flows. A terrorist incident could also result in temporary or permanent closure of the Project, which could increase costs and decrease cash flows, depending on the duration of the closure. Operations at the Project could also become subject to increased governmental scrutiny that may result in additional security measures at a significant incremental cost. In addition, the threat of terrorism and the impact of military campaigns may lead to continued volatility in prices for natural gas that could adversely affect our business and customers, including the ability of our suppliers or customers to satisfy their respective obligations under our commercial agreements. Instability in the financial markets as a result of terrorism, including cyberterrorism, or war could also materially adversely affect our ability to raise capital. The continuation of these developments may subject our construction and operations to increased risks, as well as increased costs, and, depending on their ultimate magnitude, could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

Changes in legislation and regulations relating to the LNG industry could have a material adverse impact on our business, results of operations, financial condition, liquidity and prospects.

Future legislation and regulations, such as those relating to the transportation and security of LNG exported from the proposed LNG facilities, could cause additional expenditures, restrictions and delays in connection with the proposed LNG facilities and their construction, the extent of which cannot be predicted, and which may require us to substantially limit, delay or cease operations in some circumstances. Revised, reinterpreted or additional laws and regulations that result in increased compliance costs or additional operating costs and restrictions could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.

Our operations will be subject to a number of environmental laws and regulations that impose significant compliance costs, and existing and future environmental and similar laws and regulations could result in increased compliance costs or additional operating restrictions.

Our business will be subject to extensive federal, state and local regulations and laws, including regulations and restrictions on discharges and releases to the air, land and water and the handling, storage and disposal of hazardous materials and wastes in connection with the development, construction and operation of our liquefaction facilities. These regulations and laws will require us to maintain permits, provide governmental authorities with access to our facilities for inspection and provide reports related to our compliance.  Violation of these laws and regulations could lead to substantial fines and penalties or to capital expenditures related to pollution control equipment that could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects. Federal and state laws impose liability, without regard to fault or the lawfulness of the original conduct, for the release of certain types or quantities of hazardous substances into the environment. As the owner and operator of the Project, we could be liable for the costs of cleaning up hazardous substances released into the environment and for damage to natural resources.

In addition, future federal, state and local legislation and regulations may impose unforeseen burdens and increased costs on our business that could have a material adverse effect on our financial results, such as regulations regarding greenhouse gas emissions and the transportation of LNG. As an international shipper of LNG, our operations could also be impacted by environmental laws applicable under international treaties or foreign jurisdictions.

The operation of the Project may be subject to significant operating hazards and uninsured risks, one or more of which may create significant liabilities and losses that could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.

The plan of operations for the Project is subject to the inherent risks associated with LNG operations, including explosions, pollution, release of toxic substances, fires, hurricanes and other adverse weather conditions, and other hazards, each of which could result in significant delays in commencement or interruptions of operations and/or result in damage to or destruction of the Project and assets or damage to persons and property.

We do not, nor do we intend to, maintain insurance against all these risks and losses. We may not be able to maintain desired or required insurance in the future at rates that we consider reasonable. The occurrence of a significant event not fully insured or indemnified against could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

We are dependent on a limited number of customers for the purchase of LNG.

The number of potential customers is limited. Some potential purchasers of the LNG to be produced from the Terminal are new to the LNG business and have limited experience in the industry. We will be reliant upon the ability for these customers to enter into satisfactory downstream arrangements in their home markets for the licenses to import and re-sell re-gasified LNG. Some of these jurisdictions are heavily regulated and dominated by state entities. In certain instances, customers may require credit enhancement measures in order to satisfy project-financing requirements.

We have not yet concluded negotiations for the Terminal site lease and have obtained right-of-way options for only part of the Pipeline route.

Our strategy currently involves leasing or otherwise acquiring suitable sites for the construction of new facilities to transport gas to the Terminal and to produce large quantities of LNG for delivery under tolling arrangements or sale. For the siting of the Terminal, we have entered into a site option agreement for a 984-acre tract of land owned by the Brownsville Navigation District which operates the Port of Brownsville along the Brownsville Ship Channel. Our option is valid until November 2019. If we are unable to timely complete the lease negotiations or extend the lease option, we may not be able to site the Terminal and our business will be materially adversely affected.

We have commenced work on securing options for rights-of-way along the approximately 137-mile Pipeline route. This involves direct negotiations with more than 125 landowners along the route, some of whom may not be familiar with oil and gas developments or negotiate terms in good faith. It is possible that as we progress these negotiations, we may encounter recalcitrant land-owners or competitive projects offering more attractive terms which could result in additional time and cost in order to secure the Pipeline route. Although the Pipeline is being permitted under Section 7 of the Natural Gas Act, which provides permit holders rights of eminent domain, any recourse to eminent domain proceedings will increase the time and cost at which these rights-of-way will be secured. If the time or cost required to obtain these rights-of-way increases substantially or we are unable to obtain the rights-of-way, our business could be materially adversely affected.

Our U.S. competitors have acquired significant property tax incentives, and we may not be able to acquire or may not have acquired similar incentives from applicable taxing entities.

Due to the size of the Project’s capital investment, property taxes represent large operating costs for the Project. The principal taxing entities are the Point Isabel Independent School District (“PIISD”) and Cameron County (the “County”). Due to local opposition supported by national environmental interest groups, PIISD did not initially accept Rio Grande’s application for a value limitation agreement pursuant to the State of Texas tax code provisions for economic development. We intend to resubmit Rio Grande’s application for consideration, but there is no guaranty that it will be accepted and approved.  Approval of these tax incentives is an important component of the Project’s competitiveness. Failure to gain approval of tax incentives by PIISD on comparable terms with competitors could materially impact the Project’s competitiveness.

On October 3, 2017, Rio Grande executed four tax abatement agreements with the County; however, there is no assurance that the terms of such tax abatement agreements are competitive with other Gulf Coast liquefaction projects.

Objections from local communities can delay the Project.

Some local communities could perceive the proposed construction and operation of the Project as negatively impacting the environment, wildlife, cultural heritage sites or the public health of residents. Objections from local communities could cause delays, damage to reputation and difficulties in obtaining or renewing permits.

The Project will be dependent on the availability of gas supply at the Agua Dulce Hub.

The Pipeline will collect and transport natural gas to the Terminal. The Pipeline route passes through Jim Wells, Kleberg, Kenedy, Willacy, and Cameron Counties in Texas. The header system at the upstream end of the Pipeline is intended to have multiple interconnects to the existing natural gas pipeline grid located in the Agua Dulce market area (the “Agua Dulce Hub”). The Agua Dulce Hub is located in Nueces County, Texas, and includes deliveries from (but not limited to) ConocoPhillip’s 1,100-mile South Texas intrastate and gas gathering pipeline system and ExxonMobil’s 925 MMcf/d King Ranch processing facility. As the Pipeline system interconnects are expected to be relatively close to the Agua Dulce Hub, it is expected that gas will be available for purchase in large volumes at commercially acceptable prices. Nonetheless, disruptions in upstream supply sources or increased market demand could impact the availability of gas supply to the Pipeline header system, which would result in curtailments at the Terminal.

Each liquefaction train for the Terminal is expected to involve the transportation and liquefaction of approximately 0.75 Bcf/day of natural gas (for a total of 4.5 Bcf/day for six liquefaction trains at full build-out). Gas sales agreements for the supply of these volumes could entail negotiations with multiple parties for firm and interruptible gas supply and transportation services to the Pipeline header system, as well as pipeline interconnects and ancillary operational agreements in time for operational start-up as early as 2023. Delays caused by third parties in the course of negotiating agreements and constructing the required interconnects could delay the start of commercial operations for the Project.

Unethical conduct and non-compliance with applicable laws could have a significant adverse effect on our business.

Incidents of unethical behavior, fraudulent activity, corruption or non-compliance with applicable laws and regulations could be damaging to our operations and reputation and may subject us to criminal and civil penalties or loss of operating licenses. We have implemented an anti-corruption policy which applies to all employees and contractors without exception and we are a member of TRACE International, an internationally recognized anti-bribery compliance provider. Our legal team screens potential partners, agents and advisors in multiple data-bases to which it has access and regularly conducts due diligence interviews with potential counterparties. Due to the global nature of the LNG business and the diversity of jurisdictions in which our customers operate, it is possible that a prospective counterparty could be accused of behavior that falls short of our expectations in this regard, leading to reputational damage and potential legal liabilities, notwithstanding our best efforts to prevent such behaviors.

Our common stock could be delisted from Nasdaq.

Our common stock is currently listed on Nasdaq. However, we cannot assure you that we will be able to comply with the continued listing standards of Nasdaq. If we fail to comply with the continued listing standards of Nasdaq, our common stock may become subject to delisting. If Nasdaq delists our common stock from trading on its exchange for failure to meet the continued listing standards, we and our stockholders could face significant material adverse consequences including:

• a limited availability of market quotations for our securities;
• a limited amount of analyst coverage; and
• a decreased ability for us to issue additional securities or obtain additional financing in the future.

The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future.  Holders of common stock could lose all or part of their investment.

The securities markets in general and our common stock has experienced significant price and volume volatility. The market price and trading volume of our common stock may continue to experience significant fluctuations due not only to general stock market conditions but also to a change in sentiment in the market regarding our operations or business prospects or those of companies in our industry. In addition to the other risk factors discussed above, the price and volume volatility of our common stock may be affected by:

•	domestic and worldwide supply of and demand for natural gas and corresponding fluctuations in the price of natural gas;
•	fluctuations in our quarterly or annual financial results or those of other companies in our industry;
•	issuance of additional equity securities which causes further dilution to stockholders;
•	sales of a high volume of shares of our common stock by our stockholders;
•	operating and stock price performance of companies that investors deem comparable to us;
•	events affecting other companies that the market deems comparable to us;
•	changes in government regulation or proposals applicable to us;
•	actual or potential non-performance by any customer or a counterparty under any agreement;
•	announcements made by us or our competitors of significant contracts;

•	changes in accounting standards, policies, guidance, interpretations or principles;
•	general conditions in the industries in which we operate;
•	general economic conditions; and
•	the failure of securities analysts to cover our common stock or changes in financial or other estimates by analysts.

The stock prices of companies in the LNG industry have experienced wide fluctuations that have often been unrelated to the operating performance of these companies. Following periods of volatility in the market price of a company’s securities, securities class action litigation often has been initiated against a company. If any class action litigation is initiated against us, we may incur substantial costs and our management’s attention may be diverted from our operations, which could materially adversely affect our business and financial condition.

Raising additional capital may cause dilution to existing stockholders, restrict our operations or require us to relinquish rights. Additionally, sales of a substantial number of shares of our common stock or other securities in the public market could cause our stock price to fall.

 We may seek the additional capital necessary to fund our operations through public or private equity offerings and debt financings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing stockholders’ ownership interests will be diluted, and the terms may include liquidation or other preferences that adversely affect their rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. In addition, sales of a substantial number of shares of our common stock or other securities in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

Warrants are exercisable for our common stock, which, if exercised, would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of December 31, 2017, outstanding warrants to purchase an aggregate of 12,081,895 shares of our common stock became exercisable in accordance with the terms of the warrant agreement governing those securities. These warrants will expire at 5:00 p.m., New York time, on July 24, 2022 or earlier upon redemption or liquidation. The exercise price of these warrants is $11.50 per one full share, subject to certain adjustments. To the extent such warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our common stock.

Our Second Amended and Restated Certificate of Incorporation grants our board of directors the power to designate and issue additional shares of common and/or preferred stock.

Our authorized capital consists of 480,000,000 shares of common stock and 1,000,000 shares of preferred stock. Our preferred stock may be designated into series pursuant to authority granted by our Second Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), and on approval from our board of directors. The board of directors, without any action by our stockholders, may designate and issue shares in such classes or series as it deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights. The rights of holders of other classes or series of stock that may be issued could be superior to the rights of holders of our common stock. The designation and issuance of shares of capital stock having preferential rights could adversely affect other rights appurtenant to shares of our common stock.

Provisions of our charter documents or Delaware law could delay or prevent an acquisition of NextDecade even if the acquisition would be beneficial to our stockholders and could make it more difficult to change management.

Provisions of the Certificate of Incorporation and our Amended and Restated Bylaws may discourage, delay or prevent a merger, acquisition or other change in control that stockholders might otherwise consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. In addition, these provisions may frustrate or prevent any attempt by our stockholders to replace or remove our current management by making it more difficult to replace or remove our board of directors. These provisions include:

•	limitations on our stockholders’ ability to call special meetings of stockholders;
•	an advance notice requirement for stockholder proposals and nominations for members of our board of directors;
•	the authority of our board of directors to determine the number of director seats on our board of directors; and
•	the authority of our board of directors to issue preferred stock with such terms as it may determine.

U.S. federal income tax reform could adversely affect us.

On December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was signed into law, significantly reforming the IRC. The 2017 Tax Act, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, reduces or eliminates certain domestic deductions and imposes limitations on the use of net operating losses arising in taxable years beginning after December 31, 2017. The reduction of the U.S. corporate tax rate results in a decreased valuation of our deferred tax asset and liabilities. We continue to examine the impact the 2017 Tax Act may have on our business. The estimated impact of the 2017 Tax Act is based on our management’s current knowledge and assumptions and recognized impacts could be materially different from current estimates based on our actual results.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently lease approximately 8,300 square feet of office space for general and administrative purposes in The Woodlands, Texas under an amended lease agreement that expires on September 30, 2018.

In January 2017, NextDecade LLC executed surface lease agreements with the City of Texas City and the State of Texas for a 994‑acre site for the Galveston Bay Terminal (collectively, the “Galveston Bay Leases”). The term of the Galveston Bay Leases is 36 months with an option to extend for an additional 12 months.

In March 2017, NextDecade LLC executed a lease agreement with the Brownsville Navigation District for a ten‑acre tract subsumed within the site for the Terminal (the “Brownsville Lease”). The Brownsville Lease has an eight‑month primary term with the option to renew such lease for six additional six-month terms.  On October 10, 2017, NextDecade LLC exercised its option to renew the Brownsville Lease for an additional six-month term, which expires May 5, 2018.

We do not own or lease any other real property that is materially important to our business. We believe that our current properties are adequate for our current needs and that additional space will be available when and as needed.

Item 3.   Legal Proceedings

None.

Item 4.   Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity,  Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information, Holders and Dividends

Our common stock trades on Nasdaq under the symbol “NEXT.”  Our warrants traded on Nasdaq under the symbol “NEXTW” until February 22, 2018, the date on which our warrants were delisted from Nasdaq as a result of our failure to satisfy the initial listing requirements of Nasdaq.  Since February 22, 2018, our warrants have been trading on the OTC Pink Market under the symbol “NEXTW.”  The table below presents the high and low sales prices of our common stock and warrants, as reported by the Nasdaq, for each quarter during 2017 and 2016.

	Common Stock		Warrants
	High	Low	High	Low
2017
First Quarter	$10.26	$10.12	$1.00	$0.23
Second Quarter	10.34	10.16	1.00	0.17
Third Quarter	20.00	6.55	1.19	0.26
Fourth Quarter	10.80	5.54	0.94	0.42

2016
First Quarter	$10.00	$9.82	$0.40	$0.20
Second Quarter	10.50	9.83	0.34	0.17
Third Quarter	10.21	9.98	0.45	0.19
Fourth Quarter	10.30	9.98	0.50	0.25

As of March 1, 2018, we had 106.4 million shares of common stock outstanding held by approximately 81 record owners.  All shares of common stock held in street name are recorded in our stock register as being held by one stockholder.

We currently intend to retain earnings to finance the growth and development of our business and do not anticipate paying any cash dividends on the common stock in the foreseeable future.  Any future change in our dividend policy will be made at the discretion of our board of directors in light of our financial condition, capital requirements, earnings, prospects and any restrictions under any financing agreements, as well as other factors it deems relevant.

Item 6. Selected Financial Data

Selected financial data set forth below (in thousands, except per share data) are derived from our audited Consolidated Financial Statements for the periods indicated.  The financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and the accompanying notes thereto included elsewhere in this report.

	December 31,
	2017	2016	2015	2014
Property, plant and equipment, net	$73,226	$56,233	$36,879	$1,369
Total assets	116,091	75,777	82,596	2,165
Total liabilities	12,999	7,679	6,032	1,051

	Year Ended December 31,
	2017	2016	2015	2014
Revenues	$—	$—	$—	$—
Total operating loss	(35,638)	(8,502)	(7,773)	(2,886)
Net loss	(35,326)	(8,439)	(7,764)	(2,888)
Net loss per common share - basic and diluted	(0.35)	(0.09)	(0.14)	(0.47)
Weighted average shares outstanding - basic and diluted	100,926	95,680	55,226	6,191

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The following discussion and analysis presents management’s view of our business, financial condition and overall performance and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes in “Financial Statements and Supplementary Data.”  This information is intended to provide investors with an understanding of our past performance, current financial condition and outlook for the future.  Our discussion and analysis include the following subjects:

•	Overview of Business
•	Overview of Significant Events
•	Liquidity and Capital Resources
•	Contractual Obligations
•	Results of Operations
•	Off-Balance Sheet Arrangements
•	Summary of Critical Accounting Estimates
•	Recent Accounting Standards

Overview of Business

We are a LNG development company focused on LNG export projects and associated pipelines in the State of Texas. We have focused and continue to focus our development activities on the Project.  We believe we maintain key competitive advantages involving engineering, commercial, regulatory, and gas supply considerations. We submitted a pre-filing request for the Project to the FERC in March 2015 and filed a formal application with the FERC in May 2016. We also believe we have robust commercial offtake and gas supply strategies in place and we estimate that the Project will commence commercial operations as early as 2023.

Overview of Significant Events

Our Merger with NextDecade LLC

On July 24, 2017, one of our subsidiaries merged with and into NextDecade LLC, a liquefied natural gas (“LNG”) development company founded in 2010 to develop LNG export projects and associated pipelines in the State of Texas.  Prior to the merger with NextDecade LLC, we had no operations and our assets consisted of cash proceeds received in connection with our initial public offering.

Completion of Front End Engineering and Design Update Package

In early 2018, we completed the FEED update package with CB&I for the Terminal.  The update incorporates identified cost reduction and value improvement initiatives and reconfirms market-leading EPC cost estimates for three trains of $490 per ton with a target of $450 per ton.  For two trains the EPC cost estimate improves to $535 per ton with a target of $500 per ton.  NextDecade and CB&I are finalizing an Open Book Estimate to incorporate the FEED update improvements and plan to execute a binding Lump-Sum Turnkey EPC agreement in the second quarter of 2018.

Liquidity and Capital Resources

Capital Resources

In March 2015, we completed our initial public offering raising approximately $115 million in cash proceeds.  We have funded and continue to fund the development of the Project and general working capital needs through our cash on hand and proceeds from the issuance of equity. Our capital resources consist of approximately $35.7 million of cash and $5.1 million of available-for-sale investment securities as of December 31, 2017.

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash for the periods presented (in thousands):

	For the Year Ended
	December 31,
	2017	2016	2015
Operating cash flows	$(12,830)	$(7,190)	$(6,227)
Investing cash flows	11,862	(24,416)	(33,213)
Financing cash flows	24,147	—	83,214

Net increase (decrease) in cash, cash equivalents and restricted cash	23,179	(31,606)	43,774
Cash, cash equivalents and restricted cash – beginning of year	12,524	44,130	356
Cash, cash equivalents and restricted cash – end of year	$35,703	$12,524	$44,130

Operating Cash Flows

Operating cash outflows during the years ended December 31, 2017, 2016 and 2015 were $12.8 million, $7.2 million and $6.2 million, respectively.  The increase in operating cash outflows in 2017 compared to 2016 was primarily related to increased cash used as a result of additional employees and increased professional fees.

The increase in operating cash outflows in 2016 compared to 2015 was primarily related to increased cash used as a result of additional employees.

Investing Cash Flows

Investing cash inflows (outflows) during the years ended December 31, 2017, 2016 and 2015 were $11.9 million, $(24.4) million and $(33.2) million, respectively.  The increase in investing cash inflows in 2017 compared to 2016 was primarily the result of cash acquired in the Merger of $26.8 million, a reduction in cash outflows in the development of the Project of $4.6 million and a reduction in cash outflows for the purchase of available-for-sale investment securities of $4.9 million.

The decrease in investing cash outflows in 2016 compared to 2015 was primarily due to a reduction in cash outflows in the development of the Project of $13.8 million offset by an increase in cash outflows for the purchase of available-for-sale investment securities of $5.0 million.

Financing Cash Flows

Financing cash inflows during the years ended December 31, 2017, 2016 and 2015 were $24.1 million, zero, and $83.2 million, respectively.  Financing cash inflows in 2017 was the result of $30.1 million of equity issued offset by $6.0 million of equity issuance costs in 2017 and no financing cash flows in 2016.

Financing cash inflows in 2015 was the result of $87.0 million of equity issued offset by $2.7 million of equity issuance costs and $1.0 million dividend paid.

Capital Development Activities

We are primarily engaged in developing the Project, which will require significant additional capital to support further project development, engineering, regulatory approvals and compliance, and commercial activities in advance of a FID made to finance and construct the Project. Even if successfully completed, the Project will not begin to operate and generate significant cash flows until at least several years from now, which management currently estimates being as early as 2023. Construction of the Terminal and Pipeline would not begin until FERC issues an order granting the necessary authorizations under the Natural Gas Act and once all required federal, state and local permits have been obtained. We estimate that we will receive all regulatory approvals and begin construction to support the commencement of commercial operations as early as 2023. As a result, our business success will depend, to a significant extent, upon our ability to obtain the funding necessary to construct the Project, to bring it into operation on a commercially viable basis and to finance the costs of staffing, operating and expanding our company during that process.

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

Contractual Obligations

We are committed to make cash payments in the future pursuant to certain of our contracts.  The following table summarizes certain contractual obligations (in thousands) in place as of December 31, 2017:

	Total	2018	2019 - 2020	2021 - 2022	Thereafter
Operating lease obligations	$1,101	$601	$500	$—	$—

Operating lease obligations primarily relate to our land site for our Galveston Bay Terminal and office space in The Woodlands, Texas.  A discussion of these obligations can be found at Note 12 – Commitments and Contingencies of our Notes to Consolidated Financial Statements.

Results of Operations

The following table summarizes costs, expenses and other income for the year ended December 31, 2017 and 2016 (in thousands):

	For the Year Ended
	December 31,
	2017	2016	Change
Revenues	$—	$—	$—
General and administrative expenses	34,551	7,300	27,251
Land option and lease expenses	981	596	385
Depreciation expense	106	100	6
Impairment loss on capital projects	—	506	(506)
Operating loss	(35,638)	(8,502)	(27,136)
Interest income, net	343	82	261
Other expense	(31)	(19)	(12)
Net loss	$(35,326)	$(8,439)	$(26,887)

Our consolidated net loss was $35.3 million, or $0.35 per share (basic and diluted), for the year ended December 31, 2017, compared to a net loss of $8.4 million, or $0.09 per share (basic and diluted), for the year ended December 31, 2016.  This $26.9 million increase in net loss was primarily a result of increased general and administrative expenses discussed separately below.

General and administrative expenses during the year ended December 31, 2017 increased $27.3 million compared to the year ended December 31, 2016 due primarily to (i) share-based compensation expense of $22.7 million, which was not incurred in 2016, and (ii) an increase in the number of employees and amount of professional fees increasing from $5.6 million in the year ended December 31, 2016 to $9.5 million in the year ended December 31, 2017.

Land option and lease expenses during the year ended December 31, 2017, increased $0.4 million compared to the year ended December 31, 2016 primarily due to lease expense associated with a 994-acre site with the City of Texas City and the State of Texas of $0.3 million, which was not incurred in 2016.

Impairment loss on capital projects decreased in the year ended December 31, 2017 compared to the year ended December 31, 2016 due to an approximate $0.5 million impairment charge recognized in May 2016, when we decided to abandon several early-stage, non-core projects to focus on development of the Project.

Interest income, net during the year ended December 31, 2017 increased $0.3 million compared to the year ended December 31, 2016 due to increased yield and higher average balances maintained in our cash accounts and investments.

The following table summarizes costs, expenses and other income for the year ended December 31, 2016 and 2015 (in thousands):

	For the Year Ended
	December 31,
	2016	2015	Change
Revenues	$—	$—	$—
General and administrative expenses	7,300	7,109	191
Land option and lease expenses	596	584	12
Depreciation expense	100	80	20
Impairment loss on capital projects	506	—	506
Operating loss	(8,502)	(7,773)	(729)
Interest income, net	82	24	58
Other expense	(19)	(15)	(4)
Net loss	$(8,439)	$(7,764)	$(675)

Our consolidated net loss was $8.4 million, or $0.09 per share (basic and diluted), for the year ended December 31, 2016, compared to a net loss of $7.8 million, or $0.14 per share (basic and diluted), for the year ended December 31, 2016.  This $0.7 million increase in net loss was primarily a result of increased general and administrative expenses and impairment loss on capital projects discussed separately below.

General and administrative expenses during the year ended December 31, 2016 increased $0.2 million compared to the year ended December 31, 2015 due primarily to increased professional fees for legal, financial advisors, and market consultants of $1.2 million compared to $1.0 million during the year ended December 31, 2015.

Impairment loss on capital projects during the year ended December 31, 2016 increased compared to the year ended December 31, 2015 due to an approximate $0.5 million impairment charge recognized in May 2016, when we decided to abandon several early-stage, non-core projects to focus on development of the Project.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2017.

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

For additional information regarding our share-based compensation, see Note 10 – Share-based Compensation of our Notes to Consolidated Financial Statements.

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

Recent Accounting Standards

For descriptions of recently issued accounting standards, see Note 13 – Recent Accounting Pronouncements of our Notes to Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk in the form of equity price risk related to investments in marketable securities and capital market risk related to future debt and equity offerings.

Equity Price Risk

At December 31, 2017, the fair value of our investments in securities available-for-sale was $5.1 million. We determined the fair value of our investment based on the closing market price where these securities were listed on December 29, 2017. In order to test the sensitivity of the fair value of the available-for-sale securities to changes in equity prices, management modeled a 10% change in the closing market price. This 10% change in closing market price would have resulted in a $0.5 million change in the fair value of available-for-sale securities as of December 31, 2017 and December 31, 2016.

Capital Market Risk

We currently have no revenues and depend on funds raised through other sources. Two sources of funding are through future debt or equity offerings. Our ability to raise funds in this manner depends upon capital market forces affecting the share price of our common stock.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

NextDecade Corporation and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

NextDecade Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NextDecade Corporation and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for years ended December 31, 2017, 2016 and 2015 and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2017.

New York, NY

March 8, 2018

NextDecade Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$35,703	$12,524
Deferred equity issuance costs	—	578
Investments	5,063	4,997
Prepaid expenses and other current assets	2,099	1,096
Total current assets	42,865	19,195
Property, plant and equipment, net	73,226	56,233
Other assets	—	349
Total assets	$116,091	$75,777

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$726	$1,167
Share-based compensation liability	1,815	—
Accrued liabilities and other current liabilities	5,856	3,767
Total current liabilities	8,397	4,934
Non-current compensation liabilities	2,015	2,745
Non-current share-based compensation liability	2,587	—
Total liabilities	12,999	7,679
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.0001 par value, 1.0 million shares authorized, none issued	—	—
Common stock, $0.0001 par value Authorized: 480.0 million shares at December 31, 2017 and 2016 Issued and outstanding: 106.3 million shares and 95.7 million shares at December 31, 2017 and 2016, respectively	11	10
Additional paid-in-capital	158,738	88,406
Accumulated deficit	(55,617)	(20,291)
Accumulated other comprehensive loss	(40)	(27)
Total stockholders’ equity	103,092	68,098
Total liabilities and stockholders’ equity	$116,091	$75,777

The accompanying notes are an integral part of these Consolidated Financial Statements.

NextDecade Corporation and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

	Year Ended
	December 31,
	2017	2016	2015
Operations
Revenues	$—	$—	$—
Operating Expenses
General and administrative expenses	34,551	7,300	7,109
Land option and lease expenses	981	596	584
Depreciation expense	106	100	80
Impairment loss on capital projects	—	506	—
Total operating expenses	35,638	8,502	7,773
Total operating loss	(35,638)	(8,502)	(7,773)
Other income (expense)
Interest income, net	343	82	24
Other expense	(31)	(19)	(15)
Total other income	312	63	9
Net loss	$(35,326)	$(8,439)	$(7,764)

Net loss per common share - basic and diluted	$(0.35)	$(0.09)	$(0.14)

Weighted average shares outstanding - basic and diluted	100,926	95,680	55,226

Comprehensive Loss
Net loss	$(35,326)	$(8,439)	$(7,764)
Other comprehensive loss:
Change in fair value of investments	(13)	(27)	—
Comprehensive loss	$(35,339)	$(8,466)	$(7,764)

The accompanying notes are an integral part of these Consolidated Financial Statements.

NextDecade Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock				Accumulated
		Par	Additional		Other	Total
		Value	Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2014	6,191	$1	$5,201	$(4,088)	$—	$1,114
Pre-merger equity issuance	89,489	9	86,991	—	—	87,000
Equity issuance costs	—	—	(2,746)	—	—	(2,746)
Dividend	—	—	(1,040)	—	—	(1,040)
Net loss	—	—	—	(7,764)	—	(7,764)
Balance at December 31, 2015	95,680	10	88,406	(11,852)	—	76,564
Other comprehensive loss	—	—	—	—	(27)	(27)
Net loss	—	—	—	(8,439)	—	(8,439)
Balance at December 31, 2016	95,680	$10	$88,406	$(20,291)	$(27)	$68,098
Pre-merger equity issuance	2,810	—	20,100	—	—	20,100
Reverse recapitalization	6,759	1	26,773	—	—	26,774
Issuance of common stock	1,026	—	10,000	—	—	10,000
Equity issuance costs	—	—	(6,295)	—	—	(6,295)
Share-based compensation	—	—	19,754	—	—	19,754
Other comprehensive loss	—	—	—	—	(13)	(13)
Net loss	—	—	—	(35,326)	—	(35,326)
Balance at December 31, 2017	106,275	$11	$158,738	$(55,617)	$(40)	$103,092

The accompanying notes are an integral part of these Consolidated Financial Statements.

NextDecade Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 31,
	2017	2016	2015
Operating activities:
Net loss	$(35,326)	$(8,439)	$(7,764)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	106	100	80
Share-based compensation expense	22,693	—	—
Impairment loss on capital projects	—	506	—
Changes in operating assets and liabilities:
Prepaid expenses and other currents assets	(1,003)	(785)	(475)
Other assets	349	350	(672)
Accounts payable	(137)	272	39
Accrued expenses and other liabilities	488	806	2,565
Net cash used in operating activities	(12,830)	(7,190)	(6,227)
Investing activities:
Acquisition of property, plant and equipment	(14,833)	(19,392)	(33,213)
Issuance of note receivable	(115)	—	—
Repayment of note receivable	115	—	—
Cash received in reverse recapitalization	26,774	—	—
Investments	(79)	(5,024)	—
Net cash provided by (used in) investing activities	11,862	(24,416)	(33,213)
Financing activities:
Proceeds from equity issuances	30,100	—	87,000
Equity issuance costs	(5,953)	—	(2,746)
Dividends paid	—	—	(1,040)
Net cash provided by financing activities	24,147	—	83,214
Net increase (decrease) in cash, cash equivalents and restricted cash	23,179	(31,606)	43,774
Cash, cash equivalents and restricted cash – beginning of year	12,524	44,130	356
Cash, cash equivalents and restricted cash – end of year	$35,703	$12,524	$44,130

Non-cash investing activities:
Accounts payable for acquisition of property, plant and equipment	$498	$802	$1,200
Accrued liabilities for acquisition of property, plant and equipment	3,317	1,810	1,989

Balances per Consolidated Balance Sheets:
	December 31,
	2017	2016	2015
Cash and cash equivalents	$35,703	$12,524	$27,127
Restricted cash	—	—	17,003
Total cash, cash equivalents and restricted cash	$35,703	$12,524	$44,130

The accompanying notes are an integral part of these Consolidated Financial Statements.

NextDecade Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 — Background and Basis of Presentation

NextDecade Corporation engages in development activities related to the liquefaction and sale of liquefied natural gas (“LNG”). We have focused and continue to focus our development activities on the Rio Grande LNG terminal facility at the Port of Brownsville in southern Texas (the “Terminal”) and an associated 137-mile Rio Bravo pipeline to supply gas to the Terminal (the “Pipeline” together with the Terminal, the “Project”). We have also secured, through December 2019, a 994-acre site near Texas City, Texas for another potential LNG terminal (the “Galveston Bay Terminal”).

We were incorporated in Delaware on May 21, 2014 and were formed for the purpose of acquiring, through a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, one or more businesses or entities. On July 24, 2017 (the “Merger Date”), one of our subsidiaries merged with and into NextDecade LLC (the “Merger”), a LNG development company founded in 2010 to develop LNG export projects and associated pipelines in the State of Texas.  Prior to the merger with NextDecade LLC, we had no operations and our assets consisted of cash proceeds received in connection with our initial public offering.

The Merger was accounted for as a reverse acquisition and recapitalization, with NextDecade LLC being treated as the accounting acquirer. As such, the historical Consolidated Financial Statements as of and for the years ended December 31, 2016 and 2015, contained in this report, relate to NextDecade LLC and its subsidiaries. Subsequent to the Merger Date, the information relates to the consolidated entities of NextDecade.  We continue to operate in a single operating segment for financial reporting purposes.

In connection with the Merger, the issued and outstanding membership interests in NextDecade LLC were exchanged for 98,490,409 shares of our common stock. All share and per share amounts in the Consolidated Financial Statements and related notes have been retroactively adjusted for all periods presented to give effect to this exchange.

Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  All intercompany accounts and transactions have been eliminated in consolidation.

Certain reclassifications have been made to conform prior period information to the current presentation.  The reclassifications had no effect on our overall consolidated financial position, operating results or cash flows.

Note 2 — Summary of Significant Accounting Policies

Use of Estimates

The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes.  Management evaluates its estimates and related assumptions regularly, including those related to the value of property, plant and equipment, income taxes including valuation allowances for net deferred tax assets, share-based compensation and fair value measurements.  Changes in facts and circumstances or additional information may result in revised estimates, and actual results may differ from these estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and cash equivalents.  We maintain cash balances with a single financial institution, which may at times be in excess of federally insured levels.  We have not incurred losses related to these cash and cash equivalent balances to date.

Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash consist of funds that are contractually restricted as to usage or withdrawal and are presented separately from cash and cash equivalents on our Consolidated Balance Sheets.

Investment Securities

We define investment securities as securities that can be readily converted to cash.  As of December 31, 2017, and 2016, our investment securities are classified as available-for-sale.  Available-for-sale investment securities are initially recorded at cost and periodically remeasured to fair value, with changes presented in comprehensive income.  We determine the appropriate classification of investment securities at the time of purchase and reevaluate such classification at each balance sheet date.  Realized gains and losses and other than temporary declines in fair value are included in earnings.

Property, Plant and Equipment

Generally, we begin to capitalize the costs of our development projects once construction of the individual project is probable.  This assessment includes the following criteria:

•	funding for design and permitting has been identified and is expected in the near-term;
•	key vendors for development activities have been identified, and we expect to engage then at commercially reasonable terms;
•	we have committed to commencing development activities;
•	regulatory approval is probable;
•	construction financing is expected to be available at the time of a final investment decision (“FID”);
•	prospective customers have been identified and the FID is probable; and
•	receipt of customary local tax incentives, as needed for project viability, is probable.

Prior to meeting the criteria above, costs associated with a project are expensed as incurred.  Expenditures for normal repairs and maintenance are expensed as incurred.

When assets are retired or disposed, the cost and accumulated depreciation are eliminated from the accounts and any gain or loss is reflected in our Consolidated Statements of Operations.

Property, plant and equipment is carried at historical cost and depreciated using the straight-line method over their estimated useful lives.

Leasehold improvements are depreciated over the lesser of the economic life of the leasehold improvement or the term of the lease, without regard to extension/renewal rights.

Management tests property, plant and equipment for impairment whenever events or changes in circumstances have indicated that the carrying amount of property, plant and equipment might not be recoverable. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets for purposes of assessing recoverability. Recoverability generally is determined by comparing the carrying value of the asset to the expected undiscounted future cash flows of the asset. If the carrying value of the asset is not recoverable, the amount of impairment loss is measured as the excess, if any, of the carrying value of the asset over its estimated fair value.

Fair Value of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Hierarchy Levels 1, 2 and 3 are terms for the priority of inputs to valuation techniques used to measure fair value. Hierarchy Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Hierarchy Level 2 inputs are inputs other than quoted prices included within Level 1 that are directly or indirectly observable for the asset or liability. Hierarchy Level 3 inputs are inputs that are not observable in the market.  In determining fair value, we use observable market data when available, or models that incorporate observable market data. In addition to market information, we incorporate transaction-specific details that, in management’s judgment, market participants would take into account in measuring fair value.  We maximize the use of observable inputs and minimize our use of unobservable inputs in arriving at fair value estimates.  Recurring fair-value measurements are performed for available-for-sale securities as disclosed in Note 5 – Investment Securities.   The carrying amount of cash and cash equivalents and accounts payable reported on the Consolidated Balance Sheets approximates fair value due to their short-term maturities.

Net Loss Per Share

Net loss per share (“EPS”) is computed in accordance with GAAP. Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS reflects potential dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if the potential common shares had been issued and were dilutive. The dilutive effect of unvested stock and warrants is calculated using the treasury-stock method.  Basic and diluted EPS for all periods presented are the same since the effect of our outstanding warrants and unvested stock is anti-dilutive to our net loss per share, as disclosed in Note 9 – Net Loss Per Share.

Share-based Compensation

We recognize share-based compensation at fair value on the date of grant. The fair value is recognized as expense (net of any capitalization) over the requisite service period. For equity-classified share-based compensation awards (which include grants of stock and restricted stock to employees), compensation cost is recognized based on the grant-date fair value using the quoted market price of our common stock and not subsequently remeasured. The fair value is recognized as expense (net of any capitalization) using the straight-line basis for awards that vest based on service conditions and using the graded-vesting attribution method for awards that vest based on performance conditions. We estimate the service periods for performance awards utilizing a probability assessment based on when we expect to achieve the performance conditions. For liability classified share-based compensation awards (which include grants of stock and restricted stock to non-employees), compensation cost is initially recognized on the grant date using estimated payout levels. Compensation cost is subsequently adjusted quarterly to reflect the updated estimated payout levels based on the changes in our stock price.

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

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised, and it has different application dates for public and private companies.  Accordingly, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards adopted.

Note 3 — Merger

As discussed in Note 1 – Background and Basis of Presentation, one of our subsidiaries merged with and into NextDecade LLC on July 24, 2017. Immediately following the Merger, the pre-Merger members and management of NextDecade LLC held approximately 94%, or 98,490,409 shares, of our outstanding common stock. The pre-Merger members, management and consultants of NextDecade LLC also have the right to receive an additional 2,176,542 shares, 2,429,396 shares and 287,388 shares, respectively, (up to 19,573,304 shares in aggregate) of the Company’s common stock (“Additional Shares”) upon the achievement by us of each of the following milestones (the “Additional Share Milestones”):

•	Milestone 1 — We or one or more of our subsidiaries receive a Final Environment Impact Statement issued by the Federal Energy Regulatory Commission (“FERC”) by June 30, 2018.
•

Milestone 2 — The execution by us or one or more of our subsidiaries of a binding sale and purchase or tolling agreement (with customary conditions precedent) for the sale and purchase of, or the provision of tolling services with respect to, at least one million tons of LNG per annum by June 30, 2018.

•

Milestone 3 — The execution by us or one or more of our subsidiaries of an engineering procurement and construction contract, with customary conditions precedent, for the construction of the Terminal by December 31, 2018.

•	Milestone 4 — An affirmative vote of our board of directors to make a final investment decision for the Terminal or the Pipeline by June 30, 2019.

The Merger has been accounted for as a reverse acquisition and recapitalization, with NextDecade LLC being treated as the accounting acquirer. In connection with the completion of the Merger, approximately $26.8 million was released from our trust account to NextDecade LLC to be used for development activities.

Note 4 — Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,	December 31,
	2017	2016
Rio Grande LNG site option	$1,080	$495
Short-term security deposits	364	349
Galveston Bay Leases	100	—
Rio Bravo Pipeline options	111	86
Prepaid insurance	208	21
Other	236	145
Total prepaid expenses and other current assets	$2,099	$1,096

During each of the years ended December 31, 2017, 2016 and 2015, we recognized $584 thousand of lease option expense related to the Rio Grande LNG site option, which expires November 5, 2019.

Note 5 — Investment Securities

We maintain cash reserves in the Ultra-Short-Term Bond Fund and the Short-Term Bond Index Fund, which are managed by The Vanguard Group, Inc. The target investment allocation between the Ultra-Short-Term Bond Fund and the Short-Term Bond Index Fund are 75% and 25%, respectively. The Ultra-Short-Term Bond Fund has an average maturity of approximately one year, and approximately 42% of such fund’s holdings are AAA-rated, with 2% non-investment grade rated. The Short-Term Bond Index Fund has an average maturity of approximately three years, and approximately 70% of such fund’s holdings are AAA-rated, with 0% non-investment grade rated. Investment securities are classified as available-for-sale, recorded at fair value based on Level I inputs and consisted of the following (in thousands):

	December 31,		December 31,
	2017		2016
	Fair value	Cost	Fair value	Cost
Ultra-Short-Term Bond Fund	$3,811	$3,825	$3,760	$3,767
Short-Term Bond Index Fund	1,252	1,278	1,237	1,257
Total investments	$5,063	$5,103	$4,997	$5,024

Note 6 — Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	December 31,	December 31,
	2017	2016
Fixed Assets
Computers	$69	$42
Furniture, fixtures, and equipment	246	232
Leasehold improvements	264	264
Total fixed assets	579	538
Less: accumulated depreciation	(371)	(265)
Total fixed assets, net	208	273
Project Assets (not placed in service)
Rio Grande	62,866	48,087
Rio Bravo	10,152	7,873
Total project assets	73,018	55,960
Total property, plant and equipment, net	$73,226	$56,233

Depreciation expense for the years ended December 31, 2017, 2016, and 2015 was $106 thousand, $100 thousand, and $80 thousand, respectively.

In 2016, we abandoned certain development projects due to less favorable site characteristics relative to the Project.  As a result, we recognized impairment charges of $506 thousand associated with development activities related to the original Pelican Island site of $360 thousand and other noncore projects of $146 thousand.

Note 7 — Accrued Liabilities and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2017	2016
Employee compensation expense	$1,851	$1,535
Project asset costs	3,317	1,810
Accrued legal services	141	91
Other accrued liabilities	547	331
Total accrued liabilities and other current liabilities	$5,856	$3,767

Certain employee contracts provide for cash bonuses upon a positive FID in the Project, subject to approval by our board of directors. At December 31, 2017 and 2016, non-current compensation liabilities related to engineering staff were $0.7 million and $1.1 million, respectively, which were recognized as an addition to project assets. In addition, non-current compensation liabilities related to certain executive staff were $1.3  million and $1.6 million as of December 31, 2017, and December 31, 2016, respectively.

Note 8 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1.0 million shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.  At December 31, 2017, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 480.0 million shares of common stock with a par value of $0.0001 per share.  At December 31, 2017, 106.3 million shares of common stock were issued and outstanding.

Redeemable Warrants

At December 31, 2017, the Company had 12.1 million common stock warrants (“Warrants”) issued and outstanding.  The Warrants are exercisable at a price of $11.50 per share and expire July 24, 2022.  The Company may redeem the Warrants at a price of $0.01 per Warrant upon 30 days’ notice, only if the last sale price of our common stock is at least $17.50 per share for any 20 trading days within a 30-trading day period ending on the third day prior to the date on which notice of redemption is given.  If the Company redeems the Warrants as described above, the Company will have the option to do so on a cashless basis.  As of December 31, 2017, no warrants have been exercised.

Note 9 — Net Loss Per Share

The following table (in thousands, except for loss per share) reconciles basic and diluted weighted average common shares outstanding for the years ended December 31, 2017, 2016 and 2015:

	Year ended
	December 31,
	2017	2016	2015
Weighted average common shares outstanding:
Basic	100,926	95,680	55,226
Dilutive unvested common stock and common stock warrants	—	—	—
Diluted	100,926	95,680	55,226
		—	—
Basic and diluted net loss per share	$(0.35)	$(0.09)	$(0.14)

Potentially dilutive securities that were not included in the diluted net loss per share computations because their effect would have been anti-dilutive were as follows (in thousands):

	Year ended
	December 31,
	2017	2016	2015
Unvested stock (1)	258	—	—
Common Stock Warrants	12,082	12,059	12,059
Total dilutive common shares	12,340	12,059	12,059

(1)	Does not include 25.7 million shares of unvested stock for the year ended December 31, 2017 because the performance conditions had not yet been satisfied as of December 31, 2017.

Note 10 — Share-based Compensation

As discussed in Note 3 – Merger, the stockholders of the Company approved the issuance of Additional Shares upon the achievement of the Additional Share Milestones.  In aggregate, 2,429,396 shares and 287,388 Additional Shares will be awarded to management and consultants, respectively, upon the achievement of the Additional Share Milestones.

In addition, in connection with the Merger, the stockholders of the Company also approved the issuance of restricted shares of our common stock to certain employees and consultants (“Restricted Shares”) in an amount based on the number of shares of common stock outstanding at the time of achieving each of the following milestones.  In aggregate, we estimate that total Restricted Shares to be issued and to vest upon achievement of the milestones below to employees and consultants are 3,832,682 shares and 1,453,776 shares, respectively, with vesting percentage by milestone as follows:

•	Milestone 1 — 6.25% upon the execution by the Company of a final agreement with an engineering, procurement and construction contractor for an LNG facility.
•

Milestone 2 — 25.00% upon the execution of one or more binding LNG sale and purchase or tolling agreements, with customary conditions precedent, providing for an aggregate of at least 3.825 million tons per annum.

•	Milestone 3 — 68.75% upon reaching a positive final investment decision for the Terminal.

On December 15, 2017, the Company’s stockholders approved the 2017 Omnibus Incentive Plan (the “2017 Plan”) and the 2017 Plan became effective by its terms on such date.  A total of 5,262,461 shares are reserved for issuance under the 2017 Plan.

Total share-based compensation consisted of the following (in thousands):

	Year ended
	December 31,
	2017	2016	2015
Share-based compensation:
Equity awards	$19,754	$—	$—
Liability awards	4,402	—	—
Total share-based compensation	24,156	—	—
Capitalized share-based compensation	(1,463)	—	—
Total share-based compensation expense	$22,693	$—	$—

The total unrecognized compensation costs at December 31, 2017 relating to equity-classified awards and liability-classified awards were $48.5 million and $9.6 million, respectively, which are expected to be recognized over a weighted average period of 1.2 years.

The Additional Shares, Restricted Shares, and shares granted under the 2017 Plan represent restricted stock awards.  Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the recipient terminates employment with the Company prior to the lapse of the restrictions.  Restricted stock awards vest based on service conditions and/or performance conditions.  The amortization of the value of restricted stock grants is accounted for as a charge to compensation expense, or capitalized, depending on the nature of the services provided by the employee, with a corresponding increase to additional-paid-in-capital over the requisite service period.

Grants of restricted stock to employees and non-employee directors that vest based on service and/or performance conditions are measured at the closing quoted market price of our common stock on the grant date.  For restricted stock awards granted to non-employees that vest based on service and/or performance conditions, we record compensation cost equal to the fair value of the award at the measurement date, which is determined to be the earlier of the performance commitment date or the service completion date.  In addition, compensation cost for unvested restricted stock awards to non-employees is adjusted quarterly for any changes in our stock price.

The table below provides a summary of our restricted stock outstanding as of December 31, 2017 and changes during the year ended December 31, 2017 (in thousands, except for per share information):

	Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at January 1, 2017	—	$—
Granted	9,104	10.15
Vested	—	—
Forfeited	—	—
Non-vested at December 31, 2017	9,104	$10.15

Note 11 — Income Taxes

As discussed in Note – 1 Background and Basis of Presentation,  the Merger was accounted for as a reverse acquisition and recapitalization, with NextDecade LLC being treated as the accounting acquirer. As such, the historical Consolidated Financial Statements as of December 31, 2016 and 2015, relate to NextDecade LLC and its subsidiaries.

We are a C-Corporation and subject to income taxes in the U.S.  NextDecade LLC is a limited liability company that was not subject to income taxes during the years ended December 31, 2017, 2016 and 2015, since it was a pass-through entity for tax purposes.  As such, the income tax provision for the year ended December 31, 2017 represents the period from July 25, 2017 through December 31, 2017.

Due to our cumulative loss position, we have established a full valuation allowance against our deferred tax assets at December 31, 2017. Due to NextDecade LLC’s previous pass-through status and our full valuation allowance, we have not recorded a provision for federal or state income taxes during the years ended December 31, 2017, 2016 or 2015.

The reconciliation of the federal statutory income tax rate to our effective income tax rate for the year ended December 31, 2017 is as follows:

U.S. federal statutory rate, beginning of year	35%
NextDecade LLC pre-merger net loss	(5)
Officers' compensation	(12)
Effect of 2017 Tax Act	(7)
Valuation allowance	(11)
Effective tax rate as reported	—%

Significant components of our deferred tax assets and liabilities at December 31, 2017 are as follows (in thousands):

Deferred tax assets
Net operating loss carryforwards and credits	$1,694
Share-based compensation expense	2,203
Other	14
Less: valuation allowance	(3,911)
Total deferred tax assets	—

Deferred tax liabilities
Total deferred tax liabilities	—

Net deferred tax assets (liabilities)	$—

The federal deferred tax assets presented above do not include the state tax benefits as our net deferred state tax assets are offset with a full valuation allowance.

At December 31, 2017, we had federal net operating loss (“NOL”) carryforwards of approximately $8.1 million. These NOL carryforwards will expire between 2034 and 2037.

Due to our history of NOLs, current year NOLs and significant risk factors related to our ability to generate taxable income, we have established a valuation allowance to offset our deferred tax assets as of December 31, 2017 and 2016. We will continue to evaluate our ability to release the valuation allowance in the future. The increase in the valuation allowance was $3.6 million for the year ended December 31, 2017. Deferred tax assets and deferred tax liabilities are classified as non-current in our Consolidated Balance Sheets.

The Tax Reform Act of 1986 (as amended) contains provisions that limit the utilization of NOL and tax credit carry forwards if there has been a change in ownership as described in Section 382 of the Internal Revenue Code (“Section 382”).  Due to the Company’s initial public offering in 2015 and the Merger in 2017, substantial changes in the Company's ownership have occurred that may limit or reduce the amount of NOL carry forwards that the Company could utilize in the future to offset taxable income. The Company has not completed a detailed Section 382 study at this time to determine what impact, if any, that ownership changes may have had on its NOL carry forwards.  In each period since its inception, the Company has recorded a valuation allowance for the full amount of its deferred tax assets, as the realization of the deferred tax asset is uncertain. As a result, the Company has not recognized any federal or state income tax benefit in its Consolidated Statement of Operations and Comprehensive Loss.

We remain subject to periodic audits and reviews by taxing authorities; however, we do not expect these audits will have a material effect on our tax provision. The federal tax returns for the years beginning 2014 remain open for examination.

The Tax Cuts and Jobs Act (“2017 Tax Act”), which was signed into law on December 22, 2017, has resulted in significant changes to the U.S. corporate income tax system. These changes include a federal statutory rate reduction from 35% to 21%, the elimination or reduction of certain domestic deductions and credits and limitations on the deductibility of interest expense and executive compensation for domestic companies. These changes are effective beginning in 2018.

Changes in tax rates and tax laws are accounted for in the period of enactment. Our deferred tax assets and liabilities are measured at the enacted tax rate expected to apply when these temporary differences are expected to be realized or settled. As a result of the 2017 Tax Act, we remeasured our December 31, 2017 deferred tax assets and liabilities.  The result of the remeasurement was a $2.6 million reduction to our net deferred tax assets offset completely by a reduction in our valuation allowance.

Note 12 — Commitments and Contingencies

Operating Leases

During the years ended December 31, 2017, 2016 and 2015, we recognized expense for all operating leases of $728 thousand, $245 thousand and $234 thousand, respectively, related primarily to office space and site leases.

NextDecade currently leases approximately 8,300 square feet of office space for general and administrative purposes in The Woodlands, Texas under an amended lease agreement that expires on September 30, 2018.

In January 2017, NextDecade LLC executed surface lease agreements with the City of Texas City and the State of Texas for a 994‑acre site for the Galveston Bay Terminal (collectively, the “Galveston Bay Leases”). The term of the Galveston Bay Leases is 36 months with an option to extend for an additional 12 months.  NextDecade LLC has the right to terminate the Galveston Bay Leases with a $50 thousand termination payment to each lessor.

In March 2017, NextDecade LLC executed a lease agreement with the Brownsville Navigation District for a ten -acre tract subsumed within the site for the Terminal (the “Brownsville Lease”). The Brownsville Lease has an eight-month primary term with the option to renew such lease for six additional six-month terms.  On October 10, 2017, NextDecade LLC exercised its option to renew the Brownsville Lease for an additional six-month term, which expires May 5, 2018.  NextDecade LLC has the right to terminate the Brownsville Lease at the end of any six-month term at no additional cost.

Future annual minimum lease payments, for all operating leases are as follows (in thousands):

Years ending December 31,	Operating Leases (1)
2018	$661
2019	561
2020	630
2021	—
2022	—
Thereafter	—
Total	$1,852

(1)	Includes certain lease option renewals that are reasonably assured.

Legal Proceedings

From time to time the Company may be subject to various claims and legal actions that arise in the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for liabilities we deem probable and estimable.  We are not currently a party to any proceeding, the adverse outcome of which would have a material adverse effect on our financial position or results of operations.

Note 13 — Recent Accounting Pronouncements

The following table provides a brief description of recent accounting standards that have not been adopted by the Company as of December 31, 2017:

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

ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities

This standard principally affects accounting standards for equity investments, financial liabilities where the fair value option has been elected, and the presentation and disclosure requirements for financial instruments. Upon the effective date of the new standards, all equity investments in unconsolidated entities, other than those accounted for using the equity method of accounting, will generally be measured at fair value through earnings. There will no longer be an available-for-sale classification and therefore, no changes in fair value will be reported in other comprehensive income (loss) for equity securities with readily determinable fair values.

	January 1, 2018	The adoption of this standard will not have a material impact on our Consolidated Financial Statements or related disclosures.

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

Upon the adoption of this standard, our Consolidated Statements of Cash Flows reconciles the balance of total cash and restricted cash from the beginning of the period to the end of the period, which resulted in an increase of $17 million and a decrease of $17 million to previously reported cash flows used in investing activities for the years ended December 31, 2016 and 2015, respectively.

Note 14 — Subsequent Events

Issuance of Equity Awards under the 2017 Plan

In January 2018, an aggregate of 0.1 million fully-vested common stock awards and 2.1 million restricted common stock awards were issued to employees, consultants and a non-employee director of the Company under the 2017 Plan.

NextDecade Corporation and Subsidiaries

Supplemental Information to Consolidated Financial Statements

Summarized Quarterly Financial Data

(unaudited)

Summarized Quarterly Financial Data – (in thousands, except per share amounts)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended December 31, 2017:
Revenues	$—	$—	$—	$—
Total operating loss	(2,417)	(2,496)	(14,290)	(16,435)
Net loss	(2,388)	(2,453)	(14,157)	(16,328)
Basic and diluted loss per share (1)	(0.02)	(0.03)	(0.14)	(0.15)

Year ended December 31, 2016:
Revenues	$—	$—	$—	$—
Total operating loss	(2,305)	(1,858)	(2,061)	(2,278)
Net loss	(2,303)	(1,857)	(2,049)	(2,230)
Basic and diluted loss per share (1)	(0.02)	(0.02)	(0.02)	(0.02)

(1)

The sum of the quarterly basic and diluted loss per share may not equal the full year amount as the computation of the weighted average common shares outstanding for basic and diluted shares outstanding for each quarter and the full year are performed independently.

Item 9. Changes in and Disagreements with Accountants

None.

Item 9A. Controls and Procedures

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of “our disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal year ended December 31, 2017. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2017, our disclosure controls and procedures were effective.

Management’s Report on Internal Controls Over Financial Reporting

As management, we are responsible for establishing and maintaining adequate internal control over financial reporting for NextDecade Corporation and its subsidiaries (“NextDecade”). In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, we have conducted an assessment, including testing using the criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). NextDecade’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and, even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation.

Based on our assessment, we have concluded that NextDecade maintained effective internal control over financial reporting as of December 31, 2017, based on criteria in Internal Control—Integrated Framework (2013) issued by the COSO.

The JOBS Act permits an emerging growth company such as us to take advantage of specified reduced reporting and other requirements that are otherwise generally applicable to public companies.  Among these provisions is an exemption from the auditor attestation requirement under Section 404 of the Sarbanes-Oxley Act of 2002 in the assessment of the emerging growth company’s internal control over financial reporting.  We have elected to rely on this exemption and are not providing such an attestation from our auditors.

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

Item 9B.   Other Information

None.

Part III

Pursuant to paragraph 3 of General Instruction G to Form 10-K, the information required by Items 10 through 14 of Part III of this Report is incorporated by reference from NextDecade’s definitive proxy statement, which is to be filed pursuant to Regulation 14A within 120 days after the end of NextDecade’s fiscal year ended December 31, 2017.

Part IV

Item 15.   Exhibits and Financial Statement Schedules

(a)	Financial Statements, Schedules and Exhibits
(1)	Financial Statements – NextDecade Corporation and Subsidiaries:

(2)	Financial Statement Schedules:

None

(3)	Exhibits:
Exhibit No.	Description
2.1(1)

Agreement and Plan of Merger, dated as of April 17, 2017, by and among Harmony Merger Corp., Harmony Merger Sub, LLC, York Credit Opportunities Investments Master Fund, L.P., York Multi-Strategy Master Fund, L.P., York Select Master Fund, L.P., York Global Finance 43, LLC, Valinor Management, L.P., Valinor Capital Partners SPV XXI, LLC, Halcyon Capital Management LP, Halcyon Energy, Power, and Infrastructure Capital Fund Offshore LLC, Halcyon Energy, Power, and Infrastructure Capital Holdings Offshore LLC, Halcyon Energy, Power, and Infrastructure Capital Fund LP, and NextDecade, LLC

3.1(2)	Second Amended and Restated Certificate of Incorporation of NextDecade Corporation, dated July 24, 2017
3.2(3)	Amended and Restated Bylaws of NextDecade Corporation, dated July 24, 2017
4.1(4)	Specimen Common Share Certificate
4.2(5)	Specimen Unit Certificate
4.3(6)	Specimen Warrant Certificate
4.4(7)	Form of Warrant Agreement between Harmony Merger Corp. and Continental Stock Transfer & Trust Company
10.1(8)

Agreement and Plan of Reorganization, dated as of January 7, 2017, by and among Harmony Merger Corp., Harmony Merger Sub (Canada) Inc., Customer Acquisition Network (Canada) Inc. and the Shareholders of Customer Acquisition Network (Canada) Inc.

10.2(9)	Promissory Note issued to Eric Rosenfeld on November 21, 2016
10.3(10)	Form of Harmony Voting Agreement
10.4(11)	Form of Member Support Agreement
10.5(12)	Indemnity Escrow Agreement
10.6(13)	Registration Rights Agreement
10.7(14)	Form of Lock-Up Agreement
10.8(15)†	Employment Agreement of Kathleen Eisbrenner, dated May 20, 2015
10.9(16)†	Letter Agreement with Kathleen Eisbrenner, dated April 17, 2017
10.10(17)†	Letter Agreement with Kathleen Eisbrenner, dated November 13, 2015
10.11(18)†	Employment Agreement, dated September 8, 2017, between NextDecade Corporation and Matthew K. Schatzman
10.12(19)†	Form of Restricted Stock Award Agreement for Non-Executive Employees and Contractors
21.1*	Subsidiaries of the Company
23.1*	Consent of Marcum LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

(1)	Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, filed April 18, 2017.
(2)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed July 28, 2017.
(3)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed July 28, 2017.
(4)	Incorporated by reference to Exhibit 4.2 of the Amendment No. 2 to the Registrant’s Registration Statement on Form S-1, filed October 10, 2014.
(5)	Incorporated by reference to Exhibit 4.1 of the Amendment No. 7 to the Registrant’s Registration Statement on Form S-1, filed March 13, 2015.
(6)	Incorporated by reference to Exhibit 4.3 of the Amendment No. 7 to the Registrant’s Registration Statement on Form S-1, filed March 13, 2015.
(7)	Incorporated by reference to Exhibit 4.4 of the Amendment No. 7 to the Registrant’s Registration Statement on Form S-1, filed March 13, 2015.
(8)	Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, filed January 9, 2017.
(9)	Incorporated by reference to Exhibit 10.13 of the Registrant’s Annual Report on Form 10-K, filed March 10, 2017.
(10)	Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, filed April 18, 2017.
(11)	Incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K, filed April 18, 2017.
(12)	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8‑K, filed July 28, 2017.
(13)	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8‑K, filed July 28, 2017.
(14)	Incorporated by reference to Exhibit 10.3 of the Company’s Form 8‑K, filed July 28, 2017.
(15)	Incorporated by reference to Exhibit 10.4 of the Company’s Form 8‑K, filed July 28, 2017.
(16)	Incorporated by reference to Exhibit 10.5 of the Company’s Form 8‑K, filed July 28, 2017.
(17)	Incorporated by reference to Exhibit 10.6 of the Company’s Form 8‑K, filed July 28, 2017.
(18)	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8‑K, filed September 11, 2017.
(19)	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8‑K, filed December 20, 2017.

†     Indicates management contract or compensatory plan.

*     Filed herewith.

**   Furnished herewith.

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NextDecade Corporation
(Registrant)

By:	/s/ Matthew K. Schatzman
Matthew K. Schatzman
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 8, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew K. Schatzman	President and Chief Executive Officer and Director	March 8, 2018
Matthew K. Schatzman	(Principal Executive Officer)

/s/ Benjamin A. Atkins	Chief Financial Officer	March 8, 2018
Benjamin A. Atkins	(Principal Financial Officer)

/s/ Eric Garcia	Chief Accounting Officer	March 8, 2018
Eric Garcia	(Principal Accounting Officer)

/s/ Kathleen Eisbrenner	Chairman of the Board	March 8, 2018
Kathleen Eisbrenner

/s/ Brian Belke	Director	March 8, 2018
Brian Belke

/s/ Matthew Bonanno	Director	March 8, 2018
Matthew Bonanno

/s/ David Gallo	Director	March 8, 2018
David Gallo

/s/ Avinash Kripalani	Director	March 8, 2018
Avinash Kripalani

/s/ David Magid	Director	March 8, 2018
David Magid

/s/ Eric S. Rosenfeld	Director	March 8, 2018
Eric S. Rosenfeld

/s/ David D. Sgro	Director	March 8, 2018
David D. Sgro

/s/ Rene van Vliet	Director	March 8, 2018
Rene van Vliet

/s/ William Vrattos	Director	March 8, 2018
William Vrattos

/s/ Spencer Wells	Director	March 8, 2018
Spencer Wells