Form 10-Q
period 2018-03-31
NextDecade Corp.
filed 2018-05-09
CIK 1612720

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 7, 2018, the issuer had 106,397,702 shares of common stock outstanding.

NEXTDECADE CORPORATION

FORM 10‑Q FOR THE QUARTER ENDED MARCH 31, 2018

Organizational Structure

The following diagram depicts our abbreviated organizational structure as of March 31, 2018 with references to the names of certain entities discussed in this Quarterly Report on Form 10-Q.

Unless the context requires otherwise, references to “NextDecade,” the “Company,” “we,” “us” and “our” refer to NextDecade Corporation (NASDAQ: NEXT) and its consolidated subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NextDecade Corporation

Consolidated Balance Sheets

(in thousands, except share data)

	March 31,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$24,705	$35,703
Investments	5,065	5,063
Prepaid expenses and other current assets	2,282	2,099
Total current assets	32,052	42,865
Property, plant and equipment, net	79,364	73,226
Total assets	$111,416	$116,091

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$247	$726
Share-based compensation liability	1,949	1,815
Accrued liabilities and other current liabilities	5,469	5,856
Total current liabilities	7,665	8,397
Non-current compensation liabilities	1,000	2,015
Non-current share-based compensation liability	3,419	2,587
Total liabilities	12,084	12,999
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value, 1.0 million shares authorized, none issued	—	—
Common stock, $0.0001 par value Authorized: 480.0 million shares at March 31, 2018 and December 31, 2017 Issued and outstanding: 106.4 million shares and 106.3 million shares at March 31, 2018 and December 31, 2017, respectively	11	11
Additional paid-in-capital	171,178	158,738
Accumulated deficit	(71,857)	(55,617)
Accumulated other comprehensive loss	—	(40)
Total stockholders’ equity	99,332	103,092
Total liabilities and stockholders’ equity	$111,416	$116,091

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2018	2017
Operations
Revenues	$—	$—
Operating Expenses
General and administrative expenses	16,001	2,155
Land option and lease expenses	250	236
Depreciation expense	29	26
Total operating expenses	16,280	2,417
Total operating loss	(16,280)	(2,417)
Other income (expense)
Interest income, net	122	37
Other expense	(42)	(8)
Total other income	80	29
Net loss	$(16,200)	$(2,388)

Net loss per common share - basic and diluted	$(0.15)	$(0.02)

Weighted average shares outstanding - basic and diluted	106,388	95,689

Comprehensive Loss
Net loss	$(16,200)	$(2,388)
Other comprehensive loss:
Change in fair value of investments	—	5
Comprehensive loss	$(16,200)	$(2,383)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation

Consolidated Statement of Stockholders’ Equity

(in thousands)

(unaudited)

	Common Stock				Accumulated
		Par	Additional		Other	Total
		Value	Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2017	106,275	$11	$158,738	$(55,617)	$(40)	$103,092
Share-based compensation	—	—	12,440	—	—	12,440
Restricted stock vesting	123	—	—	—	—	—
Adoption of ASU 2016-01	—	—	—	(40)	40	—
Net loss	—	—	—	(16,200)	—	(16,200)
Balance at March 31, 2018	106,398	$11	$171,178	$(71,857)	$—	$99,332

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2018	2017
Operating activities:
Net loss	$(16,200)	$(2,388)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	29	26
Share-based compensation expense	12,234	—
Loss on investment securities	22	—
Changes in operating assets and liabilities:
Prepaid expenses and other currents assets	(183)	(1,351)
Accounts payable	(156)	235
Accrued expenses and other liabilities	(1,543)	161
Net cash used in operating activities	(5,797)	(3,317)
Investing activities:
Acquisition of property, plant and equipment	(5,177)	(3,382)
Issuance of note receivable	—	(115)
Investments	(24)	(16)
Net cash used in investing activities	(5,201)	(3,513)
Financing activities:
Proceeds from equity issuance	—	100
Net cash provided by financing activities	—	100
Net decrease in cash and cash equivalents	(10,998)	(6,730)
Cash and cash equivalents – beginning of period	35,703	12,524
Cash and cash equivalents – end of period	$24,705	$5,794

Non-cash investing activities:
Accounts payable for acquisition of property, plant and equipment	$175	$352
Accrued liabilities for acquisition of property, plant and equipment	4,471	3,182
Accrued liability for deferred financing cost	—	891

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation

Notes to Consolidated Financial Statements

(unaudited)

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Rule 10‑01 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2017. In our opinion, all adjustments, consisting only of normal recurring items, which are considered necessary for a fair presentation of the unaudited consolidated financial statements, have been included.  The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operating results for the full year.

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

Note 2 — Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Rio Grande LNG site option	$921	$1,080
Short-term security deposits	367	364
Galveston Bay leases	125	100
Rio Bravo Pipeline options	97	111
Prepaid insurance	167	208
Prepaid marketing and sponsorships	353	55
Other	252	181
Total prepaid expenses and other current assets	$2,282	$2,099

Note 3 — Investment Securities

The Company maintains cash reserves in the Ultra-Short-Term Bond Fund and the Short-Term Bond Index Fund, which are managed by The Vanguard Group, Inc. The target investment allocation between the Ultra-Short-Term Bond Fund and the Short-Term Bond Index Fund are 75% and 25%, respectively. The Ultra-Short-Term Bond Fund has an average maturity of approximately one year, and approximately  43% of such fund’s holdings are AAA-rated, with 1%  non-investment grade rated. The Short-Term Bond Index Fund has an average maturity of approximately three years, and 70% of such fund’s holdings are AAA-rated, with  0% non-investment grade rated. Investment securities consisted of the following (in thousands):

	March 31,		December 31,
	2018		2017
	Fair value	Cost	Fair value	Cost
Ultra-Short-Term Bond Fund	$3,819	$3,842	$3,811	$3,825
Short-Term Bond Index Fund	1,246	1,284	1,252	1,278
Total investments	$5,065	$5,126	$5,063	$5,103

Note 4 — Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Fixed Assets
Computers	$82	$69
Furniture, fixtures, and equipment	257	246
Leasehold improvements	266	264
Total fixed assets	605	579
Less: accumulated depreciation	(400)	(371)
Total fixed assets, net	205	208
Project Assets (not placed in service)
Rio Grande	68,591	62,866
Rio Bravo	10,568	10,152
Total project assets	79,159	73,018
Total property, plant and equipment, net	$79,364	$73,226

Depreciation expense for the three months ended March 31, 2018 and 2017 was $29 thousand and $26 thousand, respectively.

Note 5 — Accrued Liabilities and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Employee compensation expense	$651	$1,851
Project asset costs	4,471	3,317
Accrued legal services	75	141
Other accrued liabilities	272	547
Total accrued liabilities and other current liabilities	$5,469	$5,856

Note 6 — Net Loss Per Share

The following table (in thousands, except for loss per share) reconciles basic and diluted weighted average common shares outstanding for the three months ended March 31, 2018 and 2017:

	Three months ended
	March 31,
	2018	2017
Weighted average common shares outstanding:
Basic	106,388	95,689
Dilutive unvested common stock and common stock warrants	—	—
Diluted	106,388	95,689

Basic and diluted net loss per share	$(0.15)	$(0.02)

Potentially dilutive securities not included in the diluted net loss per share computations because their effect would have been anti-dilutive were as follows (in thousands):

	Three months ended
	March 31,
	2018	2017
Unvested stock (1)	464	—
Common stock warrants	12,082	12,059
Total dilutive common shares	12,546	12,059

(1)	Does not include 26.4 million shares and zero shares for the three months ended March 31, 2018 and 2017, respectively, of unvested stock because the performance conditions had not yet been satisfied.

Note 7 — Share-based Compensation

 We have granted shares of Company common stock and restricted stock to employees, consultants and a non-employee director under the 2017 Omnibus Incentive Plan (the “2017 Plan”) and in connection with the special of meeting of stockholders on July 24, 2017.

In January 2018, our Nominating, Governance, and Compensation Committee of our Board of Directors (the “NCGC Committee”) granted 0.1 million fully-vested shares of Company common stock and 2.1 million shares of restricted common stock awards (the “Restricted Stock Awards”) to employees, consultants and a non-employee director of the Company under the 2017 Plan.  The Restricted Stock Awards are comprised of (i) approximately 1.7 million shares of restricted common stock that vest upon the achievement of certain Company milestones (the “Company Milestones”) and (ii) approximately 0.4 million shares of restricted common stock that vest ratably over a three-year service period.  The Company Milestones consist of (i) the execution of an engineering, procurement and construction contract, (ii) the execution of binding LNG sale and purchase or tolling agreements for aggregate 3.825 million tons per annum, (iii) the receipt of a final environmental impact statement issued by the Federal Energy Regulatory Commission, and (iv) reaching a positive final investment decision in the Project.

Total share-based compensation consisted of the following (in thousands):

	Three months ended
	March 31,
	2018	2017
Share-based compensation:
Equity awards	$12,440	$—
Liability awards	(47)	—
Total share-based compensation	12,393	—
Capitalized share-based compensation	(159)	—
Total share-based compensation expense	$12,234	$—

Certain employee contracts provided for cash bonuses upon a positive FID in the Project (the “FID bonus”).  In January 2018, the NCGC Committee approved, and certain employees party to such contracts accepted, an amendment to such contracts whereby the FID bonuses would be settled in shares of Company common stock equal to 110% of the FID bonus.  The associated liability for FID bonuses to be settled in shares of common stock of $1.0 million is included in non-current share-based compensation liabilities in our Consolidated Balance Sheets at March 31, 2018.

Note 8 — Income Taxes

Due to our cumulative loss position, we have established a full valuation allowance against our deferred tax assets at March 31, 2018 and December 31, 2017. Due to NextDecade LLC’s previous pass-through status and our full valuation allowance, we have not recorded a provision for federal or state income taxes during the three months ended March 31, 2018 and 2017.

Note 9 — Commitments and Contingencies

Legal Proceedings

From time to time the Company may be subject to various claims and legal actions that arise in the ordinary course of business. As of March 31, 2018, management is not aware of any claims or legal actions that, separately or in the aggregate, are likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows, although the Company cannot guarantee that a material adverse event may not occur.

Note 10 — Recent Accounting Pronouncements

The following table provides a brief description of recent accounting standards that have not been adopted by the Company as of March 31, 2018:

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

January 1, 2019

We continue to evaluate the effect of this standard on our Consolidated Financial Statements. Preliminarily, we anticipate a material impact from the requirement to recognize all leases upon our Consolidated Balance Sheets and no impact to cash flows. Because this assessment is preliminary and the accounting for leases is subject to significant judgment, this conclusion could change as we finalize our assessment. We have not yet determined the impact of the adoption of this standard upon our results of operations, whether we will elect to early adopt this standard or which, if any, practical expedients we will elect upon transition.

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
Accounting Standards Update (ASU) 2014‑09, Revenue from Contracts with Customers (Topic 606), and subsequent amendments thereto

This standard amends existing revenue recognition guidance and requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard may be early adopted beginning January 1, 2017. We elected to adopt this standard using a full retrospective approach.

		January 1, 2018	The adoption of this new standard did not affect the amounts shown in our Consolidated Financial Statements or related disclosures as the Company has no revenues.
ASU 2017‑04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

This standard simplifies the measurement of goodwill impairment by eliminating the requirement for an entity to perform a hypothetical purchase price allocation. An entity will instead measure the impairment as the difference between the carrying amount and the fair value of the reporting unit. This standard may be early adopted beginning January 1, 2017 and must be adopted prospectively.

		January 1, 2018	The adoption of this standard did not have a material impact on our Consolidated Financial Statements or related disclosures.

ASU 2016‑16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory

This standard requires the immediate recognition of the tax consequences of intercompany asset transfers other than inventory. This standard may be early adopted, but only at the beginning of an annual period, and must be adopted using a modified retrospective approach.

	January 1, 2018	The adoption of this standard did not have a material impact on our Consolidated Financial Statements or related disclosures.
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

	January 1, 2018	Upon the adoption of this standard, we made a cumulative effect adjustment of $40 thousand to accumulated deficit for unrealized losses on our available-for-sale investment securities.

Note 11 – Subsequent Events

As previously disclosed, the Company recently commenced a private offering of Series A Convertible Preferred Stock (the “Convertible Preferred Stock”), which include associated warrants (the “Convertible Preferred Equity Offering”).  In connection with the Convertible Preferred Equity Offering, on April 11, 2018, we entered into backstop commitment agreements (the “Backstop Agreements”) with accounts managed by (i) York Capital Management Global Advisors LLC and its affiliates (the “York Group”), (ii) Valinor and its affiliates (the “Valinor Group”), and (iii) Halcyon and its affiliates (the “Halcyon Group”) pursuant to which the York Group, the Valinor Group, and the Halcyon Group (each a “Backstop Party”) each agreed to purchase, at our election, up to approximately $23.2 million, $8.0 million and $3.8 million, respectively, in shares of Convertible Preferred Stock, which include associated warrants. Such warrants represent the right to acquire in the aggregate 50 basis points (0.50%) of the fully diluted shares of all outstanding Company common stock on the exercise date with a strike price of $0.01 per share.

In exchange for each Backstop Party’s commitment under its Backstop Agreement, we agreed to issue to such Backstop Party, or its designated affiliates, additional shares of Company common stock ranging from approximately 219 thousand shares of Company common stock up to approximately 328 thousand shares of Company common stock in aggregate, dependent on the timing of closing of the Convertible Preferred Equity Offering.

In addition, we agreed to pay the Backstop Parties a fee (the “Drawdown Fee”) equal to two and three quarters percent (2.75%) of the portion of the backstop amounts drawn on by us.  The Drawdown Fee will be paid in additional shares of Company common stock up to approximately 200 thousand shares of Company common stock in aggregate.

We also agreed to indemnify each Backstop Party under certain circumstances for losses arising out of or in connection with its Backstop Agreement, the definitive documentation related to the Convertible Preferred Equity Offering, or the transactions contemplated thereby.  The Backstop Parties have the right to terminate the Backstop Agreements under certain circumstances, including if the closing of the Convertible Preferred Equity Offering does not occur on or before August 9, 2018, unless extended by the mutual consent of the parties.

There can be no assurance that the Company will be successful in raising capital at all or on terms acceptable to the Company. The Company has not yet sold any shares of Convertible Preferred Stock, which include associated warrants, in the Convertible Preferred Equity Offering.

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

Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ from those expressed in our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements are subject to change and inherent risks and uncertainties, including those described in the section entitled “Risk Factors” in our most recent Annual Report on Form 10-K. You should consider our forward-looking statements in light of a number of factors that may cause actual results to vary from our forward-looking statements including, but not limited to:

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
• compliance with environmental laws and regulations; and

• the result of financing efforts, including our recently commenced private offering of Series A Convertible Preferred Stock (the “Convertible Preferred Stock”), which include associated warrants (the “Convertible Preferred Equity Offering”).

You should not rely upon forward-looking statements as predictions of future events. In addition, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements.

Please read “Risk Factors” contained in the our most recent Annual Report on Form 10-K as well as other filings we have made and will make with the Securities and Exchange Commission (the “SEC”) for a more complete discussion of the risks and uncertainties mentioned above and for a discussion of other risks and uncertainties. All forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements as well as others made in our most recent Annual Report on Form 10-K as well as other filings we have made and will make with the SEC and our public communications. You should evaluate all forward-looking statements made by us in the context of these risks and uncertainties. Note that forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by applicable law, we do not undertake any obligation to publicly correct or update any forward-looking statement.

Overview

We are a LNG development company focused on LNG export projects and associated pipelines in the State of Texas. We have focused and continue to focus our development activities on the Project.  We believe we maintain key competitive advantages involving engineering, commercial, and gas supply considerations. We submitted a pre-filing request for the Project to the Federal Energy Regulatory Commission (“FERC”) in March 2015 and filed a formal application with the FERC in May 2016. We also believe we have robust commercial offtake and gas supply strategies in place and we estimate that the Project will commence commercial operations as early as 2023.

Unless the context requires otherwise, references to “NextDecade,” “the Company,” “we,” “us,” and “our” refer to NextDecade Corporation and its consolidated subsidiaries.

Recent Developments

Backstop Agreements

As previously disclosed, the Company recently commenced the Convertible Preferred Equity Offering.  In connection with the Convertible Preferred Equity Offering, on April 11, 2018, we entered into backstop commitment agreements (the “Backstop Agreements”) with accounts managed by (i) York Capital Management Global Advisors LLC and its affiliates (the “York Group”), (ii) Valinor and its affiliates (the “Valinor Group”), and (iii) Halcyon and its affiliates (the “Halcyon Group”) pursuant to which the York Group, the Valinor Group, and the Halcyon Group (each a “Backstop Party”) each agreed to purchase, at our election, up to approximately $23.2 million, $8.0 million and $3.8 million, respectively, in shares of Convertible Preferred Stock, which include associated warrants. Such warrants represent the right to acquire in the aggregate 50 basis points (0.50%) of the fully diluted shares of all outstanding Company common stock on the exercise date with a strike price of $0.01 per share.

In exchange for each Backstop Party’s commitment under its Backstop Agreement, we agreed to issue to such Backstop Party, or its designated affiliates, additional shares of Company common stock ranging from approximately 219 thousand shares of Company common stock up to approximately 328 thousand shares of Company common stock in aggregate, dependent on the timing of closing of the Convertible Preferred Equity Offering.

In addition, we agreed to pay the Backstop Parties a fee (the “Drawdown Fee”) equal to two and three quarters percent (2.75%) of the portion of the backstop amounts drawn on by us.  The Drawdown Fee will be paid in additional shares of Company common stock up to approximately 200 thousand shares of Company common stock in aggregate.

We also agreed to indemnify each Backstop Party under certain circumstances for losses arising out of or in connection with its Backstop Agreement, the definitive documentation related to the Convertible Preferred Equity Offering, or the transactions contemplated thereby.

There can be no assurance that the Company will be successful in raising capital at all or on terms acceptable to the Company. The Company has not yet sold any shares of Convertible Preferred Stock, which include associated warrants, in the Convertible Preferred Equity Offering.  For additional details on the Convertible Preferred Equity Offering and the

Backstop Agreements, please refer to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2018.

Liquidity and Capital Resources

Capital Resources

We have funded and continue to fund the development of the Project and general working capital needs through our cash on hand and proceeds from the issuance of equity. As discussed above “Recent Developments – Backstop Agreements,” the Company recently commenced the Convertible Preferred Equity Offering.  The Company has not yet sold any of the Convertible Preferred Stock, which include associated warrants, in the Convertible Preferred Equity.  Our capital resources consisted of approximately $24.7 million of cash and $5.1 million of investment securities as of March 31, 2018.

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash for the periods presented (in thousands):

	For the Three Months Ended
	March 31,
	2018	2017
Operating cash flows	$(5,797)	$(3,317)
Investing cash flows	(5,201)	(3,513)
Financing cash flows	—	100

Net decrease in cash and cash equivalents	(10,998)	(6,730)
Cash and cash equivalents – beginning of period	35,703	12,524
Cash and cash equivalents – end of period	$24,705	$5,794

Operating Cash Flows

Operating cash outflows during the three months ended March 31, 2018 and 2017 were $5.8 million and $3.3 million, respectively.  The increase in operating cash outflows during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily related to increased cash used as a result of additional employees and increased professional fees.

Investing Cash Flows

Investing cash outflows during the three months ended March 31, 2018 and 2017 were $5.2 million and $3.5 million, respectively. The increase in investing cash outflows during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily the result of increased cash used for development of the Project.

Financing Cash Flows

Financing cash inflows during the three months ended March 31, 2017 included $0.1 million from an  equity issuance to GE Oil & Gas, Inc.

Capital Development Activities

We are primarily engaged in developing the Project, which will require significant additional capital to support further project development, engineering, regulatory approvals and compliance, and commercial activities in advance of a final investment decision (“FID”) made to finance and construct the Project. Even if successfully completed, the Project will not begin to operate and generate significant cash flows until at least several years from now, which management currently estimates being as early as 2023. Construction of the Project would not begin until the FERC issues an order granting the necessary authorizations under the Natural Gas Act and once all required federal, state and local permits have been obtained. We estimate that we will receive all regulatory approvals and begin construction to support the commencement of commercial operations as early as 2023. As a result, our business success will depend, to a significant extent, upon our ability to obtain the funding necessary to construct the Project, to bring it into operation on a commercially viable basis and to finance our staffing, operating and expansion costs during that process.

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

We currently expect that the long-term capital requirements for the Project will be financed predominately through project financing and proceeds from future debt and equity offerings by us. There can be no assurance that we will succeed in securing additional debt and/or equity financing in the future to complete the Project or, if successful, that the capital we raise will not be expensive or dilutive to stockholders.  Additionally, if these types of financing are not available, we will be required to seek alternative sources of financing, which may not be available on terms acceptable to us, if at all.

Results of Operations

The following table summarizes costs, expenses and other income for the periods indicated (in thousands):

	For the Three Months Ended
	March 31,
	2018	2017	Change
Revenues	$—	$—	$—
General and administrative expenses	16,001	2,155	13,846
Land option and lease expenses	250	236	14
Depreciation expense	29	26	3
Operating loss	(16,280)	(2,417)	(13,863)
Interest income, net	122	37	85
Other expense	(42)	(8)	(34)
Net loss	$(16,200)	$(2,388)	$(13,812)

Our consolidated net loss was $16.2 million, or $0.15 per share (basic and diluted), for the three months ended March 31, 2018, compared to a net loss of $2.4 million, or $0.02 per share (basic and diluted), for the three months ended March 31, 2017.  This $13.8 million increase in net loss was primarily a result of increased general and administrative expenses discussed separately below.

General and administrative expenses during the three months ended March 31, 2018 increased $13.9 million compared to the same periods in 2017 due primarily to (i) share-based compensation expense of $12.2 million in the three months ended March 31, 2018, which was not incurred in 2017, and (ii) increases in the number of employees and amount of professional fees from $1.7 million in the three months ended March 31, 2017 to $2.9 million in the three months ended March 31, 2018.

Interest income, net during the three months ended March 31, 2018 increased $0.1 million compared to the same period in 2017 due to increased yield and higher average balances maintained in our cash and cash equivalent and investment securities accounts.

Other expense during the three months ended March 31, 2018 increased $34 thousand compared to the same period in 2017 primarily due to losses on investment securities.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2018.

Summary of Critical Accounting Estimates

The preparation of our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make certain estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. There have been no significant changes to our critical accounting estimates from those disclosed in our annual report on Form 10-K for the year ended December 31, 2017.

Recent Accounting Standards

For descriptions of recently issued accounting standards, see Note 10 – Recent Accounting Pronouncements of our Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk in the form of equity price risk related to investments in marketable securities and capital market risk related to future debt and equity offerings.

Equity Price Risk

At March 31, 2018, the fair value of our investment securities was $5.1 million.  We determined the fair value of our investment based on the closing market price where these securities were listed on March 31, 2018.  In order to test the sensitivity of the fair value of the investment securities to changes in equity prices, management modeled a 10% change in the closing market price.  This 10% change in closing market price would have resulted in a $0.5 million change in the fair value of investment securities as of March 31, 2018 and December 31, 2017.

Capital Market Risk

We currently have no revenues and depend on funds raised through other sources.  Two sources of funding are through future debt or equity offerings.  Our ability to raise funds in these manners depends upon capital market forces affecting the share price of our common stock.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of “our disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal quarter ended March 31, 2018. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2018, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 1A. Risk Factors

There were no changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1(1)	Second Amended and Restated Certificate of Incorporation of NextDecade Corporation, dated July 24, 2017
3.2(2)	Amended and Restated Bylaws of NextDecade Corporation, dated July 24, 2017
3.3(3)	Form of Certificate of Designation of Series A Convertible Preferred Stock
4.1(4)	Specimen Common Share Certificate
4.2(5)	Specimen Unit Certificate
4.3(6)	Specimen Warrant Certificate
4.4(7)	Form of Warrant Agreement between Harmony Merger Corp. and Continental Stock Transfer & Trust Company
10.1(8)

Backstop Commitment Agreement, dated as of April 11, 2018, by and between NextDecade Corporation and York Capital Management Global Advisors, LLC, severally on behalf of certain funds or accounts advised by it or its affiliates

10.2(9)

Backstop Commitment Agreement, dated as of April 11, 2018, by and between NextDecade Corporation and Valinor Management, L.P., severally on behalf of certain funds or accounts for which it is investment manager

10.3(10)

Backstop Commitment Agreement, dated as of April 11, 2018, by and between NextDecade Corporation and Halcyon Capital Management LP, severally on behalf of certain funds or accounts advised by it or its affiliates

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

(1)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed July 28, 2017.
(2)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed July 28, 2017.
(3)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed April 12, 2018.
(4)	Incorporated by reference to Exhibit 4.2 of the Amendment No. 2 to the Registrant’s Registration Statement on Form S-1, filed October 10, 2014
(5)	Incorporated by reference to Exhibit 4.1 of the Amendment No. 7 to the Registrant’s Registration Statement on Form S-1, filed March 13, 2015.
(6)	Incorporated by reference to Exhibit 4.3 of the Amendment No. 7 to the Registrant’s Registration Statement on Form S-1, filed March 13, 2015.
(7)	Incorporated by reference to Exhibit 4.4 of the Amendment No. 7 to the Registrant’s Registration Statement on Form S-1, filed March 13, 2015.
(8)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed April 12, 2018.
(9)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed April 12, 2018.
(10)	Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed April 12, 2018.

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTDECADE CORPORATION

Date: May 9, 2018	By:	/s/ Matthew K. Schatzman
Matthew K. Schatzman
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2018	By:	/s/ Benjamin A. Atkins
Benjamin A. Atkins
Chief Financial Officer
(Principal Financial Officer)