Form 10-Q
period 2018-06-30
NextDecade Corp.
filed 2018-08-09
CIK 1612720

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 6, 2018, the issuer had 108,851,167 shares of common stock outstanding.

NEXTDECADE CORPORATION

FORM 10‑Q FOR THE QUARTER ENDED JUNE 30, 2018

Organizational Structure

The following diagram depicts our abbreviated organizational structure as of June 30, 2018 with references to the names of certain entities discussed in this Quarterly Report on Form 10-Q.

Unless the context requires otherwise, references to “NextDecade,” the “Company,” “we,” “us” and “our” refer to NextDecade Corporation (NASDAQ: NEXT) and its consolidated subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NextDecade Corporation

Consolidated Balance Sheets

(in thousands, except share data)

	June 30,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$18,846	$35,703
Investments	5,088	5,063
Prepaid expenses and other current assets	2,195	2,099
Total current assets	26,129	42,865
Property, plant and equipment, net	86,060	73,226
Total assets	$112,189	$116,091

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$623	$726
Share-based compensation liability	7,548	1,815
Accrued liabilities and other current liabilities	9,892	5,856
Total current liabilities	18,063	8,397
Non-current compensation liabilities	—	2,015
Non-current share-based compensation liability	—	2,587
Total liabilities	18,063	12,999
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value, 1.0 million shares authorized, none issued	—	—
Common stock, $0.0001 par value Authorized: 480.0 million shares at June 30, 2018 and December 31, 2017 Issued and outstanding: 106.4 million shares and 106.3 million shares at June 30, 2018 and December 31, 2017, respectively	11	11
Additional paid-in-capital	169,454	158,738
Accumulated deficit	(75,339)	(55,617)
Accumulated other comprehensive loss	—	(40)
Total stockholders’ equity	94,126	103,092
Total liabilities and stockholders’ equity	$112,189	$116,091

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Operations
Revenues	$—	$—	$—	$—
Operating Expenses
General and administrative expenses	3,318	2,227	19,319	4,382
Land option and lease expenses	250	247	500	483
Depreciation expense	48	26	77	52
Total operating expenses	3,616	2,500	19,896	4,917
Total operating loss	(3,616)	(2,500)	(19,896)	(4,917)
Other income (expense)
Interest income, net	131	49	253	86
Other	3	(10)	(39)	(18)
Total other income	134	39	214	68
Net loss	$(3,482)	$(2,461)	$(19,682)	$(4,849)

Net loss per common share - basic and diluted	$(0.03)	$(0.03)	$(0.18)	$(0.05)

Weighted average shares outstanding - basic and diluted	106,398	97,723	106,393	96,712

Comprehensive Loss
Net loss	$(3,482)	$(2,461)	$(19,682)	$(4,849)
Other comprehensive loss:
Change in fair value of investments	—	(2)	—	3
Comprehensive loss	$(3,482)	$(2,463)	$(19,682)	$(4,846)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation

Consolidated Statement of Stockholders’ Equity

(in thousands)

(unaudited)

	Common Stock				Accumulated
		Par	Additional		Other	Total
		Value	Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2017	106,275	$11	$158,738	$(55,617)	$(40)	$103,092
Share-based compensation	—	—	10,716	—	—	10,716
Restricted stock vesting	123	—	—	—	—	—
Adoption of ASU 2016-01	—	—	—	(40)	40	—
Net loss	—	—	—	(19,682)	—	(19,682)
Balance at June 30, 2018	106,398	$11	$169,454	$(75,339)	$—	$94,126

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2018	2017
Operating activities:
Net loss	$(19,682)	$(4,849)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	77	52
Share-based compensation expense	11,251	—
Loss on investment securities	25	—
Changes in operating assets and liabilities:
Prepaid expenses and other currents assets	(96)	114
Accounts payable	(58)	(166)
Accrued expenses and other liabilities	(578)	(204)
Net cash used in operating activities	(9,061)	(5,053)
Investing activities:
Acquisition of property, plant and equipment	(7,746)	(5,584)
Issuance of note receivable	—	(115)
Repayment of note receivable	—	5
Investments	(50)	(37)
Net cash used in investing activities	(7,796)	(5,731)
Financing activities:
Proceeds from equity issuance	—	15,000
Equity issuance costs	—	(2,567)
Net cash provided by financing activities	—	12,433
Net (decrease) increase in cash and cash equivalents	(16,857)	1,649
Cash and cash equivalents – beginning of period	35,703	12,524
Cash and cash equivalents – end of period	$18,846	$14,173

Non-cash investing activities:
Accounts payable for acquisition of property, plant and equipment	$453	$1,543
Accrued liabilities for acquisition of property, plant and equipment	6,930	3,303
Accrued liability for deferred financing cost	—	1,079

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Rule 10‑01 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2017. In our opinion, all adjustments, consisting only of normal recurring items, which are considered necessary for a fair presentation of the unaudited consolidated financial statements, have been included.  The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the operating results for the full year.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).  An “emerging growth company” may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public and private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards adopted.

Note 2 — Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Rio Grande LNG site option	$794	$1,080
Short-term security deposits	367	364
Galveston Bay leases	250	100
Rio Bravo Pipeline options	82	111
Prepaid insurance	84	208
Prepaid marketing and sponsorships	235	55
Deferred equity issuance costs	127	—
Other	256	181
Total prepaid expenses and other current assets	$2,195	$2,099

Note 3 — Investment Securities

The Company maintains cash reserves in the Ultra-Short-Term Bond Fund and the Short-Term Bond Index Fund, which are managed by The Vanguard Group, Inc. The target investment allocation between the Ultra-Short-Term Bond Fund and the Short-Term Bond Index Fund are 75% and 25%, respectively. The Ultra-Short-Term Bond Fund has an average maturity of approximately one year, and approximately 45% of such fund’s holdings are AAA-rated, with 1% non-investment grade rated. The Short-Term Bond Index Fund has an average maturity of approximately three years, and 70% of such fund’s holdings are AAA-rated, with 0% non-investment grade rated. Investment securities consisted of the following (in thousands):

	June 30,		December 31,
	2018		2017
	Fair value	Cost	Fair value	Cost
Ultra-Short-Term Bond Fund	$3,840	$3,863	$3,811	$3,825
Short-Term Bond Index Fund	1,248	1,290	1,252	1,278
Total investments	$5,088	$5,153	$5,063	$5,103

Note 4 — Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Fixed Assets
Computers	$115	$69
Furniture, fixtures, and equipment	289	246
Leasehold improvements	317	264
Total fixed assets	721	579
Less: accumulated depreciation	(448)	(371)
Total fixed assets, net	273	208
Project Assets (not placed in service)
Rio Grande	74,719	62,866
Rio Bravo	11,068	10,152
Total project assets	85,787	73,018
Total property, plant and equipment, net	$86,060	$73,226

Depreciation expense for the three and six months ended June 30, 2018 was $48 thousand and $77 thousand, respectively. Depreciation expense for the three and six months ended June 30, 2017 was $26 thousand and $52 thousand, respectively.

Note 5 — Accrued Liabilities and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Employee compensation expense	$2,389	$1,851
Project asset costs	6,930	3,317
Accrued legal services	140	141
Other accrued liabilities	433	547
Total accrued liabilities and other current liabilities	$9,892	$5,856

Note 6 — Net Loss Per Share

The following table (in thousands, except for loss per share) reconciles basic and diluted weighted average common shares outstanding for the three and six months ended June 30, 2018 and 2017:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Weighted average common shares outstanding:
Basic	106,398	97,723	106,393	96,712
Dilutive unvested common stock and common stock warrants	—	—	—	—
Diluted	106,398	97,723	106,393	96,712

Basic and diluted net loss per share	$(0.03)	$(0.03)	$(0.18)	$(0.05)

Potentially dilutive securities not included in the diluted net loss per share computations because their effect would have been anti-dilutive were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Unvested stock (1)	417	—	396	—
Common stock warrants	12,082	12,059	12,082	12,059
Total dilutive common shares	12,499	12,059	12,478	12,059

(1)	Does not include 16.4 million shares for the three and six months ended June 30, 2018, respectively, of unvested stock because the performance conditions had not yet been satisfied.

Note 7 — Share-based Compensation

We have granted shares of Company common stock and restricted stock to employees, consultants and a non-employee director under the 2017 Omnibus Incentive Plan (the “2017 Plan”) and in connection with the special of meeting of stockholders on July 24, 2017.

Total share-based compensation consisted of the following (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Share-based compensation:
Equity awards	$(1,724)	$—	$10,716	$—
Liability awards	2,179	—	2,132	—
Total share-based compensation	455	—	12,848	—
Capitalized share-based compensation	(1,438)	—	(1,597)	—
Total share-based compensation expense	$(983)	$—	$11,251	$—

The table below provides a summary of our restricted stock outstanding as of June 30, 2018 and changes during the six months ended June 30, 2018 (in thousands, except per share information):

	Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at January 1, 2018	9,104	$10.15
Granted	1,369	7.76
Vested	(123)	8.16
Forfeited	(1,934)	10.20
Non-vested at June 30, 2018	8,416	$8.95

Certain employee contracts provided for cash bonuses upon a positive final investment decision (“FID”) in the Project (the “FID Bonus”).  In January 2018, the nominating, corporate governance and compensation committee of the board of directors approved, and certain employees party to such contracts accepted, an amendment to such contracts whereby the FID Bonuses would be settled in shares of Company common stock equal to 110% of the FID Bonus.  The associated liability for FID Bonuses to be settled in shares of Company common stock of $0.8 million is included in share-based compensation liability in our Consolidated Balance Sheets at June 30, 2018.

Note 8 — Income Taxes

Due to our cumulative loss position, we have established a full valuation allowance against our deferred tax assets at June 30, 2018 and December 31, 2017. Due to NextDecade LLC’s previous pass-through status and our full valuation allowance, we have not recorded a provision for federal or state income taxes during the three and six months ended June 30, 2018 and 2017.

Note 9 — Commitments and Contingencies

Operating Leases

In June 2018, we executed a 24-month lease agreement for our corporate headquarters office space with an expected lease commencement date in the fourth quarter of 2018. Annual lease payments under this agreement, net of rent abatements and rent credits, are zero,  $0.7 million and $0.9 million in 2018, 2019 and 2020, respectively.

Legal Proceedings

From time to time the Company may be subject to various claims and legal actions that arise in the ordinary course of business. As of June 30, 2018, management is not aware of any claims or legal actions that, separately or in the aggregate, are likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows, although the Company cannot guarantee that a material adverse event may not occur.

Other

In April 2018, we entered into an agreement with an intrastate pipeline company with assets near our Terminal which incentivizes the pipeline company to procure, permit and install a valve on an intrastate pipeline near our Terminal.  We agreed that, upon the later of (i) March 31, 2019, or (ii) thirty days after the valve has been installed, we will reimburse the pipeline company a cash amount equal to 50% of the costs incurred in connection with the valve, up to a maximum payment by us not to exceed $2 million.

Note 10 — Recent Accounting Pronouncements

The following table provides a brief description of recent accounting standards that have not been adopted by the Company as of June 30, 2018:

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

ASU 2018-07, Compensation-Stock Compensation (Topic 718)

This standard simplifies aspects of share-based compensation issued to non-employees by making the guidance consistent with accounting for employee share-based compensation. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards. This standard may be early adopted, and must be adopted using a modified retrospective approach.

		January 1, 2019	We are currently evaluating the effect of this standard on our Consolidated Financial Statements.

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

Note 11 – Subsequent Events

Series A Convertible Preferred Stock Purchase Agreements

As previously disclosed, the Company commenced a private offering of convertible preferred equity and warrants (the “Series A Preferred Equity Offering”).  In connection with the Series A Preferred Equity Offering, on April 11, 2018, the Company entered into backstop commitment agreements, as amended on August 3, 2018 (as amended, the “Backstop Agreements”) with each of (i) York Capital Management Global Advisors, LLC, severally on behalf of certain funds or accounts managed by it or its affiliates (“York”), (ii) Valinor Management, L.P., severally on behalf of certain funds or accounts for which it is investment manager (“Valinor”), and (iii) Halcyon Capital Management LP, severally on behalf of certain funds or accounts managed by it or its affiliates (“Halcyon” and together with York and Valinor, the “Backstop Purchasers”).

On August 3, 2018, the Company entered into a Series A Convertible Preferred Stock Purchase Agreement (collectively, the “Backstop Purchase Agreements”) with each of the Backstop Purchasers, whereby the Company agreed to sell, and York, Valinor and Halcyon each agreed to purchase (the “Backstop Purchaser Offering”), in connection with and pursuant to the Backstop Agreements, approximately $9.9 million, $3.4 million and $1.7 million, respectively, in shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) (which include associated warrants).    Each Backstop Purchaser is a Company stockholder and, pursuant to that certain Agreement and Plan of Merger, dated as of April 17, 2017, by and among the Company, each Backstop Purchaser and/or one or more of its affiliates, and the other parties named therein, three individuals, two individuals, and one individual from York, Valinor, and Halcyon, respectively, were appointed to the Company’s board of directors (the “Board”).

In connection with the closing of the Backstop Purchaser Offering, the Company and the Backstop Purchasers entered into a registration rights agreement that provides the Backstop Purchasers with demand and piggy-back registration rights covering shares of Company common stock and Series A Preferred Stock issued or to be issued under the Backstop Purchase Agreements and the Backstop Agreements.  Furthermore, pursuant to warrant agreements issued by the Company to the Backstop Purchasers, the Company issued warrants to the Backstop Parties.  The warrants represent the right to acquire approximately 21 basis points (0.21%) in the aggregate of the fully diluted shares of all outstanding shares of Company common stock on the exercise date with a strike price of $0.01 per share.  The warrants have a fixed three-year term that commenced on the closing of the issuance of the Series A Preferred Stock and the warrants may only be exercised at the expiration of such three-year term; however, the Company can force exercise of the warrants prior to expiration of such term if the volume weighted average trading price of shares of Company common stock for each trading day during any 60 of the prior 90 trading days is equal to or greater than $13.13 per share. The Backstop Purchaser Offering closed on August 9, 2018.

Additionally, on August 3, 2018, the Company and HGC NEXT INV LLC (“HGC”) entered into a Series A Convertible Preferred Stock Purchase Agreement (the “HGC Purchase Agreement”).  Pursuant to the HGC Purchase Agreement, the Company agreed to sell, and HGC agreed to purchase (the “HGC Offering”), an aggregate of $35 million of shares of Series A Preferred Stock, together with associated warrants.   In connection with, and on the closing of, the HGC Offering, the Company and HGC will enter into a purchaser right agreement (the “Purchaser Rights Agreement”). Pursuant to the Purchaser Rights Agreement, the Company has granted HGC the right to appoint one person to serve on the Board and a right of first refusal to purchase up to an aggregate of $350 million of any equity or equity-linked securities (including, without limitation, preferred equity, combinations of equity and/or any other instruments or forms of equity capital) in connection with the financing of the development, construction, commissioning and/or operation of the Company’s Rio Grande LNG Project, in each case subject to certain exceptions. HGC may transfer such right of first refusal to an affiliate of HGC or Morgan Stanley Infrastructure, Inc. (or an affiliate thereof) without the Company’s consent or to one or more other third parties with the Company’s consent, subject to certain conditions.  The appointment of a person by HGC to the Board will result in an increase of the size of the Board from eleven members to twelve members. The HGC Offering is expected to close on or before August 30, 2018.

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

Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ from those expressed in our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements are subject to change and inherent risks and uncertainties, including those described in the section titled “Risk Factors” in our most recent Annual Report on Form 10-K. You should consider our forward-looking statements in light of a number of factors that may cause actual results to vary from our forward-looking statements including, but not limited to:

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
• compliance with environmental laws and regulations; and

• the result of financing efforts, including the completion of our private offering of shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”), which include associated warrants (the “Series A Preferred Equity Offering”).

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

Recent Developments

Series A Convertible Preferred Stock Purchase Agreements

As previously disclosed, we commenced the Series A Preferred Equity Offering.  In connection with the Series A Preferred Equity Offering, on April 11, 2018, we entered into backstop commitment agreements, as amended on August 3, 2018 (as amended, the “Backstop Agreements”) with each of (i) York Capital Management Global Advisors, LLC, severally on behalf of certain funds or accounts managed by it or its affiliates (“York”), (ii) Valinor Management, L.P., severally on behalf of certain funds or accounts for which it is investment manager (“Valinor”), and (iii) Halcyon Capital Management LP, severally on behalf of certain funds or accounts managed by it or its affiliates (“Halcyon” and together with York and Valinor, the “Backstop Purchasers”).

On August 3, 2018, the Company entered into a Series A Convertible Preferred Stock Purchase Agreement (collectively, the “Backstop Purchase Agreements”) with each of the Backstop Purchasers, whereby the Company agreed to sell, and York, Valinor and Halcyon each agreed to purchase (the “Backstop Purchaser Offering”), in connection with and pursuant to the Backstop Agreements, approximately $9.9 million, $3.4 million and $1.7 million, respectively, in shares of Series A Preferred Stock (which include associated warrants).    Each Backstop Purchaser is a Company stockholder and, pursuant to that certain Agreement and Plan of Merger, dated as of April 17, 2017, by and among the Company, each Backstop Purchaser and/or one or more of its affiliates, and the other parties named therein, three individuals, two individuals, and one individual from York, Valinor, and Halcyon, respectively, were appointed to the Company’s board of directors (the “Board”).

In connection with the closing of the Backstop Purchaser Offering, the Company and the Backstop Purchasers entered into a registration rights agreement that provides the Backstop Purchasers with demand and piggy-back registration rights covering shares of Company common stock and Series A Preferred Stock issued or to be issued under the Backstop Purchase Agreements and the Backstop Agreements.  Furthermore, pursuant to warrant agreements issued by the Company to the Backstop Purchasers, the Company issued warrants to the Backstop Parties.  The warrants represent the right to acquire approximately 21 basis points (0.21%) in the aggregate of the fully diluted shares of all outstanding shares of Company common stock on the exercise date with a strike price of $0.01 per share.  The warrants have a fixed three-year term that commenced on the closing of the issuance of the Series A Preferred Stock and the warrants may only be exercised at the expiration of such three-year term; however, the Company can force exercise of the warrants prior to expiration of such term if the volume weighted average trading price of shares of Company common stock for each trading day during any 60 of the prior 90 trading days is equal to or greater than $13.13 per share. The Backstop Purchaser Offering closed on August 9, 2018.

Additionally, on August 3, 2018, the Company and HGC NEXT INV LLC (“HGC”) entered into a Series A Convertible Preferred Stock Purchase Agreement (the “HGC Purchase Agreement”).  Pursuant to the HGC Purchase Agreement, the Company agreed to sell, and HGC agreed to purchase (the “HGC Offering”), an aggregate of $35 million of shares of Series A Preferred Stock, together with associated warrants.   In connection with, and on the closing of, the HGC Offering, the Company and HGC will enter into a purchaser right agreement (the “Purchaser Rights Agreement”). Pursuant to the Purchaser Rights Agreement, the Company has granted HGC the right to appoint one person to serve on the Board and a right of first refusal to purchase up to an aggregate of $350 million of any equity or equity-linked securities (including, without limitation, preferred equity, combinations of equity and/or any other instruments or forms of equity capital) in connection with the financing of the development, construction, commissioning and/or operation of the Company’s Rio Grande LNG Project, in each case subject to certain exceptions. HGC may transfer such right of first refusal to an affiliate of HGC or Morgan Stanley Infrastructure, Inc. (or an affiliate thereof) without the Company’s consent or to one or more other third parties with the Company’s consent, subject to certain conditions.  The appointment of a person by HGC to the Board will result in an increase of the size of the Board from eleven members to twelve members. The HGC Offering is expected to close on or before August 30, 2018.

For additional details on the Series A Preferred Equity Offering and the transactions in connection therewith, please refer to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2018.

Engineering, Procurement, and Construction Contract

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, we aimed to execute a lump-sum turnkey engineering, procurement, and construction (“EPC”) contract in the second quarter of 2018.  As of the date of the filing of this Quarterly Report on Form 10-Q, we have not executed a lump-sum turnkey EPC contract.  We intend to provide an update on the status of the EPC contract in the third quarter of 2018.

Liquidity and Capital Resources

Capital Resources

We have funded and continue to fund the development of the Project and general working capital needs through our cash on hand and proceeds from the issuance of equity. As discussed above “Recent Developments – Series A Convertible Preferred Stock Purchase Agreements,” the Company executed purchase agreements for an aggregate sale of $50 million of shares of Series A Preferred Stock.    Our capital resources consisted of approximately $18.8 million of cash and cash equivalents and $5.1 million of investment securities as of June 30, 2018.

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash for the periods presented (in thousands):

	Six Months Ended
	June 30,
	2018	2017
Operating cash flows	$(9,061)	$(5,053)
Investing cash flows	(7,796)	(5,731)
Financing cash flows	—	12,433

Net (decrease) increase in cash and cash equivalents	(16,857)	1,649
Cash and cash equivalents – beginning of period	35,703	12,524
Cash and cash equivalents – end of period	$18,846	$14,173

Operating Cash Flows

Operating cash outflows during the six months ended June 30, 2018 and 2017 were $9.1 million and $5.1 million, respectively.  The increase in operating cash outflows during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily related to increased cash used as a result of additional employees and increased professional fees.

Investing Cash Flows

Investing cash outflows during the six months ended June 30, 2018 and 2017 were $7.8 million and $5.7 million, respectively. The increase in investing cash outflows during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily the result of increased cash used for the development of the Project.

Financing Cash Flows

Financing cash inflows during the six months ended June 30, 2017 were $12.4 million as result of $15.0 million of equity issued offset by $2.6 million of equity issuance costs.

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

Results of Operations

The following table summarizes costs, expenses and other income for the periods indicated (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	Change	2018	2017	Change
Revenues	$—	$—	$—	$—	$—	$—
General and administrative expenses	3,318	2,227	1,091	19,319	4,382	14,937
Land option and lease expenses	250	247	3	500	483	17
Depreciation expense	48	26	22	77	52	25
Operating loss	(3,616)	(2,500)	(1,116)	(19,896)	(4,917)	(14,979)
Interest income, net	131	49	82	253	86	167
Other	3	(10)	13	(39)	(18)	(21)
Net loss	$(3,482)	$(2,461)	$(1,021)	$(19,682)	$(4,849)	$(14,833)

Our consolidated net loss was $3.5 million, or $0.03 per share (basic and diluted), for the three months ended June 30, 2018, compared to a net loss of $2.5 million, or $0.03 per share (basic and diluted), for the three months ended

June 30, 2017.  The $1.0  million increase in net loss was primarily a result of increased general and administrative expenses discussed separately below.

Our consolidated net loss was $19.7 million, or $0.18 per share (basic and diluted), for the six months ended June 30, 2018, compared to a net loss of $4.8 million, or $0.05 per share (basic and diluted), for the six months ended June 30, 2017.  The $14.8 million increase in net loss was primarily a result of increased general and administrative expenses discussed separately below.

General and administrative expenses during the three months ended June 30, 2018 increased $1.1 million compared to the same period in 2017 primarily due to increases in the number of employees, the amount of professional fees and travel expenses of approximately $2.1 million offset by a reduction in share-based compensation expense of $1.0 million as a result of forfeitures of restricted stock awards during the period and changes in the probability and expected timing of achievement of performance conditions.

General and administrative expenses during the six months ended June 30, 2018 increased $14.9 million compared to the same period in 2017 primarily due to (i) share based compensation expense of $11.3 million, which was not incurred in 2017, and (ii) increases in the number of employees and amount of professional fees of $3.0 million.

Interest income, net during the three and six months ended June 30, 2018 increased $0.1 million and $0.2 million, respectively, compared to the same periods in 2017 due to increased yield and higher average balances maintained in our cash and cash equivalent and investment securities accounts.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2018.

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

Equity Price Risk

At June 30, 2018, the fair value of our investment securities was $5.1 million.  We determined the fair value of our investment based on the closing market price where these securities were listed on June 30, 2018.  In order to test the sensitivity of the fair value of the investment securities to changes in equity prices, management modeled a 10% change in the closing market price.  This 10% change in closing market price would have resulted in a $0.5 million change in the fair value of investment securities as of June 30, 2018 and December 31, 2017.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of “our disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal quarter ended June 30, 2018. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2018, our disclosure controls and procedures were effective.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1(1)	Second Amended and Restated Certificate of Incorporation of NextDecade Corporation, dated July 24, 2017
3.2(2)	Amended and Restated Bylaws of NextDecade Corporation, dated July 24, 2017
3.3(3)	Form of Certificate of Designation of Series A Convertible Preferred Stock
4.1(4)	Specimen Common Share Certificate
4.2(5)	Specimen Unit Certificate
4.3(6)	Specimen Warrant Certificate
4.4(7)	Form of Warrant Agreement between Harmony Merger Corp. and Continental Stock Transfer & Trust Company
4.5(8)	Form of Warrant Agreement
10.1(9)

Backstop Commitment Agreement, dated as of April 11, 2018, by and between NextDecade Corporation and York Capital Management Global Advisors, LLC, severally on behalf of certain funds or accounts advised by it or its affiliates

10.2(10)

Backstop Commitment Agreement, dated as of April 11, 2018, by and between NextDecade Corporation and Valinor Management, L.P., severally on behalf of certain funds or accounts for which it is investment manager

10.3(11)

Backstop Commitment Agreement, dated as of April 11, 2018, by and between NextDecade Corporation and Halcyon Capital Management LP, severally on behalf of certain funds or accounts advised by it or its affiliates

10.4(12)

Series A Convertible Preferred Stock Purchase Agreement, dated August 3, 2018, by and between NextDecade Corporation and York Capital Management Global Advisors, LLC, severally on behalf of certain funds or accounts advised by it or its affiliates

10.5(13)

Series A Convertible Preferred Stock Purchase Agreement, dated August 3, 2018, by and between NextDecade Corporation and Valinor Management, L.P., severally on behalf of certain funds or accounts for which it is investment manager

10.6(14)

Series A Convertible Preferred Stock Purchase Agreement, dated August 3, 2018, by and between NextDecade Corporation and Halcyon Capital Management LP, severally on behalf of certain funds or accounts advised by it or its affiliates

10.7(15)	Series A Convertible Preferred Stock Purchase Agreement, dated August 3, 2018, by and between NextDecade Corporation and HGC Next Inv LLC
10.8(16)	Registration Rights Agreement
10.9(17)	Purchaser Rights Agreement between by and between NextDecade Corporation and HGC Next Inv LLC
10.10(18)

Amendment No. 1 to Backstop Commitment Agreement, effective August 3, 2018 between NextDecade Corporation and York Capital Management Global Advisors, LLC, severally on behalf of the certain funds or accounts advised by it or its affiliates

10.11(19)

Amendment No. 1 to Backstop Commitment Agreement, effective August 3, 2018 between NextDecade Corporation and Valinor Management, LP, severally on behalf of the certain funds for which it is investment manager

10.12(20)

Amendment No. 1 to Backstop Commitment Agreement, effective August 3, 2018 between NextDecade Corporation and Halcyon Capital Management LP, severally on behalf of certain funds or accounts advised by it or its affiliates

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

(1)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed July 28, 2017.
(2)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed July 28, 2017.
(3)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed April 12, 2018.
(4)	Incorporated by reference to Exhibit 4.2 of the Amendment No. 2 to the Registrant’s Registration Statement on Form S-1, filed October 10, 2014
(5)	Incorporated by reference to Exhibit 4.1 of the Amendment No. 7 to the Registrant’s Registration Statement on Form S-1, filed March 13, 2015.

(6)	Incorporated by reference to Exhibit 4.3 of the Amendment No. 7 to the Registrant’s Registration Statement on Form S-1, filed March 13, 2015.
(7)	Incorporated by reference to Exhibit 4.4 of the Amendment No. 7 to the Registrant’s Registration Statement on Form S-1, filed March 13, 2015.
(8)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed August 8, 2018.
(9)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed April 12, 2018.
(10)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed April 12, 2018.
(11)	Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed April 12, 2018.
(12)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed August 8, 2018.
(13)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed August 8, 2018.
(14)	Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed August 8, 2018.
(15)	Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, filed August 8, 2018.
(16)	Incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K, filed August 8, 2018.
(17)	Incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K, filed August 8, 2018.
(18)	Incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K, filed August 8, 2018.
(19)	Incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K, filed August 8, 2018.
(20)	Incorporated by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 8-K, filed August 8, 2018.

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTDECADE CORPORATION

Date: August 9, 2018	By:	/s/ Matthew K. Schatzman
Matthew K. Schatzman
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2018	By:	/s/ Benjamin A. Atkins
Benjamin A. Atkins
Chief Financial Officer
(Principal Financial Officer)