Form 10-Q
period 2018-09-30
NextDecade Corp.
filed 2018-11-09
CIK 1612720

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File No. 001‑36842

NEXTDECADE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	46‑5723951
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1000 Louisiana Street, 39th Floor, Houston, Texas 77002

(Address of principal executive offices) (Zip Code)

(713) 574‑1880

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

As of November 5, 2018, the issuer had 109,286,895 shares of common stock outstanding.

NEXTDECADE CORPORATION

FORM 10‑Q FOR THE QUARTER ENDED SEPTEMBER 30, 2018

Organizational Structure

The following diagram depicts our abbreviated organizational structure as of September 30, 2018 with references to the names of certain entities discussed in this Quarterly Report on Form 10-Q.

Unless the context requires otherwise, references to “NextDecade,” the “Company,” “we,” “us” and “our” refer to NextDecade Corporation (NASDAQ: NEXT) and its consolidated subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NextDecade Corporation

Consolidated Balance Sheets

(in thousands, except per share data)

	September 30,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$33,880	$35,703
Investments	60,135	5,063
Prepaid expenses and other current assets	1,804	2,099
Total current assets	95,819	42,865
Property, plant and equipment, net	88,870	73,226
Total assets	$184,689	$116,091

Liabilities, Series A and Series B Convertible Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable	$991	$726
Share-based compensation liability	6,394	1,815
Accrued liabilities and other current liabilities	14,556	5,856
Total current liabilities	21,941	8,397
Non-current common stock warrant liabilities	7,522	—
Non-current compensation liabilities	—	2,015
Non-current share-based compensation liability	—	2,587
Total liabilities	29,463	12,999

Commitments and contingencies (Note 10)

Series A Convertible Preferred Stock, $1,000 per share liquidation preference Authorized: 51,000 shares Issued and outstanding: 51,000 shares and zero shares at September 30, 2018 and December 31, 2017, respectively	38,820	—
Series B Convertible Preferred Stock, $1,000 per share liquidation preference Authorized: 51,000 shares Issued and outstanding: 29,636 shares and zero shares at September 30, 2018 and December 31, 2017, respectively	26,159	—

Stockholders’ equity
Common stock, $0.0001 par value Authorized: 480.0 million shares at September 30, 2018 and December 31, 2017 Issued and outstanding: 106.8 million shares and 106.3 million shares at September 30, 2018 and December 31, 2017, respectively	11	11
Treasury stock: 3,202 shares and zero shares at September 30, 2018 and December 31, 2017, respectively, at cost	(19)	—
Preferred stock, $0.0001 par value Authorized: 0.9 million, after designation of the Series A and Series B Convertible Preferred Stock Issued and outstanding: none at September 30, 2018 and December 31, 2017	—	—
Additional paid-in-capital	176,274	158,738
Accumulated deficit	(86,019)	(55,617)
Accumulated other comprehensive loss	—	(40)
Total stockholders’ equity	90,247	103,092
Total liabilities, Series A and Series B Convertible Preferred Stock and stockholders’ equity	$184,689	$116,091

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Operations
Revenues	$—	$—	$—	$—
Operating Expenses
General and administrative expenses	6,214	14,014	25,533	18,392
Invitation to bid contract costs	4,418	—	4,418	—
Land option and lease expenses	297	250	797	733
Depreciation expense	50	26	127	78
Total operating expenses	10,979	14,290	30,875	19,203
Total operating loss	(10,979)	(14,290)	(30,875)	(19,203)
Other income (expense)
Gain on common stock warrant liabilities	83	—	83	—
Interest income, net	222	145	475	236
Other	(6)	(12)	(45)	(31)
Total other income	299	133	513	205
Net loss attributable to NextDecade Corporation	(10,680)	(14,157)	(30,362)	(18,998)
Deemed dividends on Series A Convertible Preferred Stock	271	—	271	—
Net loss attributable to common stockholders	$(10,951)	$(14,157)	$(30,633)	$(18,998)

Net loss per common share - basic and diluted	$(0.10)	$(0.14)	$(0.29)	$(0.19)

Weighted average shares outstanding - basic and diluted	106,639	103,870	106,476	99,124

Comprehensive Loss
Net loss attributable to NextDecade Corporation	$(10,680)	$(14,157)	$(30,362)	$(18,998)
Other comprehensive loss:
Change in fair value of investments	—	6	—	9
Comprehensive loss	$(10,680)	$(14,151)	$(30,362)	$(18,989)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation

Consolidated Statement of Stockholders’ Equity, Series A and Series B Convertible Preferred Stock

(in thousands)

(unaudited)

	Common Stock		Treasury Stock				Accumulated
		Par			Additional		Other	Total	Series A	Series B
		Value			Paid-in	Accumulated	Comprehensive	Stockholders’	Convertible	Convertible
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Preferred Stock	Preferred Stock
Balance at December 31, 2017	106,275	$11	—	$—	$158,738	$(55,617)	$(40)	$103,092	$—	$—
Share-based compensation	—	—	—	—	13,169	—	—	13,169	—	—
Restricted stock vesting	136	—	—	—	—	—	—	—	—	—
Shares repurchased related to share-based compensation	(3)	—	3	(19)	—	—	—	(19)	—	—
Adoption of ASU 2016-01	—	—	—	—	—	(40)	40	—	—	—
Issuance of Series A preferred stock	414	—	—	—	4,638	—	—	4,638	38,549	—
Issuance of Series B preferred stock	—	—	—	—	—	—	—	—	—	26,159
Deemed dividends - accretion of beneficial conversion feature	—	—	—	—	(271)	—	—	(271)	271	—
Net loss	—	—	—	—	—	(30,362)	—	(30,362)	—	—
Balance at September 30, 2018	106,822	$11	3	$(19)	$176,274	$(86,019)	$—	$90,247	$38,820	$26,159

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Operating activities:
Net loss	$(30,362)	$(18,998)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	127	78
Share-based compensation expense	12,731	10,476
Gain on common stock warrant liabilities	(83)	—
Loss on investment securities	28	—
Changes in operating assets and liabilities:
Prepaid expenses and other currents assets	295	53
Accounts payable	(42)	190
Accrued expenses and other liabilities	4,660	209
Net cash used in operating activities	(12,646)	(7,992)
Investing activities:
Acquisition of property, plant and equipment	(11,460)	(10,690)
Issuance of note receivable	—	(115)
Repayment of note receivable	—	115
Cash received in reverse recapitalization	—	26,774
Purchase of investments	(55,100)	(54)
Net cash (used in) provided by investing activities	(66,560)	16,030
Financing activities:
Proceeds from equity issuance	79,055	30,100
Equity issuance costs	(1,653)	(5,953)
Shares repurchased related to share-based compensation	(19)	—
Net cash provided by financing activities	77,383	24,147
Net (decrease) increase in cash and cash equivalents	(1,823)	32,185
Cash and cash equivalents – beginning of period	35,703	12,524
Cash and cash equivalents – end of period	$33,880	$44,709

Non-cash investing activities:
Accounts payable for acquisition of property, plant and equipment	$656	$1,266
Accrued liabilities for acquisition of property, plant and equipment	6,056	1,845
Non-cash financing activities:
Accounts payable for equity issuance costs	$150	$—
Accrued liabilities for equity issuance costs	301	—
Accretion of deemed dividends Series A Convertible Preferred Stock	271	—

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Rule 10‑01 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2017. In our opinion, all adjustments, consisting only of normal recurring items, which are considered necessary for a fair presentation of the unaudited consolidated financial statements, have been included.  The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the operating results for the full year.

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

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public and private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards adopted.

Note 2 — Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Rio Grande LNG site option	$635	$1,080
Short-term security deposits	367	364
Galveston Bay leases	125	100
Rio Bravo Pipeline options	68	111
Prepaid insurance	289	208
Prepaid marketing and sponsorships	91	55
Other	229	181
Total prepaid expenses and other current assets	$1,804	$2,099

Note 3 — Investment Securities

In September 2018, we invested approximately $55 million in Class L shares of the JPMorgan Managed Income Fund.  The JPMorgan Managed Income Fund has an average maturity of approximately one year, duration of approximately six months, and approximately 7% of such fund’s holdings are AAA-rated with 0% non-investment grade rated.

The Company also maintains cash reserves in the Ultra-Short-Term Bond Fund and the Short-Term Bond Index Fund, which are managed by The Vanguard Group, Inc. The target investment allocation between the Ultra-Short-Term Bond Fund and the Short-Term Bond Index Fund are 75% and 25%, respectively. The Ultra-Short-Term Bond Fund has an average maturity of approximately one year, and approximately 45% of such fund’s holdings are AAA-rated, with 1% non-investment grade rated. The Short-Term Bond Index Fund has an average maturity of approximately three years, and 70% of such fund’s holdings are AAA-rated, with 0% non-investment grade rated.

Investment securities consisted of the following (in thousands):

	September 30,		December 31,
	2018		2017
	Fair value	Cost	Fair value	Cost
JPMorgan Managed Income Fund	$55,022	$55,022	$—	$—
Ultra-Short-Term Bond Fund	3,862	3,885	3,811	3,825
Short-Term Bond Index Fund	1,251	1,296	1,252	1,278
Total investments	$60,135	$60,203	$5,063	$5,103

Note 4 — Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Fixed Assets
Computers	$119	$69
Furniture, fixtures, and equipment	305	246
Leasehold improvements	398	264
Total fixed assets	822	579
Less: accumulated depreciation	(498)	(371)
Total fixed assets, net	324	208
Project Assets (not placed in service)
Rio Grande	77,224	62,866
Rio Bravo	11,322	10,152
Total project assets	88,546	73,018
Total property, plant and equipment, net	$88,870	$73,226

Depreciation expense for the three and nine months ended September 30, 2018 was $50 thousand and $127 thousand, respectively. Depreciation expense for the three and nine months ended September 30, 2017 was $26 thousand and $78 thousand, respectively.

Note 5 — Accrued Liabilities and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Employee compensation expense	$3,062	$1,851
Project asset costs	6,056	3,317
Invitation to bid contract costs	4,418	—
Accrued legal services	180	141
Accrued equity issuance costs	301	—
Other accrued liabilities	539	547
Total accrued liabilities and other current liabilities	$14,556	$5,856

Note 6 – Preferred Stock and Common Stock Warrants

Preferred Stock

In August 2018, we sold and issued a total of 51,000 shares of Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), together with associated warrants (the “Series A Warrants”), to (i) York Capital Management Global Advisors, LLC, severally on behalf of certain funds or accounts managed by it or its affiliates (“York”), (ii) Valinor Management, L.P., severally on behalf of certain funds or accounts for which it is investment manager (“Valinor”), (iii) Bardin Hill Investment Partners LP (formerly known as Halcyon Capital Management LP), severally on behalf of certain funds or accounts managed by it or its affiliates (“Bardin Hill,” and together with York and Valinor, the “Fund Purchasers”) and (iv) HGC NEXT INV LLC (“HGC”) for an aggregate purchase price of $50 million.  In connection with the issuance of Series A Convertible Preferred Stock and pursuant to backstop commitment agreements with the Fund Purchasers dated April 11, 2018, as subsequently amended on August 3, 2018, we also issued a total of 413,658 shares of Company common stock to the Fund Purchasers.  Each Fund Purchaser is a Company stockholder and, pursuant to that certain Agreement and Plan of Merger, dated as of April 17, 2017, by and between the Company, each Fund Purchaser and/or one or more of its affiliates, and the other parties named therein, three individuals, two individuals, and one individual from York, Valinor, and Bardin Hill, respectively, were appointed to the Company’s board of directors.

In September 2018, we sold and issued a total of 29,636 shares of Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock,” and together with the Series A Preferred Stock, the “Preferred Stock”), together with associated warrants (the “Series B Warrants,” and together with the Series A Warrants, the “Warrants”), to certain funds managed by BlackRock (collectively, the “Series B Preferred Stock Purchasers”) for an aggregate purchase price of $29.055 million.

Each share of Preferred Stock has a stated value of $1,000.  The Series A Preferred Stock ranks pari passu with the Series B Preferred Stock, and the Preferred Stock ranks senior to the Company common stock and each other class or series of capital stock of the Company, subject to certain exceptions, in respect of payment of dividends and distribution of assets upon liquidation.  Upon a defined liquidation, holders of the Series A Preferred Stock are entitled to receive the greater of (i) (a) $1,000 per share of Preferred Stock plus (b) any accrued but unpaid dividends on such share of Preferred Stock as of immediately prior to such liquidation and (ii) the amount that would be payable to the holders of the Preferred Stock had such holders converted their shares of Preferred Stock into shares of Company common stock immediately prior to such liquidation event and prior to payment of any amounts on Company common stock.

The Company has the option to convert all, but not less than all, of the Preferred Stock into shares of Company common stock at a strike price of $7.50 per share of Company common stock (the “Conversion Price”) on any date on which the volume weighted average trading price of shares of Company common stock for each trading day during any 60 of the prior 90 trading days is equal to or greater than 175% of the Conversion Price, in each case subject to certain terms and conditions.  Furthermore, the Company must convert all of the Preferred Stock into shares of Company common stock at the Conversion Price on the earlier of (i) ten (10) business days following a FID Event (as defined in the certificates of designations of the Preferred Stock) and (ii) the date that is the tenth (10th) anniversary of the closings of the issuances of the Preferred Stock, as applicable.

The shares of Preferred Stock bear dividends at a rate of 12% per annum, which are cumulative and accrue daily from the date of issuance on the $1,000 stated value.  Such dividends are payable quarterly and may be paid in cash or in-kind. As of September 30, 2018, we have accrued cumulative preferred dividends of $0.7 million.

The holders of Preferred Stock vote on an “as-converted” basis with the holders of the Company common stock on all matters brought before the holders of Company common stock. In addition, the holders of Preferred Stock have separate class voting rights with respect to certain matters affecting their rights.

The Preferred Stock do not qualify as a liability instruments under Accounting Standards Codification (“ASC”) 480 – Distinguishing Liabilities from Equity, because they are not mandatorily redeemable. However, as SEC Regulation S-X, Rule 5-02-27 does not permit a probability assessment for a change of control provision, the Preferred Stock must be presented as mezzanine equity between liabilities and stockholders’ equity on our consolidated balance sheets because a change of control event, although not considered probable, could force the Company to redeem the Preferred Stock for cash or assets of the Company. At each balance sheet date, we must re-evaluate whether the Preferred Stock continue to qualify for equity classification.

Warrants

The Series A Warrants issued to HGC represent the right to acquire in the aggregate 50 basis points (0.50%) of the fully diluted shares of all outstanding shares of Company common stock on the exercise date with a strike price of $0.01 per share. The Series A Warrants issued to each of the Fund Purchasers represent the right to acquire approximately 21 basis points (0.21%) in the aggregate of the fully diluted shares of all outstanding shares of Company common stock on the exercise date with a strike price of $0.01 per share.  The Series B Warrants issued to the Series B Preferred Stock Purchasers represent the right to acquire in the aggregate a  number of shares of Company common stock equal to (a)(i) the aggregate purchase price for the Series B Preferred Stock divided by (ii) $35 million, multiplied by (b)(i) 0.5% multiplied by (ii) the number of fully diluted shares of all outstanding shares of Company common stock on the exercise date with a strike price of $0.01 per share.

The Warrants have a fixed three-year term commencing on the closings of the issuances of the associated Preferred Stock.  The Warrants may only be exercised by the holders thereof at the expiration of such three-year term; however, the Company can force exercise of the Warrants prior to expiration of such term if the volume weighted average trading price of shares of Company common stock for each trading day during any 60 of the prior 90 trading days is equal to or greater than 175% of the Conversion Price and, in the case of the Series B Warrants, also if the Company simultaneously elects to force a mandatory exercise of all other warrants then-outstanding and unexercised and held by any holder of parity stock (as defined in the Certificate of Designations of Series B Convertible Preferred Stock).  Pursuant to ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the fair value of the Warrants was recorded as a non-current liability on our consolidated balance sheet on the issuance dates.  The Company revalued the Warrants as of September 30, 2018 and recognized a gain of approximately $83 thousand.

Net cash proceeds were allocated on a fair value basis to the Series A Warrants and Series B Warrants and on a relative fair value basis to the Company common stock, Series A Preferred Stock and Series B Preferred Stock. As described below, $2.5 million of the $41.1 million allocated to the Series A Preferred was allocated to additional paid-in capital to give effect to the intrinsic value of a beneficial conversion feature (“BCF”).  The allocation of net cash proceeds is as follows (in thousands):

		Allocation of Proceeds
						Additional Paid-in Capital
				Series A	Series B		Beneficial
		Series A	Series B	Convertible	Convertible	Common	Conversion
		Warrants	Warrants	Preferred	Preferred	Stock	Feature
Gross proceeds	$79,055
Equity issuance costs	(2,104)
Net proceeds - Initial Fair Value Allocation	$76,951	$4,859	$2,746	$41,079	$26,159	$2,108	$—
Allocation to BCF		—	—	(2,530)	—	—	2,530
Per balance sheet upon issuance		$4,859	$2,746	$38,549	$26,159	$2,108	$2,530

Beneficial Conversion Feature

ASC 470-20-20 – Debt – Debt with conversion and Other Options (“ASC 470-20”) defines a BCF as a nondetachable conversion feature that is in the money at the issuance date.  The Company was required by ASC 470-20 to allocate a portion of the proceeds from the Series A Preferred Stock equal to the intrinsic value of the BCF to additional paid-in capital.  The intrinsic value of the BCF is calculated at the issuance date as the difference between the “accounting conversion price” and the market price of shares of Company common stock multiplied by the number of shares of Company common stock into which the Series A Preferred Stock is convertible.  The accounting conversion prices of $5.58 per share and $6.24 per share for the Fund Purchasers and HGC, respectively, is different than the contractual conversion price of $7.50 per share.  The “accounting conversion price” is derived by dividing the proceeds allocated to the Series A Preferred Stock by the number of shares of Company common stock into which the Series A Preferred Stock is convertible.  We are recording the accretion of the $2.5 million Series A Preferred Stock discount attributable to the BCF as a deemed dividend using the effective yield method over the period prior to the expected conversion date.

Note 7 — Net Loss Per Share

The following table (in thousands, except for loss per share) reconciles basic and diluted weighted average common shares outstanding for the three and nine months ended September 30, 2018 and 2017:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Weighted average common shares outstanding:
Basic	106,639	103,870	106,476	99,124
Dilutive unvested stock, convertible preferred stock and common stock warrants	—	—	—	—
Diluted	106,639	103,870	106,476	99,124

Basic and diluted net loss per common share	$(0.10)	$(0.14)	$(0.29)	$(0.19)

Potentially dilutive securities not included in the diluted net loss per share computations because their effect would have been anti-dilutive were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Unvested stock (1)	513	—	483	—
Convertible preferred stock	3,322	—	1,119	—
Common stock warrants	12,507	12,059	12,225	12,059
Total dilutive common shares	16,342	12,059	13,827	12,059

(1)	Does not include 16.3 million shares for the three and nine months ended September 30, 2018, respectively, of unvested stock because the performance conditions had not yet been satisfied.

Note 8 — Share-based Compensation

We have granted shares of Company common stock and restricted stock to employees, consultants and a non-employee director under our 2017 Omnibus Incentive Plan (the “2017 Plan”) and in connection with the special meeting of stockholders on July 24, 2017.

Total share-based compensation consisted of the following (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Share-based compensation:
Equity awards	$2,451	$8,830	$13,169	$8,830
Liability awards	(1,153)	2,305	977	2,305
Total share-based compensation	1,298	11,135	14,146	11,135
Capitalized share-based compensation	183	(659)	(1,415)	(659)
Total share-based compensation expense	$1,481	$10,476	$12,731	$10,476

Certain employee contracts provided for cash bonuses upon a positive final investment decision (“FID”) in the Project (the “FID Bonus”).  In January 2018, the nominating, corporate governance and compensation committee of the board of directors approved, and certain employees party to such contracts accepted, an amendment to such contracts whereby the FID Bonuses would be settled in shares of Company common stock equal to 110% of the FID Bonus.  The associated liability for FID Bonuses to be settled in shares of Company common stock of $0.8 million is included in share-based compensation liability in our Consolidated Balance Sheets at September 30, 2018.

Note 9 — Income Taxes

Due to our cumulative loss position, we have established a full valuation allowance against our deferred tax assets at September 30, 2018 and December 31, 2017. Due to NextDecade LLC’s previous pass-through status and our full valuation allowance, we have not recorded a provision for federal or state income taxes during the three and nine months ended September 30, 2018 and 2017.

Note 10 — Commitments and Contingencies

Operating Leases

In June 2018, we executed a 24-month lease agreement for our corporate headquarters office space with a lease commencement date of September 24, 2018. Annual lease payments under this agreement, net of rent abatements and rent credits, are zero, $0.7 million and $0.9 million in 2018, 2019 and 2020, respectively.

Legal Proceedings

From time to time the Company may be subject to various claims and legal actions that arise in the ordinary course of business. As of September 30, 2018, management is not aware of any claims or legal actions that, separately or in the aggregate, are likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows, although the Company cannot guarantee that a material adverse event may not occur.

Other

In April 2018, we entered into an agreement with an intrastate pipeline company with assets near our Terminal which incentivizes the pipeline company to procure, permit and install a valve on an intrastate pipeline near our Terminal.  We agreed that, upon the later of (i) March 31, 2019 and (ii) thirty days after the valve has been installed, we will reimburse the pipeline company a cash amount equal to 50% of the costs incurred in connection with the valve, up to a maximum payment by us not to exceed $2 million.

During the third quarter of 2018, we conducted a competitive engineering, procurement and construction (“EPC”) bid process.  In connection with the EPC bid process, we entered into agreements with potential EPC contractors that provide for payments to be made by us to the EPC contractors as bid milestones are achieved (“Invitation to bid contract costs”).  As of September 30, 2018, we have incurred approximately $4.4 million of Invitation to bid contract costs.  Future potential payments for Invitation to bid contract costs are up to $2.1 million in 2018 and up to $14.9 million in 2019.

Note 11 — Recent Accounting Pronouncements

The following table provides a brief description of recent accounting standards that have not been adopted by the Company as of September 30, 2018:

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

January 1, 2019

We continue to evaluate the effect of this standard on our Consolidated Financial Statements. Preliminarily, we anticipate a material impact from the requirement to recognize all leases in our Consolidated Balance Sheets and no impact to cash flows. Because this assessment is preliminary and the accounting for leases is subject to significant judgment, this conclusion could change as we finalize our assessment. We have not yet determined the impact of the adoption of this standard upon our results of operations, whether we will elect to early adopt this standard or which, if any, practical expedients we will elect upon transition.

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
ASU 2018-15, Intangibles, Goodwill and Other Internal Use Software (Subtopic 350-40)

The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update.  Accordingly, the amendments in this update require an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. These amendments may be early adopted and are required to be applied retrospectively or prospectively to all implementation costs incurred after the date of adoption.

	January 1, 2020	We are currently evaluating the effect of this standard on our Consolidated Financial Statements.

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

		January 1, 2018	The adoption of this standard did not have an impact on our Consolidated Financial Statements or related disclosures.
ASU 2016‑16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory

This standard requires the immediate recognition of the tax consequences of intercompany asset transfers other than inventory. This standard may be early adopted, but only at the beginning of an annual period, and must be adopted using a modified retrospective approach.

		January 1, 2018	The adoption of this standard did not have an impact on our Consolidated Financial Statements or related disclosures.
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

Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ from those expressed in our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements are subject to change and inherent risks and uncertainties, including those described in the section titled “Risk Factors” in our most recent Annual Report on Form 10-K. You should consider our forward-looking statements in light of a number of factors that may cause actual results to vary from our forward-looking statements including, but not limited to:

• our ability to maintain the listing of our securities on a securities exchange or quotation medium;
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

Should one or more of the foregoing risks or uncertainties materialize in a way that negatively impacts us, or should your underlying assumptions prove incorrect, our actual results may vary materially from those anticipated in our forward-looking statements, and our business, financial condition, and results of operations could be materially and adversely affected.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date of this Quarterly Report on Form 10-Q.  You should not rely upon forward-looking statements as predictions of future events. In addition, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements.

Except as required by applicable law, we do not undertake any obligation to publicly correct or update any forward-looking statements.  All forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements as well as others made in our most recent Annual Report on Form 10-K as well as other filings we have made and will make with the Securities and Exchange Commission (the “SEC”) and our public communications. You should evaluate all forward-looking statements made by us in the context of these risks and uncertainties.

Overview

NextDecade Corporation is a LNG development company focused on LNG export projects and associated pipelines. We have focused and continue to focus our development activities on the Project.  We believe we maintain key competitive advantages involving engineering, commercial, and gas supply considerations. We submitted a pre-filing request for the Project to the Federal Energy Regulatory Commission (“FERC”) in March 2015 and filed a formal application with the FERC in May 2016. We believe we have robust commercial offtake and gas supply strategies in place and we estimate that the Project will commence commercial operations as early as 2023.

Unless the context requires otherwise, references to “NextDecade,” “the Company,” “we,” “us,” and “our” refer to NextDecade Corporation and its consolidated subsidiaries.

Recent Developments

Receipt of FERC Scheduling Notice and Draft Environmental Impact Statement

On August 31, 2018, the FERC issued a notice of schedule for environmental review of the Project.  According to the notice, the FERC will issue its final Environmental Impact Statement (“EIS”) on April 26, 2019, based on issuance of the draft EIS in October 2018.  The FERC subsequently issued the draft EIS on October 12, 2018.  The FERC has established a Federal Authorization Decision Deadline of July 25, 2019, 90 days from the scheduled issuance of the final EIS.

Engineering, Procurement, and Construction Contract

During the third quarter of 2018 we conducted a competitive engineering, procurement and construction (“EPC”) bid process.  We received expressions of interest (the “EOIs”) from multiple EPC contractors to participate in the EPC process.  We reviewed the EOIs against a series of selection criteria and issued formal invitations to bid to Bechtel Oil, Gas and Chemicals, Inc., Fluor Enterprises, Inc. and McDermott International, Inc. See additional information relating to the invitations to bid in Note 10 – Commitments and Contingencies of our Notes to Consolidated Financial Statements.  We expect to execute a final EPC contract in the third quarter of 2019.

Preferred Equity Offerings

Series A Convertible Preferred Stock Offering

In August 2018, we sold and issued a total of 51,000 shares of Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), together with associated warrants (the “Series A Warrants”), to (i) York Capital Management Global Advisors, LLC, severally on behalf of certain funds or accounts managed by it or its affiliates, (ii) Valinor Management, L.P., severally on behalf of certain funds or accounts for which it is investment manager, (iii) Bardin Hill Investment Partners LP (formerly known as Halcyon Capital Management LP), severally on behalf of certain funds or accounts managed by it or its affiliates and (iv) HGC NEXT INV LLC for an aggregate purchase price of $50 million (the “Series A Preferred Equity Offering”). For further descriptions of the Series A Preferred Stock and the Series A Warrants, see Note 6 – Preferred Stock and Common Stock Warrants of our Notes to Consolidated

Financial Statements, and for additional details on the Series A Preferred Equity Offering and the transactions in connection therewith, please refer to our Current Report on Form 8-K filed with the SEC on August 7, 2018.

Series B Convertible Preferred Stock Offering

In September 2018, we sold and issued a total of 29,636 shares of Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), together with associated warrants (the “Series B Warrants”), to certain funds managed by BlackRock for an aggregate purchase price of $29.055 million (the “Series B Preferred Equity Offering”).  For further descriptions of the Series B Preferred Stock and the Series B Warrants, see Note 6 – Preferred Stock and Common Stock Warrants of our Notes to Consolidated Financial Statements, and for additional details on the Series B Preferred Equity Offering and the transactions in connection therewith, please refer to our Current Report on Form 8-K filed with the SEC on August 24, 2018.

Liquidity and Capital Resources

Capital Resources

We have funded and continue to fund the development of the Project and general working capital needs through our cash on hand and proceeds from the issuance of equity.  As discussed above in “Recent Developments – Preferred Equity Offerings,” in August 2018, we sold and issued a total of 51,000 shares of Series A Preferred Stock, together with associated warrants, for an aggregate purchase price of $50 million, and in September 2018, we sold and issued a total of 29,636 shares of Series B Preferred Stock, together with associated warrants, for an aggregate purchase price of $29.055 million. Our capital resources consisted of approximately $33.9 million of cash and cash equivalents and $60.1 million of investment securities as of September 30, 2018.

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash for the periods presented (in thousands):

	Nine Months Ended
	September 30,
	2018	2017
Operating cash flows	$(12,646)	$(7,992)
Investing cash flows	(66,560)	16,030
Financing cash flows	77,383	24,147

Net (decrease) increase in cash and cash equivalents	(1,823)	32,185
Cash and cash equivalents – beginning of period	35,703	12,524
Cash and cash equivalents – end of period	$33,880	$44,709

Operating Cash Flows

Operating cash outflows during the nine months ended September 30, 2018 and 2017 were $12.6 million and $8.0 million, respectively.  The increase in operating cash outflows during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily related to additional employees, increased professional fees and travel costs, and increased marketing and conference sponsorship costs.

Investing Cash Flows

Investing cash outflows during the nine months ended September 30, 2018 of $66.6 million consisted of cash used for the development of the Project of $11.5 million and an investment of $55.1 million in a cash management fund.  The investing cash inflows during the nine months ended September 30, 2017 of $16.0 million were primarily the result of $26.8 million of cash acquired from our reverse recapitalization in July 2017 offset by cash used in the development of the Project of $10.7 million.

Financing Cash Flows

Financing cash inflows during the nine months ended September 30, 2018 and 2017 were $77.4 million and $24.1 million, respectively. The increase in financing cash inflows is due to $79.1 million of proceeds from the issuance of preferred equity offset by $1.7 million of equity issuance costs.

Capital Development Activities

We are primarily engaged in developing the Project, which will require significant additional capital to support further project development, engineering, regulatory approvals and compliance, and commercial activities in advance of a final investment decision (“FID”) made to finance and construct the Project. Even if successfully completed, the Project will not begin to operate and generate significant cash flows until at least several years from now, which management currently estimates being as early as 2023. Construction of the Project would not begin until, among other requirements for project financing, the FERC issues an order granting the necessary authorizations under the Natural Gas Act and once all required federal, state and local permits have been obtained. We estimate that we will receive all regulatory approvals and begin construction to support the commencement of commercial operations as early as 2023. As a result, our business success will depend, to a significant extent, upon our ability to obtain the funding necessary to construct the Project, to bring it into operation on a commercially viable basis and to finance our staffing, operating and expansion costs during that process.

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

Results of Operations

The following table summarizes costs, expenses and other income for the periods indicated (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	Change	2018	2017	Change
Revenues	$—	$—	$—	$—	$—	$—
General and administrative expenses	6,214	14,014	(7,800)	25,533	18,392	7,141
Invitation to bid contract costs	4,418	—	4,418	4,418	—	4,418
Land option and lease expenses	297	250	47	797	733	64
Depreciation expense	50	26	24	127	78	49
Operating loss	(10,979)	(14,290)	3,311	(30,875)	(19,203)	(11,672)
Gain on common stock warrant liabilities	83	—	83	83	—	83
Interest income, net	222	145	77	475	236	239
Other	(6)	(12)	6	(45)	(31)	(14)
Net loss attributable to NextDecade Corporation	(10,680)	(14,157)	3,477	(30,362)	(18,998)	(11,364)
Deemed dividends on Series A Convertible Preferred Stock	271	—	271	271	—	271
Net loss attributable to common stockholders	$(10,951)	$(14,157)	$3,206	$(30,633)	$(18,998)	$(11,635)

Our consolidated net loss was $10.7 million, or $0.10 per share (basic and diluted), for the three months ended September 30, 2018, compared to a net loss of $14.2 million, or $0.14 per share (basic and diluted), for the three months ended September 30, 2017.  The $3.5 million decrease in net loss was primarily a result of decreased general and administrative expenses partially offset by an increase in invitation to bid contract costs discussed separately below.

Our consolidated net loss was $30.4 million, or $0.29 per share (basic and diluted), for the nine months ended September 30, 2018, compared to a net loss of $19.0 million, or $0.19 per share (basic and diluted), for the nine months ended September 30, 2017.  The $11.4 million increase in net loss was primarily a result of increased general and administrative expenses and invitation to bid contract costs discussed separately below.

General and administrative expenses during the three months ended September 30, 2018 decreased $7.8 million compared to the same period in 2017 due to a reduction in share-based compensation expense of $9.1 million as a result of changes in the probability and expected timing of achievement of performance conditions partially offset by increases in the number of employees and amount of marketing and conference sponsorship costs of $1.1 million.

General and administrative expenses during the nine months ended September 30, 2018 increased $7.1 million compared to the same period in 2017 primarily due to (i) increases in the number of employees, professional fees, travel, and marketing and conference sponsorship costs of $4.9 million and (ii) increase in share-based compensation expense of approximately $2.2 million.

During the third quarter of 2018, we conducted a competitive EPC bid process.  In connection with the EPC bid process, we entered into agreements with potential EPC contractors that provide for payments to be made by us to the EPC contractors as bid milestones are achieved (“Invitation to bid contract costs”). As of September 30, 2018, we incurred approximately $4.4 million of Invitation to bid contract costs, no such costs were incurred during the comparable periods in 2017.

Gain on common stock warrant liabilities for the three and nine months ended September 30, 2018 is primarily due to a decrease in the share price of Company common stock from the date the warrants were issued to the remeasurement date at September 30, 2018.

Interest income, net during the three and nine months ended September 30, 2018 increased $0.1 million and $0.2 million, respectively, compared to the same periods in 2017 due to increased yield and higher average balances maintained in our cash and cash equivalent and investment securities accounts.

Deemed dividends on the Series A Preferred Stock for the three and nine months ended September 30, 2018 represents the accretion of the beneficial conversion feature associated with the Series A Preferred Stock issued in the third quarter of 2018.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2018.

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

Recent Accounting Standards

For descriptions of recently issued accounting standards, see Note 11 – Recent Accounting Pronouncements of our Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of “our disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal quarter ended September 30, 2018. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2018, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer

The following table summarizes stock repurchases for the three months ended September 30, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as a Part of Publicly Announced Plans	Maximum Number of Units That May Yet Be Purchased Under the Plans
July 2018	—	—	—	—
August 2018	—	—	—	—
September 2018	3,202	$ 5.90	—	—

(1)

Represents shares of Company common stock surrendered to us by participants in our 2017 Omnibus Incentive Plan (the “2017 Plan”) to settle the participants’ personal tax liabilities that resulted from the lapsing of restrictions on shares awarded to the participants under the 2017 Plan.

(2)

The price paid per share of Company common stock was based on the closing trading price of our common stock on the dates on which we repurchased shares of Company common stock from the participants under the 2017 Plan.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1(1)	Second Amended and Restated Certificate of Incorporation of NextDecade Corporation, dated July 24, 2017
3.2(2)	Amended and Restated Bylaws of NextDecade Corporation, dated July 24, 2017
3.3*	Certificate of Designation of Series A Convertible Preferred Stock, dated August 9, 2018
3.4*	Certificate of Designation of Series B Convertible Preferred Stock, dated September 28, 2018
4.1(3)	Specimen Common Share Certificate
4.2(4)	Specimen Unit Certificate
4.3(5)	Specimen Warrant Certificate
4.4(6)	Form of Warrant Agreement between Harmony Merger Corp. and Continental Stock Transfer & Trust Company
4.5(7)	Form of Warrant Agreement
4.6(8)	Form of Warrant Agreement
10.1(9)

Series A Convertible Preferred Stock Purchase Agreement, dated as of August 3, 2018, by and between NextDecade Corporation and York Capital Management Global Advisors, LLC, severally on behalf of certain funds or accounts advised by it or its affiliates

10.2(10)

Series A Convertible Preferred Stock Purchase Agreement, dated as of August 3, 2018, by and between NextDecade Corporation and Valinor Management, L.P., severally on behalf of certain funds or accounts for which it is investment manager

10.3(11)

Series A Convertible Preferred Stock Purchase Agreement, dated as of August 3, 2018, by and between NextDecade Corporation and Halcyon Capital Management LP, severally on behalf of certain funds or accounts advised by it or its affiliates

10.4(12)	Series A Convertible Preferred Stock Purchase Agreement, dated as of August 3, 2018, by and between NextDecade Corporation and HGC Next Inv LLC
10.5(13)	Registration Rights Agreement
10.6(14)	Purchaser Rights Agreement between by and between NextDecade Corporation and HGC Next Inv LLC
10.7(15)

Amendment No. 1 to Backstop Commitment Agreement, effective August 3, 2018 between NextDecade Corporation and York Capital Management Global Advisors, LLC, severally on behalf of the certain funds or accounts advised by it or its affiliates

10.8(16)

Amendment No. 1 to Backstop Commitment Agreement, effective August 3, 2018 between NextDecade Corporation and Valinor Management, LP, severally on behalf of the certain funds for which it is investment manager

10.9(17)

Amendment No. 1 to Backstop Commitment Agreement, effective August 3, 2018 between NextDecade Corporation and Halcyon Capital Management LP, severally on behalf of certain funds or accounts advised by it or its affiliates

10.10(18)	Series B Convertible Preferred Stock Purchase Agreement, dated as of August 23, 2018, entered into by and between NextDecade Corporation and the Purchasers named therein.
10.11(19)	Form of Registration Rights Agreement
10.12(20)	Form of Purchaser Rights Agreement.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

(1)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed July 28, 2017.
(2)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed July 28, 2017.
(3)	Incorporated by reference to Exhibit 4.2 of the Amendment No. 2 to the Registrant’s Registration Statement on Form S-1, filed October 10, 2014
(4)	Incorporated by reference to Exhibit 4.1 of the Amendment No. 7 to the Registrant’s Registration Statement on Form S-1, filed March 13, 2015.

(5)	Incorporated by reference to Exhibit 4.3 of the Amendment No. 7 to the Registrant’s Registration Statement on Form S-1, filed March 13, 2015.
(6)	Incorporated by reference to Exhibit 4.4 of the Amendment No. 7 to the Registrant’s Registration Statement on Form S-1, filed March 13, 2015.
(7)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed August 7, 2018.
(8)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed August 24, 2018.
(9)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed August 7, 2018.
(10)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed August 7, 2018.
(11)	Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed August 7, 2018.
(12)	Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, filed August 7, 2018.
(13)	Incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K, filed August 7, 2018.
(14)	Incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K, filed August 7, 2018.
(15)	Incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K, filed August 7, 2018.
(16)	Incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K, filed August 7, 2018.
(17)	Incorporated by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 8-K, filed August 7, 2018.
(18)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed August 24, 2018.
(19)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed August 24, 2018.
(20)	Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed August 24, 2018.

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTDECADE CORPORATION

Date: November 9, 2018	By:	/s/ Matthew K. Schatzman
Matthew K. Schatzman
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2018	By:	/s/ Benjamin A. Atkins
Benjamin A. Atkins
Chief Financial Officer
(Principal Financial Officer)