Form 10-K
period 2018-12-31
NextDecade Corp.
filed 2019-03-06
CIK 1612720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(MARK ONE)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File No. 001‑36842

NEXTDECADE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	46-5723951
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Louisiana Street, Suite 3900
Houston, Texas	77002
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (713) 574-1880

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $ 0.0001 par value	The NASDAQ Stock Market LLC
(Title of Class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

Redeemable Warrants, each to purchase one Share of Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically~~,~~ every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $137.1 million as of June 29, 2018.

109,850,774 shares of the registrant’s Common Stock, $0.0001 par value, were outstanding as of March 1, 2019.

Documents incorporated by reference: The definitive proxy statement for the registrant’s Annual Meeting of Stockholders (to be filed within 120 days of the close of the registrant’s fiscal year) is incorporated by reference into Part III.

NEXTDECADE CORPORATION

Organizational Structure

The following diagram depicts our abbreviated organizational structure as of December 31, 2018 with references to the names of certain entities discussed in this annual report.

Unless the context requires otherwise, references to “NextDecade,” the “Company,” “we,” “us” and “our” refer to NextDecade Corporation and its consolidated subsidiaries.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Annual Report on Form 10‑K, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. The words “anticipate,” “contemplate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “might,” “will,” “would,” “could,” “should,” “can have,” “likely,” “continue,” “design” and other words and terms of similar expressions, are intended to identify forward-looking statements.

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

Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ from those expressed in our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements are subject to change and inherent risks and uncertainties, including those described in the section entitled “Risk Factors” in this Annual Report on Form 10-K.  You should consider our forward-looking statements in light of a number of factors that may cause actual results to vary from our forward-looking statements including, but not limited to:

•	our ability to maintain the listing of our securities on a securities exchange or quotation medium;
•	changes adversely affecting the business in which we are engaged;
•	management of growth;
•	general economic conditions;
•	our development of liquefied natural gas (“LNG”) liquefaction and export projects;
•

our ability to secure additional debt and equity financing in the future to complete the terminal at the Port of Brownsville in southern Texas (the “Terminal”) and an associated 137-mile pipeline to supply gas to the Terminal (the “Pipeline” and, together with the Terminal, the “Project”);

•	the accuracy of estimated costs for the Project;
•	the governmental approval of construction and operation of the Project;
•	the successful completion of the Project by third-party contractors;
•	our ability to generate cash;
•	the development risks, operational hazards, regulatory approvals applicable to the Project’s construction and operations activities;
•	our anticipated competitive advantage;
•	the global demand for and price of natural gas (versus the price of imported LNG);
•	the availability of LNG vessels worldwide;
•	legislation and regulations relating to the LNG industry;
•	negotiations for the Terminal site lease and right-of-way options for the Pipeline route;

•	compliance with environmental laws and regulations; and
•	the result of future financing efforts and applications for customary tax incentives.

Should one or more of the foregoing risks or uncertainties materialize in a way that negatively impacts us, or should the underlying assumptions prove incorrect, our actual results may vary materially from those anticipated in our forward-looking statements and, our business, financial condition and results of operations could be materially and adversely affected.

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

Part I

Item 1. Business

Our Formation

We were incorporated in Delaware on May 21, 2014 and were formed for the purpose of acquiring, through a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, one or more businesses or entities. On July 24, 2017, one of our subsidiaries merged with and into NextDecade LLC, a LNG development company founded in 2010 to develop LNG export projects and associated pipelines.  Prior to the merger with NextDecade LLC, we had no operations and our assets consisted of cash proceeds received in connection with our initial public offering.

Our common stock trades on the Nasdaq Capital Market (“Nasdaq”) under the symbol “NEXT.”

Our warrants issued in connection with our initial public offering in 2015 (the “IPO Warrants”) trade on the OTC Pink Market under the symbol “NEXTW.”

Company Overview

Our management is comprised of a team of industry leaders with extensive experience in LNG marketing and project development.  We have focused and continue to focus our development activities on the Project and have undertaken and continue to undertake various initiatives to evaluate, design and engineer the Project that we expect will result in demand for LNG supply at the Terminal, which would allow us to seek construction financing to develop the Project.    We believe the Project possesses competitive advantages in several important areas, including engineering, design, commercial, regulatory and gas supply. We submitted a pre-filing request for the Project to the Federal Energy Regulatory Commission (the “FERC”) in March 2015 and filed a formal application with the FERC in May 2016. We also believe we have robust commercial offtake and gas supply strategies and we estimate that the Project will commence commercial operations as early as 2023.

We believe that the Terminal, to be located on a 984-acre site in Brownsville, Texas, along with the Pipeline connecting the Terminal to the Agua Dulce market area, is well-positioned among the second wave of United States (“U.S.”) LNG projects. The Terminal is engineered to have liquefaction capacity of 27 million metric tons of LNG per annum (“mtpa”). It is located to take advantage of natural gas resources in Texas, including the Permian Basin and Eagle Ford Shale. We plan to construct, develop, own and operate the Project. We have an exclusive option for a long-term lease with the Port of Brownsville for the Terminal site through November 5, 2019.

The Project is expected to be permitted for up to six liquefaction trains (each with a nominal capacity of at least 4.5 mtpa), four LNG storage tanks (each with a capacity of 180,000 cubic meters), two marine jetties for ocean-going LNG vessels, one turning basin, and six truck loading bays for LNG and natural gas liquids. The Pipeline is expected to be comprised of twin, 137-mile-long, 42-inch-outside diameter, natural gas pipelines, three 180,000-horsepower compressor stations, two 30,000-horsepower interconnect booster stations, six mainline valve sites, four metering sites, and various ancillary facilities. The twin pipelines are expected to be rated to a maximum allowable operating pressure of 1,480 pounds per square inch and total deliverability of at least 4.5 billion cubic feet per day (“Bcf/d”). We are exploring design enhancements to increase throughput capacity for the Project.

We have also leased a 994-acre site on the Houston Ship Channel in Texas City, Texas for our second U.S. LNG project, which is expected to be permitted for up to three trains (each with a nominal capacity of 5.5 mtpa), a minimum of two LNG storage tanks (each with a capacity of 200,000 cubic meters), two marine jetties for ocean-going LNG vessels and one turning basin (the “Galveston Bay Terminal”).  We intend to use similar design and engineering as the Terminal.

Engineering, Procurement, and Construction

During the third quarter of 2018, we initiated a competitive engineering, procurement and construction (“EPC”) bid process.  We received expressions of interest (the “EOIs”) from multiple EPC contractors to participate in the EPC process.  We reviewed the EOIs against a series of selection criteria and issued formal invitations to bid to Bechtel Oil, Gas and Chemicals, Inc., Fluor Enterprises, Inc. and McDermott International, Inc.  In December 2018, each of the EPC bidders provided us with an endorsement of the Terminal’s front-end engineering and design (“FEED”), which indicates the bidders’ confirmation that the Terminal is technically feasible and can be further designed, engineered, permitted, constructed, commissioned and safely placed into operations.  The EPC bid process is scheduled to culminate on April 22, 2019 with the submission by each EPC contractor of a lump-sum turnkey EPC price.  We expect to execute a final EPC contract in the third quarter of 2019.

Commercial

We are continuing commercial discussions with a variety of parties ranging from large utilities and state-sponsored enterprises to portfolio and multinational commodity interests.  Leveraging the global relationships and extensive experience of our management team, we expect to sign long-term binding offtake commitments for substantially all of the Terminal’s capacity prior to a final investment decision (“FID”).

We believe the Project’s location will provide customers with access to low-cost natural gas from the Permian Basin and Eagle Ford Shale. We are focused on selling LNG to customers through a “free on board” model whereby a marketing affiliate would acquire feed gas, the Terminal would produce the LNG and the title transfer would occur at the interface between the Terminal and the customer’s ship.

In 2018, we complemented our Henry Hub-based offering with LNG pricing indexed to the Agua Dulce area, Waha and Brent crude oil prices.  As discussed below, we believe this Brent indexed product is a competitive advantage related to our access to associated gas from the Permian basin as it allows us to access new customer segments that desire an alternative to Henry Hub priced LNG. This builds on natural advantages of U.S. LNG export projects such as the country’s abundant gas supply, existing pipeline infrastructure, political stability, and a competitive project execution environment.

Governmental Permits, Approvals and Authorizations

We will be required to obtain governmental approvals and authorizations to implement our proposed business strategy, which includes the design, construction and operation of the Project and the export of LNG from the U.S. to foreign countries. The design, construction and operation of LNG export terminals is a regulated activity and is subject to Section 3 of the federal Natural Gas Act (the “NGA”). Federal law has bifurcated regulatory jurisdiction of LNG export and import activities.  The FERC has jurisdiction over the siting, construction and permitting of LNG import and export facilities.  The U.S. Department of Energy (the “DOE”) has jurisdiction over the import and export of the natural gas commodity, including natural gas in the form of LNG.  The FERC also has jurisdiction over the siting, construction and operation of interstate natural gas pipelines under Section 7 of the NGA and regulates interstate pipelines’ terms and conditions of service under Sections 4 and 5 of the NGA. In 2002, the FERC established a policy of not regulating the terms and conditions of service for LNG import or export facilities or requiring that LNG import or export facilities operate as “open access” facilities for all customers.  The Energy Policy Act of 2005, which amended the NGA, codified this policy until January 1, 2015, and the FERC has not indicated that it intends to depart from its policy of not regulating the terms or conditions of service or requiring that LNG terminals operate on an open access basis.

Although the FERC is the primary agency with jurisdiction over LNG import and export facilities, the FERC works closely with other federal and state agencies to evaluate applications for LNG export facilities.  These agencies include the U.S. Department of Transportation’s Pipeline and Hazardous Materials Safety Administration (the “PHMSA”), the U.S. Coast Guard (the “Coast Guard”), the U.S. Army Corps of Engineers, the U.S. Environmental Protection Agency, the International Boundary and Water Commission and other federal agencies with jurisdiction over potential environmental impacts of LNG terminal construction and operation.  Certain federal laws, such as the Clean Water Act, the Clean Air Act and the Coastal Zone Management Act, delegate authority over certain actions to state agencies.  In reviewing an application for an LNG import or export terminal or an interstate natural gas pipeline, the FERC also works with these state agencies that have jurisdiction over certain aspects of LNG terminal or interstate natural gas pipeline construction or operation.

In particular, the PHMSA has established safety standards for interstate natural gas pipelines and LNG facilities.  Similarly, the Coast Guard has established safety regulations for marine operations at LNG facilities and the operation of LNG carriers.  The FERC, the PHMSA and the Coast Guard entered into a Memorandum of Understanding in 2004 that establishes the FERC’s primary role in evaluating LNG terminal applications and defines the process for coordinating the review of an LNG import or export terminal application with the PHMSA and the Coast Guard.  In 2018, the FERC and the PHMSA entered into a separate Memorandum of Understanding that establishes the process and timeline by which the PHMSA should determine whether an LNG terminal project will meet the PHMSA’s LNG safety siting standards.

We filed our formal application for the Project with the FERC on May 5, 2016 and received a Draft Environmental Impact Statement from the FERC on October 12, 2018.  The FERC’s approval of the Terminal under Section 3 of the NGA and of the Pipeline under Section 7 of the NGA is expected in late July 2019.  Separately, we submitted a pre-filing request to the FERC for the Galveston Bay Terminal on August 31, 2018, and the FERC initiated its pre-filing process for that application on October 10, 2018.

Section 3 of the NGA requires prior authorization by the DOE for the import or export of natural gas, including LNG, from the U.S. The DOE’s practice has been to include certain reporting requirements in its LNG export authorizations, including mandating the reporting of the foreign destination of U.S.-sourced LNG.  In December 2018, the DOE clarified its reporting requirements, directing LNG export authorization holders and their downstream counterparties to report the destination to which the U.S.-sourced LNG was “actually delivered,” in contrast to the agency’s prior policy requiring the reporting of where the LNG was “delivered for end use.”  This revised policy recognizes the increasing flexibility and liquidity in the global LNG market.

On September 7, 2016, Rio Grande obtained an authorization for export of LNG to countries with which the U.S. has a Free Trade Agreement (“FTA”) on our own behalf and as an agent for others for a term of 30 years.  On June 13, 2018, Galveston Bay obtained a similar authorization for export of LNG to FTA countries on our own behalf and as an agent for others for a term of 20 years.  The DOE’s December 2018 order adjusting the reporting requirements applies to both of the authorizations for LNG to FTA countries.  However, many of our target markets are not FTA countries. We have applied to the DOE for approval to export LNG to non-FTA countries.  Non-FTA authorizations are expected shortly after completion of the FERC’s environmental review processes.

Gas Supply

The proposed Terminal site will be located in Brownsville, Texas, benefiting from close access to the Permian Basin and Eagle Ford Shale. We expect to realize material benefits from providing our customers with access to these low-cost associated gas resources.  Independent shale producers have created extraordinary efficiencies and improvements, including enhanced well recoveries through extended lateral lengths and hydraulic fracturing technology, rig productivity, and operating and lifecycle costs. However, U.S. demand has not risen proportionally with the growth in recoverable reserves.

For example, whereas U.S. demand for natural gas has generally increased modestly year-over-year the past few decades, the level of new discoveries and production has been significant.  According to the U.S. Energy Information Administration (the “EIA”), domestic demand for natural gas has increased from approximately 20 trillion cubic feet (“Tcf”) per year in 1980 to approximately 27.1 Tcf in 2017, a 35 percent increase.  However, proved reserves of natural gas have increased by approximately 200 Tcf over the same period, a 100 percent increase. Due to technological advancements, almost all U.S. reserve basins are able to produce gas for a break-even cost of less than $3.00/MMBtu, which is less than the approximate price implied by gas forward curves for at least the next ten years.

The Permian Basin has exceeded expectations and produced large quantities of associated gas, the production of which occurs as a byproduct with oil production. The State of Texas severely restricts the flaring of natural gas, so infrastructure is required to transport this associated gas to Gulf Coast markets economically. Two new high-pressure Permian pipeline gas takeaway projects are being constructed.  The first is the Gulf Coast Express (“GCX”) project.  With an estimated in-service date of October 2019, the GCX project will move an estimated 1.9 Bcf/d of gas from the Waha area in the Permian Basin to Agua Dulce, Texas, where the Terminal expects to receive gas supply.   The second project is the Permian Highway Pipeline, capable of bringing 2.0 Bcf/day of gas supply to the Katy Hub, located just outside of Houston, Texas with a portion of that capacity able to be delivered to markets from Freeport, Texas to the Agua Dulce area of Texas.  These new pipelines will provide a much-needed exit strategy for incremental Permian gas supplies.

The Permian Basin is approaching its 100th year of oil production.  At present, production has reached a record 3.8 million barrels per day (MBPD) and is estimated to grow to 6.4 MBPD by 2022, making it the world’s second-most-prolific field, behind Ghawar in Saudi Arabia.

In December 2018, the EIA estimated natural gas production in the Permian Basin to be 12.4 Bcf/d, up from 6.9 Bcf/d in May 2016.   This significant increase in gas production relative to anticipated takeaway capacity constraints (despite expected capacity growth), has led to a negative basis at the Waha Hub relative to the Henry Hub.

We believe that the Pipeline, projected to have at least eight interconnects with a combined 6.7 Bcf/d of receipt capacity, will have supply flexibility and be price competitive. Eastward takeaway capacity from the Permian is already expanding in the region, with high-profile plans over the next 9 to 18 months among key pipeline sponsors.  The combination of increased production and expanding takeaway capacity indicates that the Agua Dulce hub, from which the Pipeline is proposed to be routed, is expected to become increasingly liquid and remain competitively priced to Henry Hub. We believe our proximity to two major gas reserves basins, increasing takeaway capacity in the area, a significant influx of production and infrastructure investment over the last 12 to 18 months, as well as our existing contacts and discussions with some of the largest regional operators, represent key elements of a compelling feed gas strategy for partners and customers alike. We are continuing to advance substantive negotiations in these areas.

Competition

We are subject to a high degree of competition in all aspects of our business. See “Item 1.A — Risk Factors —Competition in the energy industry is intense, and some of our competitors have greater financial, technological and other resources.”

The Project will compete with liquefaction facilities worldwide to supply low-cost liquefaction to the market. There are liquefaction facilities worldwide that we will compete with for customers.  In addition, we will compete with a variety of companies in the global LNG market, such as independent, technology-driven companies, major and other independent oil and natural gas companies and utilities. Many of these competitors have longer operating histories, more development experience, greater name recognition, greater access to the LNG market, more employees and substantially greater financial, technical and marketing resources than we currently possess.

Employees

As of December 31, 2018, we had 36 full-time employees and 11 independent contractors.  We hire independent contractors on an as needed basis and have no collective bargaining agreements with our employees.

Offices

Our principal executive offices are located at 1000 Louisiana St., Suite 3900, Houston, Texas, 77002, and our telephone number is (713) 574-1880.

Available Information

Our internet website address is www.next-decade.com. We intend to use our website as a means of disclosing material non-public information and for complying with disclosure obligations under Regulation FD. Such disclosures will be included on our website under the heading “Investors.” Accordingly, investors should monitor such portion of our website, in addition to following our press releases and SEC filings. Within our website under the heading “Investors,” we make available free of charge our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed with or furnished to the SEC under applicable securities laws. These materials are made available as soon as reasonably practical after we electronically file such materials with or furnish such materials to the SEC. Information on our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this document. In addition, we intend to disclose on our website any amendments to, or waivers from, our Code of Conduct and Ethics that are required to be publicly disclosed pursuant to rules of the SEC.

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

We are not expected to generate cash flow, or even obtain revenues, unless and until the Project is operational, which is expected to be at least four years away, and, accordingly, distributions to investors may be limited, delayed, or non-existent.

Our cash flow and consequently our ability to distribute earnings is solely dependent upon the revenues Rio Grande and Rio Bravo receive from the Project and the transfer of funds by Rio Grande and Rio Bravo to NextDecade in the form of distributions or otherwise. Rio Grande’s and Rio Bravo’s abilities to complete the Project, as discussed further below, will be dependent upon, among other things, our ability to obtain necessary regulatory approvals and raise the capital necessary to fund development of the Project.

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

Since we will be unable to generate any revenue while we are in the development and construction stages for multiple years, we will need additional financing to provide the capital required to execute our business plan. We will need significant funding to develop and construct the Project as well as for working capital requirements and other operating and general corporate purposes.

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

In addition, the ability to obtain financing for the Project is expected to be contingent upon, among other things, our ability to enter into sufficient long-term commercial agreements prior to the commencement of construction. For additional information regarding our ability to enter into sufficient long-term commercial agreements, see “— Our ability to generate cash is substantially dependent upon us entering into satisfactory contracts with third parties and the performance of those third parties under those contracts.”

We may be subject to risks related to doing business in, and having counterparties based in, foreign countries.

We may engage in operations or make substantial commitments to and investments in, and enter into agreements with, counterparties located outside the U.S., which would expose us to political, governmental and economic instability and foreign currency exchange rate fluctuations.

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

As our reporting currency is the U.S. dollar, any operations conducted outside the U.S. or transactions denominated in foreign currencies would face additional risks of fluctuating currency values and exchange rates, hard currency shortages and controls on currency exchange. In addition, we would be subject to the impact of foreign currency fluctuations and exchange rate changes on our financial reports when translating our assets, liabilities, revenues and expenses from operations or transactions outside of the U.S. into U.S. dollars at the then-applicable exchange rates. These translations could result in changes to our results of operations from period to period.

Costs for the Project are subject to various factors.

Construction costs for the Project will be subject to various factors such as economic and market conditions, government policy, claims and litigation risk, competition, the final terms of any definitive agreement for services with our EPC service provider, change orders, delays in construction, legal and regulatory requirements, unanticipated regulatory delays, site issues, increased component and material costs, escalation of labor costs, labor disputes, increased spending to maintain our construction schedule and other factors. In particular, costs for the Project are expected to be substantially affected by:

•

global prices of nickel, steel, concrete, pipe, aluminum and other component parts of the Project and the contractual terms upon which our contractors are able to source and procure required materials;

•	any U.S. import tariffs or quotas on steel, aluminum, pipe or other component parts of the Project, which may raise the prices of certain materials used in the Project;
•	commodity and consumer prices (principally, natural gas, crude oil and fuels that compete with them in our target markets) on which our economic assumptions are based;

•	the exchange rate of the U.S. Dollar with other currencies;
•	changes in regulatory regimes in the U.S. and the countries to which we will be authorized to sell LNG;
•	levels of competition in the U.S. and worldwide;
•	changes in the tax regimes in the countries to which we sell LNG or in which we operate;
•	cost inflation relating to the personnel, materials and equipment used in our operations;
•	delays caused by events of force majeure or unforeseeable climatic events;
•	interest rates; and
•	synergy benefits associated with the development of multiple phases of the Project using identical design and construction philosophies.

In addition to our willingness to make a FID and our ability to construct the Project and achieve operations, events related to such activities may cause actual costs of the Project to vary from the range, combination and timing of assumptions used for projected costs of the Project.  Such variations may be material and adverse, and an investor may lose all or a portion of its investment.

The construction and operation of the Project remains subject to further governmental approvals, and some approvals may be subject to further conditions, review and/or revocation.

We are required to obtain governmental approvals and authorizations to implement our proposed business strategy, which includes the design, construction and operation of the Project and the export of LNG from the U.S. to foreign countries. As described above under “Business− Governmental Permits, Approvals and Authorizations,” the design, construction and operation of LNG export terminals is a highly regulated activity in the U.S., subject to a number of permitting requirements, regulatory approvals and ongoing safety and operational compliance programs. There is no guarantee that we will obtain or, if obtained, maintain these governmental authorizations, approvals and permits.  Failure to obtain, failure to obtain on a timely basis, or failure to maintain any of these governmental authorizations, approvals and permits could have a material adverse effect on our business, results of operations, financial condition and prospects.

Future legislation and regulations, such as those relating to the transportation and security of LNG exported from the proposed LNG facilities, and ongoing reviews relating to certain permits and approvals could cause additional expenditures, restrictions and delays in connection with the proposed LNG facilities and their construction, the extent of which cannot be predicted, and which may require us to substantially limit, delay or cease operations in some circumstances.

We consider recent policy and regulatory developments that (i) streamline LNG terminal permitting, such as the FERC’s continuation of its policy of not regulating the terms and conditions of service for LNG import or export facilities and the 2018 FERC-PHMSA Memorandum of Understanding, and (ii) clarify LNG export reporting requirements, such as the DOE’s 2018 policy statement on downstream LNG delivery reporting, to be beneficial to us and the broader U.S. LNG industry.  However, revised, reinterpreted or additional laws and regulations that result in increased compliance costs or additional operating costs and restrictions could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.

In addition, some of these governmental authorizations, approvals and permits require extensive environmental review. Some groups have perceived, and other groups could perceive, that the proposed construction and operation of the Project or the Galveston Bay Terminal could negatively impact the environment or cultural heritage sites. Objections from such groups could cause delays, damage to reputation and difficulties in obtaining governmental authorizations, approvals or permits or prevent the obtaining of such authorizations, approvals or permits altogether.  Although the necessary authorizations, approvals and permits to construct and operate the Project and the Galveston Bay Terminal may be obtained, such authorizations, approvals and permits may be subject to ongoing conditions imposed by regulatory agencies or may be subject to legal proceedings not involving us, which is customary for U.S. LNG projects.

The Project and the Galveston Bay Terminal will be subject to a number of environmental laws and regulations that impose significant compliance costs, and existing and future environmental and similar laws and regulations could result in increased compliance costs, liabilities or additional operating restrictions.

Our business will be subject to extensive federal, state and local regulations and laws, including regulations and restrictions on discharges and releases to the air, land and water and the handling, storage and disposal of hazardous materials and wastes in connection with the development, construction and operation of its liquefaction facilities. These regulations and laws will require us to maintain permits, provide governmental authorities with access to its facilities for inspection and provide reports related to its compliance.  Violation of these laws and regulations could lead to substantial fines and penalties or to capital expenditures related to pollution control or remediation equipment that could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects. Federal and state laws impose liability, without regard to fault or the lawfulness of the original conduct, for the release of certain types or quantities of hazardous substances into the environment. As the owner and operator of the Project and the Galveston Bay Terminal, we could be liable for the costs of cleaning up hazardous substances released into the environment and for damage to natural resources.

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

Timely and cost-effective completion of the Project in conformity with agreed-upon specifications will be highly dependent upon the performance of third-party contractors pursuant to their agreements. However, we have not yet entered into definitive agreements with certain of the contractors, advisors and consultants necessary for the development and construction of the Project. We may not be able to successfully enter into such construction contracts on terms or at prices that are acceptable to us.

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

Furthermore, we may have disagreements with our third-party contractors about different elements of the construction process, which could lead to the assertion of rights and remedies under the related contracts, resulting in a contractor’s unwillingness to perform further work on the relevant project. We may also face difficulties in commissioning a newly constructed facility. Any of the foregoing issues or significant project delays in the development or construction of the Project could materially and adversely affect our business, results of operations, financial condition and prospects. We plan to enter into a lump-sum turnkey EPC contract, which could mitigate certain of these design, construction and execution risks through performance, time and cost guarantees. We expect to execute an EPC contract in the third quarter of 2019.

Our ability to generate cash is substantially dependent upon us entering into satisfactory contracts with third parties and the performance of those third parties under those contracts.

We have not yet entered into, and may never be able to enter into, satisfactory commercial arrangements with third-party suppliers of feedstock or other required supplies to the Project, or customers for products and services from the Project.

Our business strategy regarding how and when the Project’s export capacity or LNG produced by the Terminal is marketed may change based on market factors. Without limitation, our business strategy may change due to inability to enter into agreements with customers or based on our or market participants’ views regarding future supply and demand of LNG, prices, available worldwide natural gas liquefaction capacity or regasification capacity or other factors. If efforts to market the Project’s export capacity or LNG produced by the Terminal are not successful, our business, results of operations, financial condition and prospects may be materially and adversely affected.

Our construction and operations activities will be subject to a number of development risks, operational hazards, regulatory approvals and other risks which may not be fully covered by insurance, and which could cause cost overruns and delays that could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.

Siting, development and construction of the Project will be subject to the risks of delay or cost overruns inherent in any construction project resulting from numerous factors, including, but not limited to, the following:

•	difficulties or delays in obtaining, or failure to obtain, sufficient debt or equity financing on reasonable terms;
•	failure to obtain all necessary government and third-party permits, approvals and licenses for the construction and operation of any of the proposed LNG facilities;
•	failure to obtain sale and purchase agreements that generate sufficient revenue to support the financing and construction of the Project;
•	difficulties in engaging qualified contractors necessary to the construction of the contemplated Project or other LNG facilities;
•	shortages of equipment, materials or skilled labor;
•	natural disasters and catastrophes, such as hurricanes, explosions, fires, floods, industrial accidents and terrorism;
•	delays in the delivery of ordered materials;
•	work stoppages and labor disputes;
•	competition with other domestic and international LNG export terminals;

•

unanticipated changes in domestic and international market demand for and supply of natural gas and LNG, which will depend in part on supplies of and prices for alternative energy sources and the discovery of new sources of natural resources;

•	unexpected or unanticipated additional improvements; and
•	adverse general economic conditions.

Delays beyond the estimated development periods, as well as cost overruns, could increase the cost of completion beyond the amounts that are currently estimated, which could require us to obtain additional sources of financing to fund the activities until the Project is constructed and operational, which could cause further delays. The need for additional financing may also make the Project uneconomic. Any delay in completion of the Project may also cause a delay in the receipt of revenues projected from the Project or cause a loss of one or more customers. As a result, any significant construction delay, whatever the cause, could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.

Our operations will be subject to all of the hazards inherent in the receipt and processing of natural gas to LNG, and associated short-term storage including:

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

Due to the scale of the Project, we may encounter capacity limits in insurance markets, thereby limiting our ability to economically obtain insurance with our desired level of coverage limits and terms.  We may elect not to obtain insurance for any or all of these risks if we believe that the cost of available insurance is excessive relative to the risks presented. In addition, contractual liabilities and pollution and environmental risks generally are not fully insurable. The occurrence of an event that is not fully covered by insurance could have a material adverse effect on our business, financial condition and results of operations.

We may experience increased labor costs, and the unavailability of skilled workers or our failure to attract and retain qualified personnel could adversely affect us. In addition, changes in our senior management or other key personnel could affect our business operations.

We are dependent upon the available labor pool of skilled employees authorized to work in the U.S. We compete with other energy companies and other employers to attract and retain qualified personnel with the technical skills and experience required to construct and operate our facilities and pipelines and to provide our customers with the highest quality service. A shortage in the labor pool of skilled workers able to legally work in the U.S. or other general inflationary pressures or changes in applicable laws and regulations could make it more difficult for us to attract and retain qualified personnel and could require an increase in the wage and benefits packages that we offer, thereby increasing our operating costs. Any increase in our operating costs could materially and adversely affect our business, financial condition, operating results, liquidity and prospects.

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

Failure of exported LNG to be a competitive source of energy for international markets could adversely affect our customers and could materially and adversely affect our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

Operations of the Project will be dependent upon our ability to deliver LNG supplies from the U.S., which is primarily dependent upon LNG being a competitive source of energy internationally. The success of our business plan is dependent, in part, on the extent to which LNG can, for significant periods and in significant volumes, be supplied from North America and delivered to international markets at a lower cost than the cost of alternative energy sources. Through the use of improved exploration technologies, additional sources of natural gas may be discovered outside the U.S., which could increase the available supply of natural gas outside the U.S. and could result in natural gas in those markets being available at a lower cost than that of LNG exported to those markets.

Additionally, our liquefaction projects will be subject to the risk of LNG price competition at times when we need to replace any existing LNG sale and purchase contract, whether due to natural expiration, default or otherwise, or enter into new LNG sale and purchase contracts. Factors relating to competition may prevent us from entering into a new or replacement LNG sale and purchase contract on economically comparable terms as prior LNG sale and purchase contracts, or at all. Factors which may negatively affect potential demand for LNG from our liquefaction projects are diverse and include, among others:

•	increases in worldwide LNG production capacity and availability of LNG for market supply;

•	decreases in demand for LNG or increases in demand for LNG, but at levels below those required to maintain current price equilibrium with respect to supply;
•	increases in the cost of natural gas feedstock supplied to any project;
•	decreases in the cost of competing sources of natural gas or alternate sources of energy such as coal, heavy fuel oil, diesel, nuclear, hydroelectric, wind and solar;
•	decrease in the price of non-U.S. LNG, including decreases in price as a result of contracts indexed to lower oil prices;
•	increases in capacity and utilization of nuclear power and related facilities;
•	increases in the cost of LNG shipping; and
•	displacement of LNG by pipeline natural gas or alternate fuels in locations where access to these energy sources is not currently available.

Political instability in foreign countries that import natural gas, or strained relations between such countries and the U.S. may also impede the willingness or ability of LNG suppliers, purchasers and merchants in such countries to import LNG from the U.S.  Furthermore, some foreign purchasers of LNG may have economic or other reasons to obtain their LNG from non-U.S. markets or our competitors’ liquefaction facilities in the U.S.

As a result of these and other factors, LNG may not be a competitive source of energy internationally. The failure of LNG to be a competitive supply alternative to local natural gas, oil and other alternative energy sources in markets accessible to our customers could adversely affect the ability of our customers to deliver LNG from the U.S. on a commercial basis. Any significant impediment to the ability to deliver LNG from the U.S. generally or from the Project specifically could have a material adverse effect on our customers and our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

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

Many competing companies have secured access to, or are pursuing development or acquisition of, LNG facilities in North America. We may face competition from major energy companies and others in pursuing our proposed business strategy to provide liquefaction and export products and services at the Project. In addition, competitors have and are developing LNG terminals in other markets, which will compete with U.S. LNG facilities. Some of these competitors have longer operating histories, more development experience, greater name recognition, superior tax incentives, more employees and substantially greater financial, technical and marketing resources than we currently possess. The superior resources that some of these competitors have available for deployment could allow them to compete successfully against us, which could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.

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

We will rely on third-party engineers to estimate the future capacity ratings and performance capabilities of the Project, and these estimates may prove to be inaccurate.

We will rely on third parties for the design and engineering services underlying our estimates of the future capacity ratings and performance capabilities of the Project. Any of our LNG facilities, when constructed, may not have the capacity ratings and performance capabilities that we intend or estimate. Failure of any of our facilities to achieve our intended capacity ratings and performance capabilities could prevent us from achieving the commercial start dates under our future LNG sale and purchase agreements and could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

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

The number of potential customers is limited. Some potential purchasers of the LNG to be produced from the Terminal are new to the LNG business and have limited experience in the industry. We will be reliant upon the ability of these customers to enter into satisfactory downstream arrangements in their home markets for the licenses to import and sell re-gasified LNG. Some of these jurisdictions are heavily regulated and dominated by state entities. In certain instances, customers may require credit enhancement measures in order to satisfy project-financing requirements.

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

We have commenced work on securing options for rights-of-way along the approximately 137-mile Pipeline route. This involves direct negotiations with more than 125 landowners along the route, some of whom may not be familiar with oil and gas developments or negotiate terms in good faith. It is possible that as we progress these negotiations, we may encounter recalcitrant land-owners or competitive projects offering more attractive terms which could result in additional time and cost in order to secure the Pipeline route. Although the Pipeline is being permitted under Section 7 of the Natural Gas Act, which provides a Section 7 certificate holder with the right of eminent domain, any recourse to eminent domain proceedings will increase the time and cost at which these rights-of-way will be secured. If the time or cost required to obtain these rights-of-way increases substantially or we are unable to obtain the rights-of-way, our business could be materially adversely affected.

Our U.S. competitors have acquired significant property tax incentives, and we may not be able to acquire or may not have acquired similar incentives from applicable taxing entities.

Due to the size of the Project’s capital investment, property taxes represent large operating costs for the Project. The principal taxing entities are the Point Isabel Independent School District (“PIISD”) and Cameron County (the “County”). Due to local opposition supported by national environmental interest groups, PIISD did not initially accept our application for a value limitation agreement pursuant to the State of Texas tax code provisions for economic development. We intend to resubmit the application for consideration, but there is no guaranty that it will be accepted and approved. Approval of these tax incentives is an important component of the Project’s  competitiveness. Failure to gain approval of tax incentives by PIISD and other applicable tax authorities on comparable terms with competitors could materially impact the Project’s competitiveness.

On October 3, 2017, we executed four tax abatement agreements with the County; however, there is no assurance that the terms of such tax abatement agreements are competitive with other Gulf Coast liquefaction projects.

Objections from local communities can delay the Project.

Some local communities could perceive the proposed construction and operation of the Project as negatively impacting the environment, wildlife, cultural heritage sites or the public health of residents. Objections from local communities could cause delays, limit access to or increase the cost of construction capital, cause reputational damage and impede us in obtaining or renewing permits.

The Project will be dependent on the availability of gas supply at the Agua Dulce Hub.

The Pipeline will collect and transport natural gas to the Terminal. The Pipeline route passes through Jim Wells, Kleberg, Kenedy, Willacy, and Cameron Counties in Texas. The header system at the upstream end of the Pipeline is intended to have multiple interconnects to the existing natural gas pipeline grid located in the Agua Dulce market area (the “Agua Dulce Hub”). The Agua Dulce Hub includes deliveries from, but not limited to, ConocoPhillip’s 1,100-mile South Texas intrastate and gas gathering pipeline system and ExxonMobil’s 925 MMcf/d King Ranch processing facility. As the Pipeline system interconnects are expected to be relatively close to the Agua Dulce Hub, it is expected that gas will be available for purchase in large volumes at commercially acceptable prices. Nonetheless, disruptions in upstream supply sources or increased market demand could impact the availability of gas supply to the Pipeline header system, which would result in curtailments at the Terminal.

Each liquefaction train for the Terminal is expected to involve the transportation and liquefaction of approximately 0.75 Bcf/day of natural gas, for a total of 4.5 Bcf/day for six liquefaction trains at full build-out. Gas sales agreements for the supply of these volumes could entail negotiations with multiple parties for firm and interruptible gas supply and transportation services to the Pipeline header system, as well as pipeline interconnects and ancillary operational agreements in time for operational start-up as early as 2023. Delays caused by third parties in the course of negotiating agreements and constructing the required interconnects could delay the start of commercial operations for the Project.

Unethical conduct and non-compliance with applicable laws could have a significant adverse effect on our business.

Incidents of unethical behavior, fraudulent activity, corruption or non-compliance with applicable laws and regulations could be damaging to our operations and reputation and may subject us to criminal and civil penalties or loss of operating licenses. We have implemented an anti-corruption policy which applies to all employees and contractors without exception and we are a member of TRACE International, an internationally recognized anti-bribery compliance organization. Our legal team screens potential partners, agents and advisors in multiple data-bases to which it has access and regularly conducts due diligence interviews with potential counterparties. Due to the global nature of the LNG business and the diversity of jurisdictions in which our customers operate, it is possible that a prospective counterparty could be accused of behavior that falls short of our expectations in this regard, leading to reputational damage and potential legal liabilities, notwithstanding our best efforts to prevent such behaviors.

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

The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. Holders of our common stock could lose all or part of their investment.

The securities markets in general and our common stock have experienced significant price and volume volatility. The market price and trading volume of our common stock may continue to experience significant fluctuations due not only to general stock market conditions but also to a change in sentiment in the market regarding our operations, business prospects or those of companies in our industry. In addition to the other risk factors discussed above, the price and volume volatility of our common stock may be affected by:

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

Our authorized capital consists of 480,000,000 shares of common stock and 1,000,000 shares of preferred stock. Our preferred stock may be designated into series pursuant to authority granted by our Second Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), and on approval from our board of directors. In the third quarter of 2018, our board of directors designated 50,000 shares of preferred stock as Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), and 50,000 shares of preferred stock as Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock” and together with the Series A Preferred Stock, the “Convertible Preferred Stock”), in each case such designated number of shares subject to adjustment pursuant to the provisions of the certificate of designations governing such shares.  The board of directors, without any action by our stockholders, may designate and issue additional shares of preferred stock in such classes or series as it deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights. The rights of holders of other classes or series of stock that may be issued could be superior to the rights of holders of our common stock. The designation and issuance of shares of capital stock having preferential rights could adversely affect other rights appurtenant to shares of our common stock.

The dividend, liquidation, and redemption rights of the holders of the Convertible Preferred Stock may adversely affect our financial position and the rights of the holders of our common stock.

At December 31, 2018, we had 51,720 shares of Series A Preferred Stock and 29,636 shares of Series B Preferred Stock outstanding. The shares of Convertible Preferred Stock bear dividends at a rate of 12% per annum, which are cumulative and accrue daily from the date of issuance on the $1,000 stated value.  Such dividends are payable quarterly and may be paid in cash or in-kind.  No dividends may be paid to holders of our common stock while accumulated dividends remain unpaid on the Convertible Preferred Stock.

Further, we are required, on the earlier of (i) ten (10) business days following a FID Event (as defined in the certificates of designations of the Convertible Preferred Stock) and (ii) the date that is the tenth (10th) anniversary of the closings of the issuances of the Convertible Preferred Stock, as applicable, to convert all of the Convertible Preferred Stock into shares of Company common stock at a strike price of $7.50 per share of Company common stock. The conversion of the Convertible Preferred Stock would directly dilute the holders of our common stock. In the event we are liquidated while shares of Convertible Preferred Stock are outstanding, holders of Convertible Preferred Stock will be entitled to receive a preferred liquidation distribution, plus any accumulated and unpaid dividends, before holders of our common stock receive any distributions.

Holders of the Convertible Preferred Stock have certain voting and other rights that may adversely affect holders of our common stock, and the holders of Convertible Preferred Stock may have different interests from and vote their shares in a manner deemed adverse to, holders of our common stock.

The holders of Convertible Preferred Stock vote on an “as-converted” basis with the holders of our common stock on all matters brought before the holders of our common stock. In addition, prior to the conversion of the Convertible Preferred Stock, the consent of the holders of at least a majority of each of the Series A Preferred Stock and the Series B Preferred Stock then outstanding, in each case voting together as a single class, will be required for the Company to take certain actions, including, among others, (i) authorizing, creating or approving the issuance of any shares, or of any security convertible into, or convertible or exchangeable for shares of, senior to the Convertible Preferred Stock; (ii) authorizing, creating or approving the issuance of any shares of, or of any security convertible into, or convertible or exchangeable for shares of, Parity Stock (as defined in the certificates of designations of the Convertible Preferred Stock), subject to certain exceptions; (iii) adversely affecting the rights, preferences or privileges of the Convertible Preferred Stock, as applicable, subject to certain exceptions; (iv) amending, altering or repealing any of the provisions of the Certificate of Incorporation in a manner that would adversely affect the powers, designations, preferences or rights of the Convertible Preferred Stock, as applicable; or (v) amending, altering or repealing any of the provisions of the certificates of designations of the Convertible Preferred Stock, as applicable.

The holders of Convertible Preferred Stock may have different interests from the holders of our common stock and could vote their shares in a manner deemed adverse to the holders of our common stock.

Exercise of warrants may have a dilutive effect on our common stock.

As of December 31, 2018, outstanding IPO Warrants to purchase an aggregate of 12,081,895 shares of our common stock were exercisable in accordance with the terms of the warrant agreement governing such warrants. These warrants will expire at 5:00 p.m., New York time, on July 24, 2022 or earlier upon redemption or liquidation. The exercise price of these warrants is $11.50 per one full share of our common stock, subject to certain adjustments.

In addition, we issued warrants together with the Series A Preferred Stock and the Series B Preferred Stock.  The warrants issued together with the Series A Preferred Stock represent the right to acquire in the aggregate approximately 71 basis points (0.71%) of the fully diluted shares of all outstanding shares of Company common stock on the exercise date with a strike price of $0.01 per share.  The warrants issued together with the Series B Preferred Stock represent the right to acquire in the aggregate 42 basis points (0.42%) of the fully diluted shares of all outstanding shares of Company common stock on the exercise date with a strike price of $0.01 per share. The warrants issued together with the Convertible Preferred Stock have a fixed three-year term commencing on the closings of the issuances of the associated Convertible Preferred Stock and may only be exercised by the holders thereof at the expiration of such three-year term; however, we can force exercise of such warrants prior to expiration of such term if the volume weighted average trading price of shares of Company common stock for each trading day during any 60 of the prior 90 trading days is equal to or greater than 175% of the $7.50 per share of Company common stock and, in the case of the warrants issued together with the Series B Preferred Stock, also if we simultaneously elect to force a mandatory exercise of all other warrants then-outstanding and unexercised and held by any holder of Parity Stock.

To the extent the IPO Warrants are exercised or the warrants issued together with the Convertible Preferred Stock are exercised, additional shares of our common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our common stock.

Provisions of our charter documents or Delaware law could discourage, delay or prevent us from being acquired even if being acquired would be beneficial to our stockholders and could make it more difficult to change management.

Provisions of the Certificate of Incorporation and our Amended and Restated Bylaws (the “Bylaws”) may discourage, delay or prevent a merger, acquisition or other change in control that stockholders might otherwise consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. In addition, these provisions may frustrate or prevent any attempt by our stockholders to replace or remove our current management by making it more difficult to replace or remove our board of directors. Among other things, these provisions include:

•	elimination of our stockholders’ ability to call special meetings of stockholders;
•	elimination of our stockholders’ ability to act by written consent;
•	an advance notice requirement for stockholder proposals and nominations for members of our board of directors;
•	a classified board of directors, the members of which serve staggered three-year terms;
•	the express authority of our board of directors to make, alter or repeal the Bylaws;
•	the authority of our board of directors to determine the number of director seats on our board of directors; and
•	the authority of our board of directors to issue preferred stock with such terms as it may determine.

In addition, the Certificate of Incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for any claims, including (i) any derivative actions or proceedings brought on our behalf, (ii) any action asserting a claim of a breach of a fiduciary duty owed by, or any wrongdoing by,  a director, officer or employee or (iii) any action asserting a claim pursuant to any provision of the Delaware General Corporation Law, the Certificate of Incorporation or the Bylaws, (iv) any action to  interpret, apply, enforce or determine the validity of the Certificate of Incorporation or the Bylaws or (v) any action asserting a claim governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision that is contained in the Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, operating results and financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently lease approximately 25,600 square feet of office space for general and administrative purposes in Houston, Texas under a lease agreement that expires on September 30, 2020.

In January 2017, NextDecade LLC executed surface lease agreements with the City of Texas City and the State of Texas for a 994‑acre site for the Galveston Bay Terminal (collectively, the “Galveston Bay Leases”). The term of the Galveston Bay Leases is 36 months with an option to extend for an additional 12 months.

In March 2017, NextDecade LLC executed a lease agreement with the Brownsville Navigation District for a ten‑acre tract subsumed within the site for the Terminal (the “Brownsville Lease”). The Brownsville Lease has an eight‑month primary term with the option to renew such lease for six additional six-month terms. In October 2018, NextDecade LLC exercised its option to renew the Brownsville Lease for an additional six-month term, which expires May 6, 2019.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information, Holders and Dividends

Our common stock trades on Nasdaq under the symbol “NEXT.”  The IPO Warrants traded on Nasdaq under the symbol “NEXTW” until February 22, 2018.  Since February 22, 2018, the IPO Warrants have traded on the OTC Pink Market under the symbol “NEXTW.”

As of March 1, 2019, we had 109.9 million shares of Company common stock outstanding held by approximately 90 record owners.  All shares of Company common stock held in street name are recorded in our stock register as being held by one stockholder.

We currently intend to retain earnings to finance the growth and development of our business and do not anticipate paying any cash dividends on Company common stock in the foreseeable future.  Any future change in our dividend policy will be made at the discretion of our board of directors in light of our financial condition, capital requirements, earnings, prospects and any restrictions under any financing agreements, as well as other factors it deems relevant.

Purchase of Equity Securities by the Issuer

The following table summarizes stock repurchases for the three months ended December 31, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as a Part of Publicly Announced Plans	Maximum Number of Units That May Yet Be Purchased Under the Plans
October 2018	—	—	—	—
November 2018	—	—	—	—
December 2018	3,223	$ 5.03	—	—

(1)

Represents shares of Company common stock surrendered to us by participants in our 2017 Omnibus Incentive Plan (the “2017 Plan”) to settle the participants’ personal tax liabilities that resulted from the lapsing of restrictions on shares awarded to the participants under the 2017 Plan.

(2)

The price paid per share of Company common stock was based on the closing trading price of Company common stock on the dates on which we repurchased shares of Company common stock from the participants under the 2017 Plan.

Recent Issuances of Unregistered Securities

On December 31, 2018, the Company issued 25,000 shares of Company common stock to a consultant under the terms of a consulting services agreement.  Such shares were fully vested on the date of issuance and were issued in a transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof as a transaction by an issuer not involving any public offering.  The Company relied on the representations made by such consultant.  No commissions were paid, and no underwriter or placement agent was involved in such transaction.

Item 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

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

Overview of Business

We are a LNG development company focused on LNG export projects and associated pipelines in the State of Texas. We have focused and continue to focus our development activities on the Project and have undertaken and continue to undertake various initiatives to evaluate, design and engineer the Project that we expect will result in demand for contracted capacity at the Terminal, which would allow us to seek construction financing to develop the Project. We believe the Project possesses competitive advantages in several important areas, including, engineering, commercial, regulatory, and gas supply. We submitted a pre-filing request for the Project to the FERC in March 2015 and filed a formal application with the FERC in May 2016. We also believe we have robust commercial offtake and gas supply strategies in place and we estimate that the Project could commence commercial operations as early as 2023.

Overview of Significant Events

Receipt of FERC Scheduling Notice and Draft Environmental Impact Statement

On August 31, 2018, the FERC issued a notice of schedule for environmental review of the Project.  According to the notice, the FERC will issue its final Environmental Impact Statement (“EIS”) on April 26, 2019, based on issuance of the draft EIS in October 2018.  The FERC subsequently issued the draft EIS on October 12, 2018.  The FERC has established a Federal Authorization Decision Deadline of July 25, 2019, the date by which all other agencies responsible for issuing required Project-related permits pursuant to federal law must act.  This deadline does not apply to the FERC.

Engineering, Procurement, and Construction Contract

During the third quarter of 2018 we initiated a competitive engineering, procurement and construction (“EPC”) bid process.  We received expressions of interest (the “EOIs”) from multiple EPC contractors to participate in the EPC process.  We reviewed the EOIs against a series of selection criteria and issued formal invitations to bid to Bechtel Oil, Gas and Chemicals, Inc., Fluor Enterprises, Inc. and McDermott International, Inc. See additional information relating to the invitations to bid in Note 12 – Commitments and Contingencies of our Notes to Consolidated Financial Statements.  We expect to execute a final EPC contract in the third quarter of 2019.

Preferred Equity Offerings

Series A Convertible Preferred Stock Offering

In August 2018, we sold an aggregate of 50,000 shares of Series A Preferred Stock at $1,000.00 per share for an aggregate purchase price of $50 million and we issued an additional 1,000 shares of Series A Preferred Stock in aggregate as origination fees to (i) York Capital Management Global Advisors, LLC, severally on behalf of certain funds or accounts managed by it or its affiliates (“York”), (ii) Valinor Management, L.P., severally on behalf of certain funds or accounts for which it is investment manager (“Valinor”), (iii) Bardin Hill Investment Partners LP (formerly known as Halcyon Capital Management LP), severally on behalf of certain funds or accounts managed by it or its affiliates (“Bardin Hill,” and together with York and Valinor, the “Fund Purchasers”) and (iv) HGC NEXT INV LLC (“HGC” and, together with the Fund Purchasers, the “Series A Preferred Stock Purchasers”).  Warrants were issued together with the shares of Series A Preferred Stock (the “Series A Warrants”).

In connection with the issuance of Series A Preferred Stock and pursuant to backstop commitment agreements with the Fund Purchasers dated April 11, 2018, as subsequently amended on August 3, 2018 (as amended, the “Backstop Agreements”), we also issued a total of 413,658 shares of Company common stock as fees to the Fund Purchasers.  Each Fund Purchaser is a Company stockholder and, pursuant to that certain Agreement and Plan of Merger, dated as of April 17, 2017, by and among the Company, each Fund Purchaser and/or one or more of its affiliates, and the other parties named therein, three individuals, two individuals, and one individual from York, Valinor, and Bardin Hill, respectively, were appointed to the Company’s board of directors. For further descriptions of the Series A Preferred Stock and the Series A Warrants, see Note 8 – Preferred Stock and Common Stock Warrants, and for additional details on the Series A Preferred Stock offering and the transactions in connection therewith, please refer to our Current Report on Form 8-K filed with the SEC on August 7, 2018.

Series B Convertible Preferred Stock Offering

In September 2018, we sold an aggregate of 29,055 shares of Series B Preferred Stock at $1,000.00 per share for an aggregate purchase price of $29.055 million and issued an additional 581 shares of Series B Preferred Stock in aggregate as origination fees to certain funds managed by BlackRock (collectively, the “Series B Preferred Stock Purchasers”).  Warrants were issued together with the shares of Series B Preferred Stock (the “Series B Warrants” and, together with the Series A Warrants, the “Common Stock Warrants”).  For further descriptions of the Series B Preferred Stock and the Series B Warrants, see Note 8 – Preferred Stock and Common Stock Warrants, and for additional details on the Series B Preferred Equity Offering and the transactions in connection therewith, please refer to our Current Report on Form 8-K filed with the SEC on August 24, 2018.

Air Permits

On December 12, 2018, the Texas Commission on Environmental Quality (“TCEQ”) Commissioners voted to issue a series of air permits for the Project, which include Air Quality Permit No. 104792, PSD Air Quality Permit No. PSDTX1498, and GHPSD Air Quality Permit No. GHGPSDTX158.  In addition, all requests for hearing and a motion for reconsideration were denied.

Liquidity and Capital Resources

Capital Resources

We have funded and continue to fund the development of the Project and general working capital needs through our cash on hand and proceeds from the issuances of equity.  As discussed above in “Overview of Significant Events – Preferred Equity Offerings,” in August 2018, we sold an aggregate of 50,000 shares of Series A Preferred Stock at $1,000.00 per share for an aggregate purchase price of $50 million and we issued an additional 1,000 shares of Series A Preferred Stock in aggregate to Series A Preferred Stock Purchasers, together with the Series A Warrants.  In September 2018, we sold an aggregate of 29,055 shares of Series B Preferred Stock at $1,000.00 per share for an aggregate purchase price of $29.055 million and we issued an additional 581 shares of Series B Preferred Stock in aggregate to the Series B Preferred Stock Purchasers, together with the Series B Warrants. Our capital resources consisted of approximately $3.2 million of cash and cash equivalents and $72.5 million of investment securities as of December 31, 2018.

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash for the periods presented (in thousands):

	Year Ended
	December 31,
	2018	2017
Operating cash flows	$(23,285)	$(12,830)
Investing cash flows	(86,161)	11,862
Financing cash flows	76,912	24,147

Net (decrease) increase in cash and cash equivalents	(32,534)	23,179
Cash and cash equivalents – beginning of period	35,703	12,524
Cash and cash equivalents – end of period	$3,169	$35,703

Operating Cash Flows

Operating cash outflows during the years ended December 31, 2018 and 2017 were $23.3 million and $12.8 million, respectively.  The increase in operating cash outflows in 2018 compared to 2017 was primarily related to additional employees and travel costs, Invitation to Bid Contract Costs, increased professional fees and increased marketing and conference sponsorship costs.

Investing Cash Flows

Investing cash (outflows) inflows during the years ended December 31, 2018 and 2017 were $(86.2) million and $11.9 million, respectively.  The investing cash outflows in 2018 were the result of cash used in the development of the Project of $18.7 million and a net investment of $67.5 million in investment securities.  The investing cash inflows in 2017 were primarily the result of cash received in the reverse recapitalization of $26.8 million partially offset by cash used in the development of the Project of $14.8 million.

Financing Cash Flows

Financing cash inflows during the years ended December 31, 2018 and 2017 were $76.9 million and $24.1 million, respectively.  Financing cash inflows in 2018 was the result of $79.1 million of proceeds from the issuance of preferred equity offset by $2.1 million of equity issuance costs.  Financing cash inflows in 2017 was the result of $30.1 million of proceeds from the issuance of Company common stock and membership interests in NextDecade LLC offset by $6.0 million of equity issuance costs.

Capital Development Activities

We are primarily engaged in developing the Project, which will likely require additional capital to support further project development, engineering, regulatory approvals and compliance, and commercial activities in advance of a final investment decision (“FID”) made to finance and construct the Project. Even if successfully completed, the Project will not begin to operate and generate significant cash flows until at least several years from now, which management currently estimates being as early as 2023. Construction of the Project would not begin until, among other requirements for project financing, the FERC issues an order granting the necessary authorizations under the Natural Gas Act and once all required federal, state and local permits have been obtained. We estimate that we will receive all regulatory approvals and begin construction to support the commencement of commercial operations as early as 2023. Additionally, approval of tax incentives is an important component of the Project’s competitiveness. Failure to gain approval of tax incentives on comparable terms with competitors could materially impact the Project’s competitiveness. As a result, our business success will depend, to a significant extent, upon our ability to obtain the funding necessary to construct the Project, to bring it into operation on a commercially viable basis and to finance our staffing, operating and expansion costs during that process.

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

Contractual Obligations

We are committed to make cash payments in the future pursuant to certain of our contracts.  The following table summarizes certain contractual obligations (in thousands) in place as of December 31, 2018:

			Total	2019	2020- 2021	2022 - 2023	Thereafter
Operating lease obligations	$1,829	$1,299	$530		$—		$—
Invitation to Bid Contract Costs (1)	14,900	14,900	—		—		—
Total	$16,729	$16,199	$530		$—		$—

(1)	Represents the maximum obligation up to $14.9 million.

Operating lease obligations primarily relate to our land site for our Galveston Bay Terminal and office space in Houston, Texas.

During the third quarter of 2018, we initiated a competitive EPC bid process.  In connection with the EPC bid process, we entered into agreements with potential EPC contractors that provide for payments to be made by us to the EPC contractors as bid milestones are achieved (“Invitation to Bid Contract Costs”).  Future potential payments for Invitation to Bid Contract Costs are up to $14.9 million in 2019.

A discussion of these obligations can be found at Note 12 – Commitments and Contingencies of our Notes to Consolidated Financial Statements.

Results of Operations

The following table summarizes costs, expenses and other income for the year ended December 31, 2018 and 2017 (in thousands):

	Year Ended
	December 31,
	2018	2017	Change
Revenues	$—	$—	$—
General and administrative expenses	35,182	34,551	631
Invitation to Bid Contract Costs	6,563	—	6,563
Land option and lease expenses	1,099	981	118
Depreciation expense	171	106	65
Operating loss	(43,015)	(35,638)	(7,377)
Gain on Common Stock Warrant Liabilities	164	—	164
Interest income, net	1,019	343	676
Other	(128)	(31)	(97)
Net loss attributable to NextDecade Corporation	(41,960)	(35,326)	(6,634)
Preferred stock dividends	(724)	—	(724)
Deemed dividends on Series A Convertible Preferred Stock	(822)	—	(822)
Net loss attributable to common stockholders	$(43,506)	$(35,326)	$(8,180)

Our consolidated net loss was $42.0 million, or $0.41 per common share (basic and diluted), for the year ended December 31, 2018, compared to a net loss of $35.3 million, or $0.35 per common share (basic and diluted), for the year ended December 31, 2017.  This $6.7 million increase in net loss was primarily a result of increased general and administrative expenses and Invitation to Bid Contract Costs partially offset by interest income discussed separately below.

General and administrative expenses during the year ended December 31, 2018 increased $0.6 million compared to the year ended December 31, 2017, due primarily to, (i) an increase in the number of employees which resulted in increased salaries and employee benefits, office expenses, travel, and professional fees of $5.6 million and (ii) increased marketing and promotion costs, insurance, taxes and license fees of  $0.9 million, partially offset by a decrease in share-based compensation expense of $5.9 million as a result of forfeitures of restricted stock awards during the period and changes in the probability and expected timing of achievement of performance conditions.

As of December 31, 2018, we incurred approximately $6.6 million of Invitation to Bid Contract Costs. There were no Invitation to Bid Contract Costs incurred during 2017.

Interest income, net during the year ended December 31, 2018 increased $0.7 million compared to the year ended December 31, 2017 due to increased yield and higher average balances maintained in our cash accounts and investment securities.

Preferred stock dividends of $0.7 million in 2018 were paid-in-kind with the issuance of an additional 720 shares of Series A Preferred Stock.  The Series A Preferred Stock was not issued or outstanding during 2017.

Deemed dividends on the Series A Preferred Stock for the year ended December 31, 2018 represents the accretion of the beneficial conversion feature associated with the Series A Preferred Stock issued in 2018. Due to the price of our common stock as of the closing date of the Series B Preferred Stock, the Series B Preferred Stock does not have a beneficial conversion feature.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2018.

Summary of Critical Accounting Estimates

The preparation of our Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make certain estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. Management evaluates its estimates and related assumptions regularly, including those related to the value of properties, plant, and equipment, share-based compensation, Common Stock Warrant liabilities, and income taxes.  Changes in facts and circumstances or additional information may result in revised estimates, and actual results may differ from these estimates.  Management considers the following to be its most critical accounting estimates that involve significant judgment.

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

Valuation of Common Stock Warrant Liabilities

The fair value of Common Stock Warrant liabilities is determined using a Monte Carlo valuation model.  Determining the appropriate fair value model and calculating the fair value of Common Stock Warrant requires considerable judgment.  Any change in the estimates used may cause the value to be higher or lower than that reported.  The estimated volatility of our common stock at the date of issuance, and at each subsequent reporting period, is based on our historical volatility.  The risk-free interest rate is based on rates published by the government for bonds with maturity similar to the expected remaining life of the Common Stock Warrants at the valuation date.  The expected life of the Common Stock Warrants is assumed to be equivalent to their remaining contractual term.

The Common Stock Warrants are not traded in an active market and the fair value is determined using valuation techniques.  The estimates may be significantly different from those recorded in the consolidated financial statements because of the use of judgment and the inherent uncertainty in estimating the fair value of these instruments that are not quoted in an active market.  All changes in the fair value are recorded in the consolidated statement of operations and comprehensive loss each reporting period.

For additional information regarding the valuation of Common Stock Warrant liabilities, see Note 8 – Preferred Stock and Common Stock Warrants of our Notes to Consolidated Financial Statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

NextDecade Corporation and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

NextDecade Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of NextDecade Corporation and subsidiaries (the “Company”) as of December 31, 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, series A and series B convertible preferred stock, and cash flows for the year ended December 31, 2018 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2018.

Houston, TX

March 6, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

NextDecade Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of NextDecade Corporation and Subsidiaries (the “Company”) as of December 31, 2017, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

We have served as the Company’s auditor since 2017.

New York, NY

March 8, 2018

NextDecade Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$3,169	$35,703
Investment securities	72,453	5,063
Prepaid expenses and other current assets	1,310	2,099
Total current assets	76,932	42,865
Property, plant and equipment, net	92,070	73,226
Total assets	$169,002	$116,091

Liabilities, Series A and Series B Convertible Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable	$719	$726
Share-based compensation liability	3,018	1,815
Accrued liabilities and other current liabilities	8,353	5,856
Total current liabilities	12,090	8,397
Non-current Common Stock Warrant liabilities	7,441	—
Non-current compensation liabilities	—	2,015
Non-current share-based compensation liability	—	2,587
Total liabilities	19,531	12,999

Commitments and contingencies (Note 12)

Series A Convertible Preferred Stock, $1,000 per share liquidation preference Issued and outstanding: 51,720 shares and zero shares at December 31, 2018 and December 31, 2017, respectively	40,091	—
Series B Convertible Preferred Stock, $1,000 per share liquidation preference Issued and outstanding: 29,636 shares and zero shares at December 31, 2018 and December 31, 2017, respectively	26,159	—

Stockholders’ equity
Common stock, $0.0001 par value Authorized: 480.0 million shares at December 31, 2018 and December 31, 2017 Issued and outstanding: 106.9 million shares and 106.3 million shares at December 31, 2018 and December 31, 2017, respectively	11	11
Treasury stock: 6,425 shares and zero shares at December 31, 2018 and December 31, 2017, respectively, at cost	(35)	—
Preferred stock, $0.0001 par value Authorized: 0.9 million, after designation of the Series A and Series B Convertible Preferred Stock Issued and outstanding: none at December 31, 2018 and December 31, 2017	—	—
Additional paid-in-capital	180,862	158,738
Accumulated deficit	(97,617)	(55,617)
Accumulated other comprehensive loss	—	(40)
Total stockholders’ equity	83,221	103,092
Total liabilities, Series A and Series B Convertible Preferred Stock and stockholders’ equity	$169,002	$116,091

The accompanying notes are an integral part of these Consolidated Financial Statements.

NextDecade Corporation and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

	Year Ended
	December 31,
	2018	2017
Operations
Revenues	$—	$—
Operating Expenses
General and administrative expenses	35,182	34,551
Invitation to Bid Contract Costs	6,563	—
Land option and lease expenses	1,099	981
Depreciation expense	171	106
Total operating expenses	43,015	35,638
Total operating loss	(43,015)	(35,638)
Other income (expense)
Gain on Common Stock Warrant liabilities	164	—
Interest income, net	1,019	343
Other	(128)	(31)
Total other income	1,055	312
Net loss attributable to NextDecade Corporation	(41,960)	(35,326)
Preferred stock dividends	(724)	—
Deemed dividends on Series A Convertible Preferred Stock	(822)	—
Net loss attributable to common stockholders	$(43,506)	$(35,326)

Net loss per common share - basic and diluted	$(0.41)	$(0.35)

Weighted average shares outstanding - basic and diluted	106,564	100,926

Comprehensive Loss
Net loss attributable to NextDecade Corporation	$(41,960)	$(35,326)
Other comprehensive loss:
Change in fair value of investments	—	(13)
Comprehensive loss	$(41,960)	$(35,339)

The accompanying notes are an integral part of these Consolidated Financial Statements.

NextDecade Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity, Series A and Series B Convertible Preferred Stock

(in thousands)

	Common Stock		Treasury Stock				Accumulated
		Par			Additional		Other	Total	Series A	Series B
		Value			Paid-in	Accumulated	Comprehensive	Stockholders’	Convertible	Convertible
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Preferred Stock	Preferred Stock
Balance at December 31, 2016	95,680	$10	—	$—	$88,406	$(20,291)	$(27)	$68,098	$—	$—
Pre-merger equity issuance	2,810	—	—	—	20,100	—	—	20,100	—	—
Reverse recapitalization	6,759	1	—	—	26,773	—	—	26,774	—	—
Issuance of common stock	1,026	—	—	—	10,000	—	—	10,000	—	—
Equity issuance costs	—	—	—	—	(6,295)	—	—	(6,295)	—	—
Share-based compensation	—	—	—	—	19,754	—	—	19,754	—	—
Other comprehensive loss	—	—	—	—	—	—	(13)	(13)	—	—
Net loss	—	—	—	—	—	(35,326)	—	(35,326)	—	—
Balance at December 31, 2017	106,275	$11	—	$—	$158,738	$(55,617)	$(40)	$103,092	$—	$—
Adoption of ASU 2016-01	—	—	—	—	—	(40)	40	—	—	—
Share-based compensation	—	—	—	—	19,032	—	—	19,032	—	—
Restricted stock vesting	173	—	—	—	—	—	—	—	—	—
Shares repurchased related to share-based compensation	(6)	—	6	(35)	—	—	—	(35)	—	—
Issuance of Series A preferred stock	414	—	—	—	4,638	—	—	4,638	38,549	—
Issuance of Series B preferred stock	—	—	—	—	—	—	—	—	—	26,159
Preferred stock dividends	—	—	—	—	(724)	—	—	(724)	720	—
Deemed dividends - accretion of beneficial conversion feature	—	—	—	—	(822)	—	—	(822)	822	—
Net loss	—	—	—	—	—	(41,960)	—	(41,960)	—	—
Balance at December 31, 2018	106,856	$11	6	$(35)	$180,862	$(97,617)	$—	$83,221	$40,091	$26,159

The accompanying notes are an integral part of these Consolidated Financial Statements.

NextDecade Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 31,
	2018	2017
Operating activities:
Net loss attributable to NextDecade Corporation	$(41,960)	$(35,326)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	171	106
Share-based compensation expense	16,840	22,693
Gain on Common Stock Warrant liabilities	(164)	—
Loss on investment securities	114	—
Changes in operating assets and liabilities:
Prepaid expenses	440	(1,003)
Other current assets	349	349
Accounts payable	124	(137)
Accrued expenses and other liabilities	801	488
Net cash used in operating activities	(23,285)	(12,830)
Investing activities:
Acquisition of property, plant and equipment	(18,658)	(14,833)
Issuance of note receivable	—	(115)
Repayment of note receivable	—	115
Cash received in reverse recapitalization	—	26,774
Proceeds from sale of investment securities	17,113	—
Purchase of investment securities	(84,616)	(79)
Net cash (used in) provided by investing activities	(86,161)	11,862
Financing activities:
Proceeds from equity issuance	79,055	30,100
Equity issuance costs	(2,104)	(5,953)
Shares repurchased related to share-based compensation	(35)	—
Payment of convertible preferred stock cash dividends	(4)	—
Net cash provided by financing activities	76,912	24,147
Net (decrease) increase in cash and cash equivalents	(32,534)	23,179
Cash and cash equivalents – beginning of period	35,703	12,524
Cash and cash equivalents – end of period	$3,169	$35,703

Non-cash investing activities:
Accounts payable for acquisition of property, plant and equipment	$367	$498
Accrued liabilities for acquisition of property, plant and equipment	4,014	3,317
Non-cash financing activities:
Paid-in-kind dividends on Series A Convertible Preferred Stock	720	—
Accretion of deemed dividends on Series A Convertible Preferred Stock	822	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

NextDecade Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 — Background and Basis of Presentation

NextDecade Corporation engages in development activities related to the liquefaction and sale of liquefied natural gas (“LNG”). We have focused and continue to focus our development activities on the Rio Grande LNG terminal facility at the Port of Brownsville in southern Texas (the “Terminal”) and an associated 137-mile Rio Bravo pipeline to supply gas to the Terminal (the “Pipeline” together with the Terminal, the “Project”). In January of 2017, we also secured a 36-month lease of a 994-acre site near Texas City, Texas for another potential LNG terminal (the “Galveston Bay Terminal”) with the option to extend the lease for an additional 12 months.

We were incorporated in Delaware on May 21, 2014 and were formed for the purpose of acquiring, through a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, one or more businesses or entities. On July 24, 2017 (the “Merger Date”), one of our subsidiaries merged with and into NextDecade LLC (the “Merger”), a LNG  development company founded in 2010 to develop LNG export projects and associated pipelines.  Prior to the merger with NextDecade LLC, we had no operations and our assets consisted of cash proceeds received in connection with our initial public offering.

The Merger was accounted for as a reverse acquisition and recapitalization, with NextDecade LLC being treated as the accounting acquirer. As such, the results of operations and cash flows prior to the Merger Date, relate to NextDecade LLC and its subsidiaries. Subsequent to the Merger Date, the information relates to the consolidated entities of NextDecade.  We continue to operate in a single operating segment for financial reporting purposes.

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

 Investment Securities

We define investment securities as investments in marketable securities that can be readily converted to cash.  We determine the appropriate classification of investment securities at the time of purchase and reevaluate such classification at each balance sheet date.  Investment securities are initially recorded at cost and remeasured to fair value, with changes presented in other income in our Consolidated Statements of Operations and Comprehensive Loss.

Property, Plant and Equipment

Generally, we begin to capitalize the costs of our development projects once construction of the individual project is probable.  This assessment includes the following criteria:

•	funding for design and permitting has been identified and is expected in the near-term;
•	key vendors for development activities have been identified, and we expect to engage them at commercially reasonable terms;
•	we have committed to commencing development activities;
•	regulatory approval is probable;
•	construction financing is expected to be available at the time of a final investment decision (“FID”);
•	prospective customers have been identified and the FID is probable; and
•	receipt of customary local tax incentives, as needed for project viability, is probable.

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

Warrants

The Company determines the accounting classification of warrants that are issued, as either liability or equity, by first assessing whether the warrants meet liability classification in accordance with Accounting Standards Codification

(“ASC”) 480 Distinguishing Liabilities from Equity (“ASC 480”), and then in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“ASC 815-40”). Under ASC 480, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate the issuer to settle the warrants or the underlying shares by paying cash or other assets, or warrants that must or may require settlement by issuing a variable number of shares.

If warrants do not meet liability classification under ASC 480, the Company assesses the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash or a variable number of shares are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815-40, in order to conclude equity classification, the Company assesses whether the warrants are indexed to our common stock and whether the warrants are classified as equity under ASC 815-40 or other applicable GAAP. After all relevant assessments are made, the Company concludes whether the warrants are classified as liability or equity. Liability classified warrants are required to be accounted for at fair value both on the date of issuance and on subsequent accounting period ending dates, with all changes in fair value after the issuance date recorded in the statements of operations as a gain or loss. Equity classified warrants are accounted for at fair value on the issuance date with no changes in fair value recognized after the issuance date.

Fair Value of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Hierarchy Levels 1, 2 and 3 are terms for the priority of inputs to valuation techniques used to measure fair value. Hierarchy Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Hierarchy Level 2 inputs are inputs other than quoted prices included within Level 1 that are directly or indirectly observable for the asset or liability. Hierarchy Level 3 inputs are inputs that are not observable in the market.  In determining fair value, we use observable market data when available, or models that incorporate observable market data. In addition to market information, we incorporate transaction-specific details that, in management’s judgment, market participants would take into account in measuring fair value.  We maximize the use of observable inputs and minimize our use of unobservable inputs in arriving at fair value estimates.  Recurring fair-value measurements are performed for investment securities as disclosed in Note 5 – Investment Securities and for Common Stock Warrant liabilities as disclosed in Note 8 – Preferred Stock and Common Stock Warrants.   The carrying amount of cash and cash equivalents and accounts payable reported on the Consolidated Balance Sheets approximates fair value due to their short-term maturities.

Treasury Stock

Treasury stock is recorded at cost. Issuance of treasury stock is accounted for on a weighted average cost basis. Differences between the cost of treasury stock and the re-issuance proceeds are charged to additional paid-in capital.

Net Loss Per Share

Net loss per share (“EPS”) is computed in accordance with GAAP. Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS reflects potential dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if the potential common shares had been issued and were dilutive. The dilutive effect of unvested stock and warrants is calculated using the treasury-stock method and the dilutive effect of convertible securities is calculated using the if-converted method.  Basic and diluted EPS for all periods presented are the same since the effect of our potentially dilutive securities are anti-dilutive to our net loss per share, as disclosed in Note 9 – Net Loss Per Share Attributable to Common Stockholders.

Share-based Compensation

We recognize share-based compensation at fair value on the date of grant. The fair value is recognized as expense (net of any capitalization) over the requisite service period. For equity-classified share-based compensation awards (which include grants of stock and restricted stock to employees), compensation cost is recognized based on the grant-date fair value using the quoted market price of our common stock and not subsequently remeasured. The fair value is recognized as expense (net of any capitalization) using the straight-line basis for awards that vest based on service conditions and using the graded-vesting attribution method for awards that vest based on performance conditions. We estimate the service periods for performance awards utilizing a probability assessment based on when we expect to achieve the performance conditions. For liability classified share-based compensation awards (which include grants of stock and restricted stock to non-employees), compensation cost is initially recognized on the grant date using estimated payout levels. Compensation cost is subsequently adjusted quarterly to reflect the updated estimated payout levels based on the changes in our stock price.  We account for forfeitures as they occur.

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the tax basis of assets and liabilities and their reported amounts in the Consolidated Financial Statements. Deferred tax assets and liabilities are included in the Consolidated Financial Statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the current period’s provision for income taxes. A valuation allowance is recorded to reduce the carrying value of our net deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will expire before realization of the benefit or future deductibility is not probable. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the tax position.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).  An “emerging growth company” may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.  We may take advantage of these reporting exemptions until we are no longer an emerging growth company.

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until such time as those standards apply to private companies.  The Company has elected to “opt-out” of this exemption and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Additionally, under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company qualifies as a “smaller reporting company” because the value of its common stock held by non-affiliates as of the end of its most recently completed second fiscal quarter was less than $250 million.  For as long as the Company remains a smaller reporting company, it may take advantage of certain exemptions from the SEC’s reporting requirements that are otherwise applicable to public companies that are not smaller reporting companies.

Note 3 — Merger

As discussed in Note 1 – Background and Basis of Presentation, one of our subsidiaries merged with and into NextDecade LLC on July 24, 2017. Immediately following the Merger, the pre-Merger members and management of NextDecade LLC held approximately 94%, or 98,490,409 shares, of our outstanding common stock.  The pre-Merger members, management and consultants of NextDecade LLC also have the right to receive an additional 4,214,130 shares, 607,349 shares and 71,847 shares, respectively, of our common stock (“Additional Shares”) upon the achievement by us of each of the following milestones (the “Additional Share Milestones”):

•	Milestone 1 — We or one or more of our subsidiaries receive a Final Environment Impact Statement issued by the Federal Energy Regulatory Commission (the “FERC”) by June 30, 2018.

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

Additional Share Milestones 1, 2, and 3 were not achieved by the respective dates.  As such, the right to receive Additional Shares by pre-Merger members, management and consultants of NextDecade LLC for these milestones were forfeited.

The Merger has been accounted for as a reverse acquisition and recapitalization, with NextDecade LLC being treated as the accounting acquirer. In connection with the completion of the Merger, approximately $26.8 million was released from our trust account to NextDecade LLC to be used for development activities.

Note 4 — Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,	December 31,
	2018	2017
Rio Grande LNG site option	$508	$1,080
Short-term security deposits	18	364
Galveston Bay leases	—	100
Rio Bravo Pipeline options	54	111
Prepaid insurance	233	208
Prepaid marketing and sponsorships	242	55
Other	255	181
Total prepaid expenses and other current assets	$1,310	$2,099

During the years ended December 31, 2018 and 2017, we recognized $572 thousand and $584 thousand, respectively, of lease option expense related to the Rio Grande LNG site option which expires November 5, 2019.

Note 5 — Investment Securities

In 2018, we invested in Class L shares of the JPMorgan Managed Income Fund.  The JPMorgan Managed Income Fund has an average maturity of approximately one year, duration of approximately six months, and approximately 7% of such fund’s holdings are AAA-rated with 0% non-investment grade rated.  Prior to our investment in the JPMorgan Managed Income Fund, we also maintained cash reserves in the Ultra-Short-Term Bond Fund and the Short-Term Bond Index Fund, which were managed by The Vanguard Group, Inc.

Investment securities are included in Level 1 of the fair value hierarchy and consisted of the following (in thousands):

	December 31,		December 31,
	2018		2017
	Fair value	Cost	Fair value	Cost
JPMorgan Managed Income Fund	$72,453	$72,567	$—	$—
Ultra-Short-Term Bond Fund	—	—	3,811	3,825
Short-Term Bond Index Fund	—	—	1,252	1,278
Total investment securities	$72,453	$72,567	$5,063	$5,103

Note 6 — Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	December 31,	December 31,
	2018	2017
Fixed Assets
Computers	$164	$69
Furniture, fixtures, and equipment	316	246
Leasehold improvements	420	264
Total fixed assets	900	579
Less: accumulated depreciation	(542)	(371)
Total fixed assets, net	358	208
Project Assets (not placed in service)
Rio Grande	80,407	62,866
Rio Bravo	11,305	10,152
Total project assets	91,712	73,018
Total property, plant and equipment, net	$92,070	$73,226

Depreciation expense for the years ended December 31, 2018 and 2017 was $171 thousand and $106 thousand, respectively.

Note 7 — Accrued Liabilities and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2018	2017
Employee compensation expense	$3,130	$1,851
Project asset costs	2,014	3,317
Valve installation incentive(1)	2,000	—
Accrued legal services	313	141
Other accrued liabilities	896	547
Total accrued liabilities and other current liabilities	$8,353	$5,856

(1)

In April 2018, we entered into an agreement with an intrastate pipeline company with assets near our Terminal which incentivizes the pipeline company to procure, permit and install a valve on an intrastate pipeline near our Terminal.  We agreed that, upon the later of (i) March 31, 2019 and (ii) thirty days after the valve has been installed, we will reimburse the pipeline company a cash amount equal to 50% of the costs incurred in connection with the valve, up to a maximum payment by us not to exceed $2.0 million. Such valve had been installed as of December 31, 2018.

Note 8 — Preferred Stock and Common Stock Warrants

Preferred Stock

In August 2018, we sold an aggregate of 50,000 shares of Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock), at $1,000.00 per share for an aggregate purchase price of $50 million and we issued an additional 1,000 shares of Series A Preferred Stock in aggregate as origination fees to (i) York Capital Management Global Advisors, LLC, severally on behalf of certain funds or accounts managed by it or its affiliates (“York”), (ii) Valinor Management, L.P., severally on behalf of certain funds or accounts for which it is investment manager (“Valinor”), (iii) Bardin Hill Investment Partners LP (formerly known as Halcyon Capital Management LP), severally on behalf of certain funds or accounts managed by it or its affiliates (“Bardin Hill,” and together with York and Valinor, the “Fund Purchasers”) and (iv) HGC NEXT INV LLC (“HGC” and, together with the Fund Purchasers, the “Series A Preferred Stock Purchasers”). Warrants were issued together with the shares of Series A Preferred Stock (the “Series A Warrants”).

In connection with the issuance of Series A Preferred Stock and pursuant to backstop commitment agreements with the Fund Purchasers dated April 11, 2018, as subsequently amended on August 3, 2018 (as amended, the “Backstop Agreements”), we also issued a total of 413,658 shares of Company common stock as fees to the Fund Purchasers.  Each Fund Purchaser is a Company stockholder and, pursuant to that certain Agreement and Plan of Merger, dated as of April 17, 2017, by and among the Company, each Fund Purchaser and/or one or more of its affiliates, and the other parties named therein, three individuals, two individuals, and one individual from York, Valinor, and Bardin Hill, respectively, were appointed to the Company’s board of directors.

In September 2018, we sold an aggregate of 29,055 shares of Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock” and, together with the Series A Preferred Stock, the “Convertible Preferred Stock”), at $1,000.00 per share for an aggregate purchase price of $29.055 million and we issued an additional 581 shares of Series B Preferred Stock in aggregate as origination fees to certain funds managed by BlackRock (collectively, the “Series B Preferred Stock Purchasers”). Warrants were issued together with the shares of Series B Preferred Stock (the “Series B Warrants” and, together with the Series A Warrants, the “Common Stock Warrants”).

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

The shares of Convertible Preferred Stock bear dividends at a rate of 12% per annum, which are cumulative and accrue daily from the date of issuance on the $1,000 stated value.  Such dividends are payable quarterly and may be paid in cash or in-kind.  During 2018, the Company paid-in-kind $0.7 million of dividends to holders of the Series A Preferred Stock.  On January 9, 2019, the Company declared dividends to holders of the Convertible Preferred Stock as of the close of business on December 15, 2018.  On January 15, 2019, the Company paid-in-kind $2.5 million of dividends to holders of the Convertible Preferred Stock.

The holders of Convertible Preferred Stock vote on an “as-converted” basis with the holders of the Company common stock on all matters brought before the holders of Company common stock. In addition, the holders of Convertible Preferred Stock have separate class voting rights with respect to certain matters affecting their rights.

The Convertible Preferred Stock do not qualify as liability instruments under ASC 480, because they are not mandatorily redeemable. However, as SEC Regulation S-X, Rule 5-02-27 does not permit a probability assessment for a change of control provision, the Convertible Preferred Stock must be presented as mezzanine equity between liabilities and stockholders’ equity in our Consolidated Balance Sheets because a change of control event, although not considered probable, could force the Company to redeem the Convertible Preferred Stock for cash or assets of the Company. At each balance sheet date, we must re-evaluate whether the Convertible Preferred Stock continue to qualify for equity classification.

Common Stock Warrants

The Series A Warrants issued to HGC represent the right to acquire in the aggregate 50 basis points (0.50%) of the fully diluted shares of all outstanding shares of Company common stock on the exercise date with a strike price of $0.01 per share. The Series A Warrants issued to each of the Fund Purchasers represent the right to acquire approximately 21 basis points (0.21%) in the aggregate of the fully diluted shares of all outstanding shares of Company common stock on the exercise date with a strike price of $0.01 per share.  The Series B Warrants issued to the Series B Preferred Stock Purchasers represent the right to acquire in the aggregate 42 basis points (0.42%) of the fully diluted shares of all outstanding shares of Company common stock on the exercise date with a strike price of $0.01 per share.

The Common Stock Warrants have a fixed three-year term commencing on the closings of the issuances of the associated Convertible Preferred Stock.  The Common Stock Warrants may only be exercised by the holders thereof at the expiration of such three-year term; however, the Company can force exercise of the Common Stock Warrants prior to expiration of such term if the volume weighted average trading price of shares of Company common stock for each trading day during any 60 of the prior 90 trading days is equal to or greater than 175% of the Conversion Price and, in the case of the Series B Warrants, also if the Company simultaneously elects to force a mandatory exercise of all other warrants then-outstanding and unexercised and held by any holder of parity stock (as defined in the Certificate of Designations of Series B Convertible Preferred Stock).  Pursuant to ASC 815-40, the fair value of the Common Stock Warrants was recorded as a non-current liability on our Consolidated Balance Sheet on the issuance dates.  The Company revalued the Common Stock Warrants as of December 31, 2018 and recognized a gain of approximately $164 thousand.  The Common Stock Warrants are included in Level 3 of the fair value hierarchy.

The assumptions used in the Monte Carlo simulation to estimate the fair value of the Common Stock Warrants as of December 31, 2018 are as follows:

Stock price	$5.40
Exercise price	$0.01
Risk-free rate	2.5%
Volatility	33.1%
Term (years)	2.7

Initial Fair Value Allocation

Net cash proceeds were allocated on a fair value basis to the Series A Warrants and the Series B Warrants and on a relative fair value basis to the Company common stock, the Series A Preferred Stock and the Series B Preferred Stock. As described below, $2.5 million of the $41.1 million allocated to the Series A Preferred Stock was allocated to additional paid-in capital to give effect to the intrinsic value of a beneficial conversion feature (“BCF”).

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

Note 9 — Net Loss Per Share Attributable to Common Stockholders

The following table (in thousands, except for loss per share) reconciles basic and diluted weighted average common shares outstanding for the years ended December 31, 2018 and 2017:

	Year ended
	December 31,
	2018	2017
Weighted average common shares outstanding:
Basic	106,564	100,926
Dilutive unvested stock, convertible preferred stock, Common Stock Warrants and IPO Warrants	—	—
Diluted	106,564	100,926

Basic and diluted net loss per share attributable to common stockholders	$(0.41)	$(0.35)

Potentially dilutive securities that were not included in the diluted net loss per share computations because their effect would have been anti-dilutive were as follows (in thousands):

	Year ended
	December 31,
	2018	2017
Unvested stock (1)	498	258
Convertible preferred stock	3,552	—
Common Stock Warrants	454	—
IPO Warrants(2)	12,082	12,082
Total potentially dilutive common shares	16,586	12,340

(1)

Does not include 10.8 million shares and 25.7 million shares of unvested stock for the year ended December 31, 2018 and 2017 because the performance conditions had not yet been satisfied as of December 31, 2018 and 2017, respectively.

(2)

The IPO Warrants are exercisable at a price of $11.50 per share and expire July 24, 2022.  The Company may redeem the Warrants at a price of $0.01 per IPO Warrant upon 30 days’ notice only if the last sale price of our common stock is at least $17.50 per share for any 20 trading days within a 30-trading day period.  If the Company redeems the IPO Warrants in this manner, the Company will have the option to do so on a cashless basis with the issuance of an economically equivalent number of shares of Company common stock.

Note 10 — Share-based Compensation

We have granted shares of Company common stock and restricted stock to employees, consultants and a non-employee director under our 2017 Omnibus Incentive Plan (the “2017 Plan”) and in connection with the special meeting of stockholders on July 24, 2017.

Total share-based compensation consisted of the following (in thousands):

	Year ended
	December 31,
	2018	2017
Share-based compensation:
Equity awards	$19,032	$19,754
Liability awards	(2,400)	4,402
Total share-based compensation	16,632	24,156
Capitalized share-based compensation	208	(1,463)
Total share-based compensation expense	$16,840	$22,693

Certain employee contracts provided for cash bonuses upon a positive FID in the Project (the “FID Bonus”).  In January 2018, the nominating, corporate governance and compensation committee of the board of directors approved, and certain employees party to such contracts accepted, an amendment to such contracts whereby the FID Bonuses would be settled in shares of Company common stock equal to 110% of the FID Bonus.  The associated liability for FID Bonuses to be settled in shares of Company common stock of $0.4 million and $1.0 million is included in share-based compensation liability and non-current compensation liabilities in our Consolidated Balance Sheets at December 31, 2018 and 2017 respectively.

The total unrecognized compensation costs at December 31, 2018 relating to equity-classified awards and liability-classified awards were $23.3 million and $1.1 million, respectively, which are expected to be recognized over a weighted average period of 0.8 years.

Restricted stock awards are awards of Company common stock that are subject to restrictions on transfer and to a risk of forfeiture if the recipient’s employment with the Company is terminated prior to the lapse of the restrictions.  Restricted stock awards vest based on service conditions and/or performance conditions.  The amortization of the value of restricted stock grants is accounted for as a charge to compensation expense, or capitalized, depending on the nature of the services provided by the employee, with a corresponding increase to additional-paid-in-capital over the requisite service period.

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

The table below provides a summary of our restricted stock outstanding as of December 31, 2018 and changes during the year ended December 31, 2018 (in thousands, except for per share information):

	Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at January 1, 2018	9,104	$10.15
Granted	1,868	7.29
Vested	(173)	7.76
Forfeited	(3,668)	10.17
Non-vested at December 31, 2018	7,131	$9.44

Note 11 — Income Taxes

As discussed in Note 1 – Background and Basis of Presentation,  the Merger was accounted for as a reverse acquisition and recapitalization, with NextDecade LLC being treated as the accounting acquirer. As such, the historical Consolidated Financial Statements prior to July 24, 2017, relate to NextDecade LLC and its subsidiaries.

We are a C-Corporation and subject to income taxes in the U.S.  NextDecade LLC is a limited liability company that was not subject to income taxes during the years ended December 31, 2018 and 2017, since it was a pass-through entity for tax purposes.  As such, the income tax provision for the year ended December 31, 2017 represents the period from July 25, 2017 through December 31, 2017.

Due to our cumulative loss position, we have established a full valuation allowance against our deferred tax assets at December 31, 2018 and 2017. Due to NextDecade LLC’s previous pass-through status and our full valuation allowance, we have not recorded a provision for federal or state income taxes during the years ended December 31, 2018 or 2017.

The reconciliation of the federal statutory income tax rate to our effective income tax rate is as follows:

	Year Ended
	December 31,
	2018	2017
U.S. federal statutory rate, beginning of year	21%	35%
NextDecade LLC pre-merger net loss	—	(5)
Officers' compensation	(5)	(12)
U.S. tax reform rate change	—	(7)
Other	(1)	—
Valuation allowance	(15)	(11)
Effective tax rate as reported	—%	—%

Significant components of our deferred tax assets and liabilities at December 31, 2018 and 2017 are as follows (in thousands):

	Year Ended
	December 31,
	2018	2017
Deferred tax assets
Net operating loss carryforwards and credits	$5,302	$1,694
Share-based compensation expense	3,548	2,203
Property, plant and equipment	1,399	3
Other	51	11
Less: valuation allowance	(10,300)	(3,911)
Total deferred tax assets	—	—

Deferred tax liabilities
Total deferred tax liabilities	—	—

Net deferred tax assets (liabilities)	$—	$—

The federal deferred tax assets presented above do not include the state tax benefits as our net deferred state tax assets are offset with a full valuation allowance.

At December 31, 2018, we had federal net operating loss (“NOL”) carryforwards of approximately $25.2 million. Approximately $7.8 million of these NOL carryforwards will expire between 2034 and 2037.

Due to our history of NOLs, current year NOLs and significant risk factors related to our ability to generate taxable income, we have established a valuation allowance to offset our deferred tax assets as of December 31, 2018 and 2017. We will continue to evaluate our ability to release the valuation allowance in the future. Deferred tax assets and deferred tax liabilities are classified as non-current in our Consolidated Balance Sheets.

The Tax Reform Act of 1986 (as amended) contains provisions that limit the utilization of NOL and tax credit carryforwards if there has been a change in ownership as described in Section 382 of the Internal Revenue Code (“Section 382”).  Due to the Company’s initial public offering in 2015 and the Merger in 2017, substantial changes in the Company's ownership have occurred that may limit or reduce the amount of NOL carryforwards that the Company could utilize in the future to offset taxable income. The Company has not completed a detailed Section 382 study at this time to determine what impact, if any, that ownership changes may have had on its NOL carryforwards.  In each period since its inception, the Company has recorded a valuation allowance for the full amount of its deferred tax assets, as the realization of the deferred tax asset is uncertain. As a result, the Company has not recognized any federal or state income tax benefit in its Consolidated Statement of Operations and Comprehensive Loss.

We remain subject to periodic audits and reviews by taxing authorities; however, we do not expect these audits will have a material effect on our tax provision. The federal tax returns for the years beginning 2014 remain open for examination.

Note 12 — Commitments and Contingencies

Operating Leases

During the years ended December 31, 2018 and 2017, we recognized expense for all operating leases of $1.0 million and $0.7 million, respectively, related primarily to office space and site leases.

We currently lease approximately 25,600 square feet of office space for general and administrative purposes in Houston, Texas under a lease agreement that expires on September 30, 2020.

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

In March 2017, NextDecade LLC executed a lease agreement with the Brownsville Navigation District for a ten -acre tract subsumed within the site for the Terminal (the “Brownsville Lease”). The Brownsville Lease has an eight-month primary term with the option to renew such lease for six additional six-month terms.  In October 2018, NextDecade LLC exercised its option to renew the Brownsville Lease for an additional six-month term, which expires May 6, 2019.  NextDecade LLC has the right to terminate the Brownsville Lease at the end of any six-month term at no additional cost.

Future annual minimum lease payments, for all operating leases are as follows (in thousands):

Years ending December 31,	Operating Leases (1)
2019	$1,299
2020	1,159
2021	3
2022	—
2023	—
Thereafter	—
Total	$2,461

(1)	Includes certain lease option renewals that are reasonably assured.

Other Commitments

During the third quarter of 2018, we initiated a competitive EPC bid process.  In connection with the EPC bid process, we entered into agreements with potential EPC contractors that provide for payments to be made by us to the EPC contractors as bid milestones are achieved (“Invitation to Bid Contract Costs”).  Future potential payments for Invitation to Bid Contract Costs are up to $14.9 million in 2019.

Legal Proceedings

From time to time the Company may be subject to various claims and legal actions that arise in the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for liabilities we deem probable and estimable.

As of December 31, 2018, management is not aware of any claims or legal actions that, separately or in the aggregate, are likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows, although the Company cannot guarantee that a material adverse event may not occur.

Note 13 — Recent Accounting Pronouncements

The following table provides a brief description of recent accounting standards that have not been adopted by the Company as of December 31, 2018:

Standard	Description	Expected Date of Adoption	Effect on our Consolidated Financial Statements or Other Significant Matters
Accounting Standards Update ("ASU") 2016‑02, Leases (Topic 842)

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

January 1, 2019

We will adopt the accounting standard using a prospective transition approach, which applies the provisions of the new guidance at the effective date without adjusting the comparative periods presented. We have elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carry forward the historical accounting relating to lease identification and classification for existing leases upon adoption. We have also elected the optional practical expedient permitted under the transition guidance within the new standard related to land easements that allows us to carry forward our historical accounting treatment for land easements on existing agreements upon adoption. We have made an accounting policy election to keep leases with an initial term of 12 months or less off of our Consolidated Balance Sheet. We are finalizing our evaluation of the impacts that the adoption of this accounting guidance will have on the Consolidated Financial Statements, and estimate approximately $1.6 million and $1.9 million of right-of-use assets and liabilities, respectively, will be recognized in our Consolidated Balance Sheet upon adoption.  The adoption of this standard will not have a material impact to our results of operations or cash flows.

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

January 1, 2019

Upon adoption of this standard, we expect to reclassify approximately $2.0 million from Share-based compensation liability to Additional paid-in-capital in our Consolidated Balance Sheets as of December 31, 2018.  The fair value of share based compensation awards to non-employees will not be remeasured subsequent to December 31, 2018.  The adoption of this standard will not have any impact to our results of operations or cash flows.

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
ASU 2014‑09, Revenue from Contracts with Customers (Topic 606), and subsequent amendments thereto

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

NextDecade Corporation and Subsidiaries

Supplemental Information to Consolidated Financial Statements

Summarized Quarterly Financial Data

(unaudited)

Summarized Quarterly Financial Data – (in thousands, except per share amounts)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended December 31, 2018:
Revenues	$—	$—	$—	$—
Total operating loss	(16,280)	(3,616)	(10,979)	(12,140)
Net loss attributable to common stockholders	(16,200)	(3,482)	(10,951)	(12,873)
Basic and diluted loss per share (1)	(0.15)	(0.03)	(0.10)	(0.12)

Year ended December 31, 2017:
Revenues	$—	$—	$—	$—
Total operating loss	(2,417)	(2,496)	(14,290)	(16,435)
Net loss attributable to common stockholders	(2,388)	(2,453)	(14,157)	(16,328)
Basic and diluted loss per share (1)	(0.02)	(0.03)	(0.14)	(0.15)

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

Item 9. Changes in and Disagreements with Accountants

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of “our disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal year ended December 31, 2018. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2018, our disclosure controls and procedures were effective.

Management’s Report on Internal Controls Over Financial Reporting

As management, we are responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, we have conducted an assessment, including testing using the criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and, even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation.

Based on our assessment, we have concluded that the Company maintained effective internal control over financial reporting as of December 31, 2018, based on criteria in Internal Control—Integrated Framework (2013) issued by the COSO.

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

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None.

Part III

Pursuant to paragraph 3 of General Instruction G to Form 10-K, the information required by Items 10 through 14 of Part III of this Report is incorporated by reference from NextDecade’s definitive proxy statement, which is to be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of NextDecade’s fiscal year ended December 31, 2018.

Part IV

Item 15.   Exhibits and Financial Statement Schedules

(a)	Financial Statements, Schedules and Exhibits
(1)	Financial Statements – NextDecade Corporation and Subsidiaries:

(2)	Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

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

3.1(2)	Second Amended and Restated Certificate of Incorporation of NextDecade Corporation, dated July 24, 2017
3.2(3)	Amended and Restated Bylaws of NextDecade Corporation, dated July 24, 2017
3.3(4)	Certificate of Designations of Series A Convertible Preferred Stock, dated August 9, 2018
3.4(5)	Certificate of Designations of Series B Convertible Preferred Stock, dated September 28, 2018
4.1(6)	Specimen Common Share Certificate
4.2(7)	Specimen Unit Certificate
4.3(8)	Specimen Warrant Certificate
4.4(9)	Form of Warrant Agreement between Harmony Merger Corp. and Continental Stock Transfer & Trust Company
4.5(10)	Form of Warrant Agreement for the Series A Warrants
4.6(11)	Form of Warrant Agreement for the Series B Warrants
10.1(12)

Agreement and Plan of Reorganization, dated as of January 7, 2017, by and among Harmony Merger Corp., Harmony Merger Sub (Canada) Inc., Customer Acquisition Network (Canada) Inc. and the Shareholders of Customer Acquisition Network (Canada) Inc.

10.2(13)	Promissory Note issued to Eric Rosenfeld on November 21, 2016
10.3(14)	Form of Harmony Voting Agreement
10.4(15)	Form of Member Support Agreement
10.5(16)	Indemnity Escrow Agreement
10.6(17)	Registration Rights Agreement
10.7(18)	Form of Lock-Up Agreement
10.8(19)†	Employment Agreement of Kathleen Eisbrenner, dated May 20, 2015
10.9(20)†	Letter Agreement with Kathleen Eisbrenner, dated April 17, 2017
10.10(21)†	Letter Agreement with Kathleen Eisbrenner, dated November 13, 2015
10.11(22)†	Employment Agreement, dated September 8, 2017, between NextDecade Corporation and Matthew K. Schatzman

10.12(23)†	Form of Restricted Stock Award Agreement for Non-Executive Employees and Contractors
10.13(24)

Backstop Commitment Agreement, dated as of April 11, 2018, by and between NextDecade Corporation and York Capital Management Global Advisors, LLC, severally on behalf of certain funds or accounts advised by it or its affiliates

10.14(25)

Backstop Commitment Agreement, dated as of April 11, 2018, by and between NextDecade Corporation and Valinor Management, L.P., severally on behalf of certain funds or accounts for which it is investment manager

10.15(26)

Backstop Commitment Agreement, dated as of April 11, 2018, by and between NextDecade Corporation and Halcyon Capital Management LP, severally on behalf of certain funds or accounts advised by it or its affiliates

10.16(27)

Series A Convertible Preferred Stock Purchase Agreement, dated as of August 3, 2018, entered into by and between NextDecade Corporation and York Capital Management Global Advisors, LLC, severally on behalf of certain funds or accounts managed by it or its affiliates

10.17(28)

Series A Convertible Preferred Stock Purchase Agreement, dated as of August 3, 2018, entered into by and between NextDecade Corporation and Valinor Management, L.P., severally on behalf of certain funds or accounts for which it is investment manager

10.18(29)

Series A Convertible Preferred Stock Purchase Agreement, dated as of August 3, 2018, entered into by and between NextDecade Corporation and Halcyon Capital Management LP, severally on behalf of certain funds or accounts managed by it or its affiliates

10.19(30)	Series A Convertible Preferred Stock Purchase Agreement, dated as of August 3, 2018, entered into by and between NextDecade Corporation and HGC NEXT INV LLC
10.20(31)	Form of Registration Rights Agreement
10.21(32)	Purchaser Rights Agreement by and between NextDecade Corporation and HGC NEXT INV LLC
10.22(33)

Amendment No. 1 to Backstop Commitment Agreement, made effective as of August 3, 2018, by and between NextDecade Corporation and York Capital Management Global Advisors, LLC, severally on behalf of certain funds or accounts advised by it or its affiliates

10.23(34)

Amendment No. 1 to Backstop Commitment Agreement, made effective as of August 3, 2018, by and between NextDecade Corporation and Valinor Management, L.P., severally on behalf of certain funds or accounts for which it is investment manager

10.24(35)

Amendment No. 1 to Backstop Commitment Agreement, made effective as of August 3, 2018, by and between NextDecade Corporation and Halcyon Capital Management LP, severally on behalf of certain funds or accounts advised by it or its affiliates

10.25(36)	Series B Convertible Preferred Stock Purchase Agreement, dated as of August 23, 2018, entered into by and between NextDecade Corporation and the Purchasers named therein
10.26(37)	Form of Registration Rights Agreement.
10.27(38)	Form of Purchaser Rights Agreement
10.28*

Amendment No. 1 to Registration Rights Agreement, effective as of December 7, 2018, by and between NextDecade Corporation and York Capital Management Global Advisors, LLC, severally on behalf of certain funds or advised by it or its affiliates

10.29*

Amendment No. 1 to Registration Rights Agreement, effective as of December 7, 2018, by and between NextDecade Corporation and Valinor Management L.P., severally on behalf of certain funds or accounts for which it is investment manager

10.30*

Amendment No. 1 to Registration Rights Agreement, effective as of December 7, 2018, by and between NextDecade Corporation and Bardin Hill Investment Partners LP (formerly Halcyon Capital Management LP), on behalf of the accounts it manages

10.31*†	Amendment No. 1 to Employment Agreement, effective January 1, 2019, by and between NextDecade Corporation and Matthew K. Schatzman
21.1*	Subsidiaries of the Company
23.1*	Consent of Grant Thornton LLP
23.2*	Consent of Marcum LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

(1)	Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, filed April 18, 2017.
(2)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed July 28, 2017.
(3)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed July 28, 2017.
(4)	Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-3, filed December 20, 2018.
(5)	Incorporated by reference to Exhibit 3.4 of the Registrant’s Quarterly Report on Form 10-Q, filed November 9, 2018.
(6)	Incorporated by reference to Exhibit 4.2 of the Amendment No. 2 to the Registrant’s Registration Statement on Form S-1, filed October 10, 2014.
(7)	Incorporated by reference to Exhibit 4.1 of the Amendment No. 7 to the Registrant’s Registration Statement on Form S-1, filed March 13, 2015.
(8)	Incorporated by reference to Exhibit 4.3 of the Amendment No. 7 to the Registrant’s Registration Statement on Form S-1, filed March 13, 2015.
(9)	Incorporated by reference to Exhibit 4.4 of the Amendment No. 7 to the Registrant’s Registration Statement on Form S-1, filed March 13, 2015.
(10)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed August 7, 2018.
(11)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed August 24, 2018
(12)	Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, filed January 9, 2017.
(13)	Incorporated by reference to Exhibit 10.13 of the Registrant’s Annual Report on Form 10-K, filed March 10, 2017.
(14)	Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, filed April 18, 2017.
(15)	Incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K, filed April 18, 2017.
(16)	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8‑K, filed July 28, 2017.
(17)	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8‑K, filed July 28, 2017.
(18)	Incorporated by reference to Exhibit 10.3 of the Company’s Form 8‑K, filed July 28, 2017.
(19)	Incorporated by reference to Exhibit 10.4 of the Company’s Form 8‑K, filed July 28, 2017.
(20)	Incorporated by reference to Exhibit 10.5 of the Company’s Form 8‑K, filed July 28, 2017.
(21)	Incorporated by reference to Exhibit 10.6 of the Company’s Form 8‑K, filed July 28, 2017.
(22)	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8‑K, filed September 11, 2017.
(23)	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8‑K, filed December 20, 2017.
(24)	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8‑K, filed April 12, 2018.
(25)	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8‑K, filed April 12, 2018.
(26)	Incorporated by reference to Exhibit 10.3 of the Company’s Form 8‑K, filed April 12, 2018.
(27)	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8‑K, filed August 7, 2018.
(28)	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8‑K, filed August 7, 2018.
(29)	Incorporated by reference to Exhibit 10.3 of the Company’s Form 8‑K, filed August 7, 2018.
(30)	Incorporated by reference to Exhibit 10.4 of the Company’s Form 8‑K, filed August 7, 2018.
(31)	Incorporated by reference to Exhibit 10.5 of the Company’s Form 8‑K, filed August 7, 2018.
(32)	Incorporated by reference to Exhibit 10.6 of the Company’s Form 8‑K, filed August 7, 2018.
(33)	Incorporated by reference to Exhibit 10.7 of the Company’s Form 8‑K, filed August 7, 2018.
(34)	Incorporated by reference to Exhibit 10.8 of the Company’s Form 8‑K, filed August 7, 2018.
(35)	Incorporated by reference to Exhibit 10.9 of the Company’s Form 8‑K, filed August 7, 2018.
(36)	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8‑K, filed August 24, 2018.
(37)	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8‑K, filed August 24, 2018.
(38)	Incorporated by reference to Exhibit 10.3 of the Company’s Form 8‑K, filed August 24, 2018.

†     Indicates management contract or compensatory plan.

*     Filed herewith.

**   Furnished herewith.

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NextDecade Corporation
(Registrant)

By:	/s/ Matthew K. Schatzman
Matthew K. Schatzman
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 6, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew K. Schatzman	President and Chief Executive Officer and Director	March 6, 2019
Matthew K. Schatzman	(Principal Executive Officer)

/s/ Benjamin A. Atkins	Chief Financial Officer	March 6, 2019
Benjamin A. Atkins	(Principal Financial Officer)

/s/ Eric Garcia	Chief Accounting Officer	March 6, 2019
Eric Garcia	(Principal Accounting Officer)

/s/ Kathleen Eisbrenner	Chairman of the Board	March 6, 2019
Kathleen Eisbrenner

/s/ Brian Belke	Director	March 6, 2019
Brian Belke

/s/ Matthew Bonanno	Director	March 6, 2019
Matthew Bonanno

/s/ David Gallo	Director	March 6, 2019
David Gallo

/s/ Avinash Kripalani	Director	March 6, 2019
Avinash Kripalani

/s/ Koo Yung Lee	Director	March 6, 2019
Koo Yung Lee

/s/ David Magid	Director	March 6, 2019
David Magid

/s/ Eric S. Rosenfeld	Director	March 6, 2019
Eric S. Rosenfeld

/s/ William Vrattos	Director	March 6, 2019
William Vrattos

/s/ Spencer Wells	Director	March 6, 2019
Spencer Wells