Form 10-K/A
period 2018-12-31
NextDecade Corp.
filed 2019-04-10
CIK 1612720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K/A

(Amendment No. 1)

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

110,035,774 shares of the registrant’s Common Stock, $0.0001 par value, were outstanding as of April 9, 2019.

NEXTDECADE CORPORATION

Explanatory Note

NextDecade Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Original Form 10-K”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2018 solely to include information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from a definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year end.

Pursuant to the rules of the SEC, Part IV, Item 15 has also been amended to contain the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Amendment as Exhibits 31.1 and 31.2. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Part IV, Item 15 has also been amended to include certain exhibits required to be filed as part of this Amendment.

This Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III of the Original Form 10-K, and it deletes the reference on the cover of the Original Form 10-K to the incorporation by reference to portions of the definitive proxy statement into Part III of the Original Form 10-K. Except as described above, this Amendment does not otherwise revise, restate, modify or update any information in the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC subsequent to the filing of the Original Form 10-K.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Identification of Directors

Currently, the board of directors (the “Board”) of the Company consists of eleven members.  The Company’s Second Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) and its Amended and Restated Bylaws (the “Bylaws”) provide that the Board be classified into three classes. These classes are designated as Class A directors, Class B directors and Class C directors, with members of each class holding office for staggered three-year terms. Newly created directorships or vacancies on the Board resulting from death, resignation, disqualification, removal or other causes may be filled by the affirmative vote of a majority of the remaining directors then in office, even if less than a quorum of the Board is present, or by a sole remaining director.  Each such director so chosen shall hold office until the Company’s next annual meeting of stockholders or until such director’s successor is duly elected and qualified or until such director’s earlier death, resignation or removal in accordance with the Bylaws.

There are currently four Class A directors, four Class B directors and three Class C directors. Each of the Class A directors, except for Koo Yung Lee, has a term that expires at the 2021 Annual Meeting of Stockholders or until such date that their successors are duly elected and qualified or until their earlier death, resignation or removal in accordance with the Bylaws.  Mr. Lee has a term that expires at the 2019 Annual Meeting of Stockholders because he was appointed by the Board on September 5, 2018 to fill a newly created directorship and, pursuant to the Bylaws, directors appointed to fill newly created directorships shall hold office until the Company’s next annual meeting of stockholders, which, in his case, is the 2019 Annual Meeting of Stockholders.  If Mr. Lee is elected by the stockholders at the 2019 Annual Meeting of Stockholders, Mr. Lee will serve the remainder of his term as a Class A director until the 2021 Annual Meeting of Stockholders or until his successor is duly elected and qualified or until his earlier death, resignation or removal in accordance with the Bylaws.  The four Class B directors have terms that expire at the 2019 Annual Meeting of Stockholders and the three Class C directors have terms that expire at the 2020 Annual Meeting of Stockholders or, in all cases, until such date that their successors are duly elected and qualified or until their earlier death, resignation or removal in accordance with the Bylaws.

The name, age as of Apri1 9, 2019, principal occupation, and other information highlighting the particular experience, qualifications, attributes and skills concerning of each director are set forth below.

Class A Directors

Matthew K. Schatzman, 53, is the Company’s Chief Executive Officer and has served in such position since February 2018.  Mr. Schatzman has served as the Company’s President and as a member of the Board since September 2018.   Prior to joining the Company, Mr. Schatzman served as President at MKS Energy, LLC, an advisory and consulting firm focused on liquefied natural gas (“LNG”), natural gas and crude oil markets, logistics and risk management from March 2018 until September 2018. He was previously Executive Vice President, Global Energy Marketing and Shipping at BG Group, a British multinational oil and gas company, from January 2012 until May 2014 and served as Senior Vice President, Energy Marketing from March 2007 until December 2011. Prior to that, he served in various roles at Dynegy Inc. (“Dynegy”), including President and Chief Executive Officer of Dynegy’s wholesale business. Mr. Schatzman holds a Bachelor of Arts in Political Science from Yale University.

The Board believes Mr. Schatzman’s marketing, logistics, risk management and operational leadership experience of over 30 years with companies in the LNG, natural gas, oil and power generation industries, including BG Group and Dynegy, make him well-qualified to serve as a Company director.

Avinash Kripalani, 35, has served as a Company director since July 2017.  Mr. Kripalani served as a member of the board of managers of NextDecade LNG, LLC (“NextDecade”) from April 2016 until July 2017.   Mr. Kripalani is a Managing Principal at Bardin Hill Investment Partners LP (formerly known as Halcyon Capital Management LP (“Bardin Hill”)), where he has worked since April 2008. Prior to Bardin Hill, he was a Consultant at IBM. Mr. Kripalani earned a Bachelor of Science in Economics and a Bachelor of Science and a Master of Science in Systems and Information Engineering from the University of Virginia.

The Board believes Mr. Kripalani’s experience as a private equity principal and in other senior executive leadership roles and relevant experience in private financing and strategic planning, as well as extensive industry knowledge, provides him with the qualifications and skills necessary to serve as a Company director.

William Vrattos, 49, has served as a Company director since July 2017.  Mr. Vrattos served as a member of the board of managers of NextDecade from June 2015 until July 2017. Mr. Vrattos joined York Capital Management Global Advisors, LLC (“YCMGA”) in January 2002 and is the Co-Managing Partner of YCMGA. Mr. Vrattos is a Co-Portfolio Manager of the York Credit Opportunities, York European Distressed Credit, York Global Credit Income funds and York Tactical Energy funds as well as a member of YCMGA’s executive committee. Prior to joining YCMGA, he worked at Georgica Advisors LLC as a Portfolio Manager specializing in media and communications equities and distressed securities and at Morgan Stanley & Co., Inc. as an investment banker. Mr. Vrattos is currently a member of the board of directors or advisory board, as applicable and in his capacity as a YCMGA employee, of all entities related to Entropy Investments, all entities incorporated pursuant to YCMGA’s partnerships with Costamare Inc. and Augustea Bunge Maritime, and India 2020. In addition, he serves on the Board of Trustees of The Buckley School, the Board of Trustees of Groton School, and the Board of the Museum of the City of New York. Mr. Vrattos received a Bachelor of Arts in English from Dartmouth College and a Master of Business Administration from Harvard Business School.

The Board believes Mr. Vrattos’ experience as a private equity principal and in other senior executive leadership roles with his respective firms’ investments in a wide range of industries, including valuable and relevant experience in private financing, strategic investing and restructuring, provide him with the qualifications and skills to serve as a Company director.

Koo Yung Lee, 55, has served as a Company director since September 2018 and was originally appointed to the Board, and is nominated for election at the Annual Meeting, pursuant to the terms of that certain Purchaser Rights Agreement, dated as of August 23, 2018, by and between the Company and HGC NEXT INV LLC (“HGC”).  Since October 2018, Mr. Lee has served as Senior Executive Vice President of Hanwha Chemical Corporation, a company principally engaged in the manufacturing and sale of petrochemical products (“Hanwha Chemical”).  From November 2018 until September 2018, Mr. Lee served as the Head of Corporate Strategy of Hanwha Chemical.  From April 2015 until October 2018, Mr. Lee served as President of Hanwha Q CELLS America Inc. and from October 2012 until March 2015, he served as Chief Commercial Officer of Hanwha Q CELLS GmbH (together with Hanwha Q CELLS America Inc., “Hanwha Q CELLS”).   Hanwha Q CELLS is a manufacturer of high-quality solar cells and photovoltaic modules.  Mr. Lee received a Bachelor of Arts degree in Political Science from Yonsei University in Seoul, South Korea.

The Board believes Mr. Lee’s management experience, leadership capabilities, financial knowledge and business acumen as well as his broad understanding of business globally provide Mr. Lee with the qualifications and skills to serve as a Company director.

Class B Directors

Kathleen Eisbrenner, 58, has served as the Chairman of the Board since July 2017 and was appointed to the Board pursuant to that certain Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Harmony Merger Sub, LLC, NextDecade and certain members of NextDecade and entities affiliated with such members.  Mrs. Eisbrenner had served as the Company’s Chief Executive Officer from July 2017 through January 2018.  Mrs. Eisbrenner founded NextDecade on June 4, 2010 and served as its Chief Executive Officer for a little over seven years.  Mrs. Eisbrenner was formerly Executive Vice President at Royal Dutch Shell (“Shell”), where she was responsible for the management of the company’s global LNG portfolio and LNG trading business, from September 2007 until December 2009. Prior to her time at Shell, Mrs. Eisbrenner was the founder and Chief Executive Officer of Excelerate Energy, focused on developing the floating storage regasification unit vessel and industry.  Mrs. Eisbrenner is a member of the American Bureau of Shipping and JERA’s Fuel Business Expert Advisory Board and a past member of the National Petroleum Council and Junior Achievement of Southeast Texas. She is a former member of the Board of Chesapeake Energy. Mrs. Eisbrenner holds a Bachelor of Science in Civil Engineering from the University of Notre Dame.

The Board believes that Mrs. Eisbrenner’s experience as a chief executive officer in the LNG industry and broader energy industries and vast knowledge of energy-related operations provide her with valuable and relevant experience in operations, company management, customer strategy and leadership of complex organizations, as well as extensive industry knowledge, and provides her with the qualifications and skills to serve as a Company director.

Eric S. Rosenfeld, 61, has served as a Company director since May 2014.  Mr. Rosenfeld served as Chairman of the Board and as the Company’s Chief Executive Officer from May 2014 until July 2017.  Mr. Rosenfeld is currently chairman of the board of directors of CPI Aerostructures, Inc., a New York Stock Exchange (“NYSE”) listed company engaged in the contract production of structural aircraft parts principally for the U.S. Air Force and other branches of the U.S. armed forces. He became a director in April 2003 and chairman in January 2005. Since June 2017, Mr. Rosenfeld has served on the board of directors of Aecon Group Inc., a Toronto Stock Exchange (“TSX”) listed construction company.  Mr. Rosenfeld has been the president and chief executive officer of Crescendo Partners, L.P., a New York-based investment firm, since its formation in November 1998. He has also been the senior managing member of Crescendo Advisors II, LLC since its formation in August 2000.

Mr. Rosenfeld also served as the chairman of the board and chief executive officer of Quartet Merger Corp. from April 2013 until its merger with Pangea in October 2014 and has served as a director of Pangea since such time. Mr. Rosenfeld has also served on the board of directors of Cott Corporation, a NYSE listed beverage company, since June 2008. Since December 2012, Mr. Rosenfeld has been a board member of Absolute Software Corporation, a TSX listed provider of security and management for computers and ultra-portable devices.

Mr. Rosenfeld served as chairman of the board and chief executive officer of Trio Merger Corp. from June 2011 until its merger with SAE in June 2013 and served as a director of SAE from June 2013 until July 2016. Mr. Rosenfeld served as the chairman of the board, chief executive officer and president of Rhapsody Acquisition Corp. from April 2006 until the completion of its business combination with Primoris Services Corporation (formerly known as Primoris Corporation (“Primoris”)) in July 2008.  From July 2008 until May 2014, Mr. Rosenfeld served as a director of Primoris.

Mr. Rosenfeld is a regular guest lecturer at Columbia Business School and has served on numerous panels at Queen’s University Business Law School Symposia, McGill Law School, the World Presidents’ Organization and the Value Investing Congress. He is a senior faculty member at the Director’s College. He has also been a regular guest host on CNBC. Mr. Rosenfeld received a Bachelor of Arts in Economics from Brown University and a Master of Business Administration from the Harvard Business School.

The Board believes Mr. Rosenfeld is well-qualified to serve as a Company director due to his public company experience, operational experience and his business contacts.

David Magid, 33, has served as a Company director since July 2017 and was appointed to the Board pursuant to the Merger Agreement.  Mr. Magid joined York Capital Management, L.P.  (“York”) in July 2013 and is a Vice President of York. Prior to joining York, he worked at Credit Suisse as an analyst in Leveraged Finance, Origination, & Restructuring. Mr. Magid received a Bachelor of Arts in Economics and Politics from Brandeis University and a Master of Business Administration from Columbia Business School.

The Board believes Mr. Magid’s experience as a private equity principal and in other senior executive leadership roles with his respective firms’ investments in a wide range of industries and his valuable and relevant experience in private financing, strategic investing and restructuring provide him with the qualifications and skills to serve as a Company director.

David Gallo, 45, has served as a Company director since July 2017 and was appointed to the Board pursuant to the Merger Agreement.  Mr. Gallo is the Founder, Portfolio Manager and Managing Partner of Valinor Management L.P., the investment manager of an equity long-short hedge fund (“Valinor”), where he has worked since July 2007. Prior to founding Valinor, Mr. Gallo was a senior analyst at Bridger Capital and worked at investment firms including Tiger Management, Kohlberg Kravis Roberts & Co., and the Blackstone Group.

Mr. Gallo received his Bachelor of Science in Economics, summa cum laude, from the Wharton School of the University of Pennsylvania and his Master of Business Administration from Harvard Business School where he graduated as a Baker Scholar.

The Board believes Mr. Gallo’s experience as a managing partner of an investment firm and in other senior executive leadership and director roles as well as extensive industry experience and experience overseeing investments in the LNG sector provide him with the qualifications and skills to serve as a Company director.

Class C Directors

Brian Belke, 35, has served as a Company director since July 2017 and was appointed to the Board pursuant to the Merger Agreement.  Mr. Belke served as member of the board of managers of NextDecade from June 2015 until July 2017.  Mr. Belke is a Partner at Valinor where he has worked since June 2010. Prior to Valinor, Mr. Belke was an Equity Research Associate at Fidelity Investments. He is a Chartered Financial Analyst and is a member of the CFA Institute and the New York Society of Securities Analysts.   Mr. Belke earned a Bachelor of Science in Management with concentrations in Finance and Accounting, summa cum laude, from Boston College, and a Master of Business Administration from Harvard Business School, where he graduated with High Distinction as a Baker Scholar.

The Board believes Mr. Belke’s experience as a partner of an investment firm and in other senior executive leadership roles as well as his extensive industry experience and experience overseeing investments in the LNG sector provide him with the qualifications and skills to serve as a Company director.

Matthew Bonanno, 40, has served as a Company director since July 2017 and was appointed to the Board pursuant to the Merger Agreement.  Mr. Bonanno joined YCMGA in July 2010 and is a Partner of the firm and its Co-Head of North American Credit. Mr. Bonanno is a Co-Portfolio Manager of the York Tactical Energy funds.  Mr. Bonanno joined YCMGA from the Blackstone Group where he worked as an associate focusing on restructuring, recapitalization, and reorganization transactions.  Prior to joining the Blackstone Group, Mr. Bonanno worked on financing and strategic transactions at News Corporation and as an investment banker at JP Morgan and Goldman Sachs. Mr. Bonanno, in his capacity as YCMGA employee, has served as a member of the boards of directors of (i) Rever Offshore AS, (ii) all entities incorporated pursuant to YCMGA’s partnership with Costamare Inc. and Augustea Bunge Maritime, (iii) Vantage Drilling International, (iv) Linn Energy Inc., (v) Samson Resources II, LLC,  (vi) Roan Resources, Inc., and (vii) Riviera Resources Inc. Mr. Bonanno also serves on the board of the Children’s Scholarship Fund.

Mr. Bonanno received a Bachelor of Arts in History from Georgetown University and a Master of Business Administration in Finance from The Wharton School of the University of Pennsylvania.

The Board believes Mr. Bonanno’s experience as a private equity partner and in other senior executive leadership roles and relevant experience in corporate finance, mergers and acquisitions, and reorganizations, as well as his extensive industry knowledge, provide him with the qualifications and skills to serve as a Company director.

L. Spencer Wells, 48, has served as a Company director since July 2017 and was appointed pursuant to the Merger Agreement. Mr. Wells has over 20 years of experience as a portfolio manager and financial analyst.  Mr. Wells co-founded Drivetrain Advisors, LLC, a firm providing fiduciary services to the alternate investment community (“Drivetrain”), in December 2013, where he currently serves as a Partner.  Prior to co-founding Drivetrain, Mr. Wells was employed by TPG Special Situations Partners (“TPG”) from 2010 to 2013, where he first served as Partner from September 2010 to January 2012, and then as a Senior Advisor from January 2012 to July 2013. Prior to TPG, Mr. Wells served as a Partner/Portfolio Manager for Silverpoint Capital, as a Director at the Union Bank of Switzerland and as a Vice President of Deutsche Bank AG.

Mr. Wells has served as a member of the boards of directors of (i) Advanced Emissions Solutions, Inc. since July 2014, (ii) Town Sports International Holdings, Inc. since March 2015, (iii) Vantage since February 2016, (iv) Samson since February 2018, (v) Telford Offshore Holdings Ltd. since February 2018, (vi) Jones Energy, Inc. since November 2018, and (vii) Telford Offshore Holdings, Ltd. since February 2018.  Mr. Wells served as a member of the boards of directors of (i) Alinta Holdings from April 2013 to September 2013, (ii) each of CertusHoldings, Inc. and CertusBank, N.A. from August 2014 to April 2016, (iii) Navig8 Crude, Ltd. from May 2014 to May 2015, (iv) Global Geophysical Services, LLC from February 2015 to October 2016, (v) Syncora Holdings Ltd. from August 2015 to December 2016, (vi) Affinion Group, Inc. from November 2015 to July 2018, (vii) Lily Robotics. Inc. from January 2018 to September 2018 and (viii) Roust Corporation from February 2018 to December 2018.

Mr. Wells received a Bachelor of Arts in Psychology from Wesleyan University and a Master of Business Administration, with honors, from Columbia Business School.

The Board believes Mr. Wells’s public company experience, financial expertise, extensive industry experience and experience overseeing investments in the LNG sector provides him with the qualifications and skills to serve as a Company director.

Identification of Executive Officers

The names, ages as of April 9, 2019, position and other information concerning our executive officers are set forth below.

Name	Age	Position
Matthew K. Schatzman	53	President and Chief Executive Officer
Benjamin Atkins	48	Chief Financial Officer
Krysta De Lima	50	General Counsel and Corporate Secretary

Matthew K. Schatzman is the Company’s President and Chief Executive Officer.  Mr. Schatzman was appointed President in September 2018 and became Chief Executive Officer in February 2018 as contemplated by the terms of his employment agreement with the Company dated September 8, 2017, as amended by that Amendment No. 1 to Employment Agreement effective January 1, 2019 (as amended, the “Schatzman Employment Agreement”).  Please refer to the section titled “Identification of Directors” for additional information with respect to Mr. Schatzman’s background and experience.

Benjamin Atkins, CFA, CPA, is the Company’s Chief Financial Officer and was appointed to such office in July 2017.  Mr. Atkins has served as Chief Financial Officer of NextDecade since November 2015.  Mr. Atkins is responsible for the Company’s capital strategy, project financing, financial reporting, controls, budgeting, information technology, investor relations, tax reporting/incentives and insurance. Before joining the Company, Mr. Atkins served as Senior Vice President at GE Capital, where he worked from November 2005 to October 2015, focusing on investment and portfolio management roles for thermal power and midstream equity investments. Mr. Atkins previously worked at McKinsey & Company and as a manager in State Street Corporation’s Securities Finance division. Mr. Atkins is a Chartered Financial Analyst and a licensed Certified Public Accountant in Connecticut and Texas. He was valedictorian of his class at the United States Naval Academy and served as a nuclear engineer in the United States Navy submarine fleet. He earned a Master of Arts degree in Philosophy, Politics, and Economics from Oxford University.

Krysta De Lima is the Company’s General Counsel and Corporate Secretary and was appointed to such offices in July 2017.  Ms. De Lima has served as General Counsel of NextDecade since July 2015. Ms. De Lima is responsible for all of the Company’s legal and contractual matters. From October 2013 to June 2015, Ms. De Lima worked in Bechtel’s Oil, Gas and Chemicals business unit where she advised on major global engineering, procurement and construction contracts and transactions. Previously, from September 2001 to December 2012, Ms. De Lima served first as lead counsel, then as VP Legal and then as Chief of Staff of the Trinidad Asset within BG Group plc (“BG Group”) where she advised on upstream, midstream and downstream projects and investments, including on the development, commissioning and oversight of BG Group’s investments in all four operating LNG trains at Atlantic LNG in Trinidad. Prior to BG Group, Ms. De Lima worked in private practice at Arthur Andersen. Ms. De Lima holds a Bachelor of Laws from Kings College London and a DESS in European Law and Maîtrise in French Law from the Université of Paris I, Panthéon-Sorbonne. Ms. De Lima is qualified to practice law in New York, France, England, the British Virgin Islands and Trinidad and Tobago.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires Company directors, officers and persons owning more than ten percent (10%) of Company equity securities to file reports of ownership and changes of ownership with the SEC. To our knowledge and based solely on the Company’s review of the Forms 3 and 4 and any amendments thereto and certain written representations from certain reporting persons that no other reports were required, the Company believes that directors, officers and stockholders owning more than ten percent (10%) of Company equity securities complied with their Section 16(a) filing requirements applicable to them on a timely basis during the fiscal year ended December 31, 2018.

Availability of Committee Charters and Codes of Ethics

The charters for the Audit and Risk Committee (the “Audit Committee”), the Nominating, Corporate Governance and Compensation Committee (the “NCGC Committee”) and the Operations Committee, as well as the Company’s Corporate Governance Guidelines, Code of Conduct and Ethics (the “Code of Conduct”), Whistleblower Policy and Insider Trading Policy can be found, free of charge, on the Corporate Governance page under the “Investors” section of the Company’s website, www.next-decade.com. The Code of Conduct is applicable to all directors, officers and employees. The Company intends to disclose any changes to, or waivers from, the provisions of the Code of Conduct that would otherwise be required to be disclosed under Item 5.05 of a Form 8-K on the Company’s website. The Company will also provide printed copies of these materials to any stockholder or other interested person upon request to NextDecade Corporation, Attention: Krysta De Lima, General Counsel and Corporate Secretary, 1000 Louisiana Street, Suite 3900, Houston, Texas 77002. The information on the Company’s website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings the Company makes with the SEC.

Stockholder Nominees for Director

There have been no material changes to the procedures by which stockholders may recommend nominees to the Board.

Audit Committee

The Audit Committee has been structured to comply with the requirements of Section 3(a)(58)(A) of the Exchange Act. The Audit Committee is currently comprised of Messrs. Rosenfeld, Kripalani and Wells with Mr. Wells as Chairman of the Audit Committee.  The Board has also determined that each of Messrs. Rosenfeld and Wells qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K of the Exchange Act and possesses the requisite accounting or related financial management expertise as required under the listing standards of the Nasdaq Stock Market (“Nasdaq”).

Item 11. Executive Compensation

2018 SUMMARY COMPENSATION TABLE

The following table sets forth all compensation paid, payable, awarded, granted, given, or otherwise provided, directly or indirectly, by the Company or its subsidiaries, in U.S. dollars, to the Company’s named executive officers.

Name	Year	Salary($)		Bonus(1) ($)	Stock Awards ($)		Total($)
Matthew K. Schatzman	2018	550,000		—	9,103,573	(3)	9,653,573
President and Chief Executive Officer(2)	2017	158,654	(4)	—	—		158,654

Kathleen Eisbrenner	2018	617,500		376,160	—		993,660
Chairman and Former Chief Executive Officer(2)	2017	508,750		432,438	42,144,551	(5)	43,085,739

Benjamin Atkins	2018	299,750		154,000	—		453,750
Chief Financial Officer	2017	275,000		116,875	6,333,713	(6)	6,725,588

Krysta De Lima	2018	299,750		167,000	—		466,750
General Counsel and Corporate Secretary	2017	275,000		116,875	4,709,689	(7)	5,101,564

(1)	Annual bonuses are paid in the first quarter following the applicable year of service.
(2)

On January 23, 2018, the Board appointed Mr. Schatzman, President of the Company, as the Chief Executive Officer of the Company, effective February 1, 2018.  Mrs. Eisbrenner, Chairman of the Board, continued as the Chief Executive Officer of the Company until such date.

(3)

The amount noted reflects the grant date fair value, based on the closing price of the Company’s common stock, par value $0.001 per share (“Common Stock”), on the date of grant of $8.16 per share, of (i) 14,692 shares of Common Stock granted to Mr. Schatzman on January 8, 2018 as his pro-rated portion of the 2017 annual bonus payable to him pursuant to the Schatzman Employment Agreement for the period September 18, 2017 through December 31, 2017 and (ii) 1,100,942 shares of restricted Common Stock granted to Mr. Schatzman on January 8, 2018 pursuant to the Schatzman Employment Agreement (the “2018 Schatzman Stock Award”). The amount does not reflect the value of 128,907 shares of Common Stock granted to Mr. Schatzman on January 29, 2019 as Mr. Schatzman’s 2018 annual bonus payable to him pursuant to the Schatzman Employment Agreement.  Of the 2018 Schatzman Stock Award, (i) 48,450 of such shares vested on the date of grant, (ii) 210,498 of such shares will vest in three equal installments on the first, second, and third anniversaries of September 18, 2018, and (iii) the remainder becomes vested based upon the achievement of certain milestones described below under Outstanding Equity Awards at Fiscal 2018 Year-End.  The 2018 Schatzman Stock Award was granted under the 2017 Omnibus Incentive Plan (the “2017 Equity Plan”).

(4)

Pursuant to the Schatzman Employment Agreement, Mr. Schatzman’s annual base salary for 2018 was $550,000.  The amount noted reflects the pro-rated portion of Mr. Schatzman’s annual base salary for the period September 18, 2017 through December 31, 2017.

(5)

The amount noted reflects the grant date fair value, based on the closing price of the Common Stock on the date of grant, of $10.26 per share of each of (i) 2,072,369 2017 Additional Shares (as defined below) and (ii) 2,035,287 2017 Restricted Shares (as defined below) granted to Mrs. Eisbrenner on July 24, 2017.  “2017 Additional Shares” means shares of Common Stock issuable upon the Company’s achievement of certain milestones as described below under Outstanding Equity Awards at Fiscal 2018 Year-End, and “2017 Restricted Shares” means shares of Common Stock issuable in respect of unvested profits interests (“Management Incentive Units”) granted under the NextDecade Incentive Plan (the “NextDecade Incentive Plan”).  The NextDecade Incentive Plan was terminated on July 24, 2017.  2017 Restricted Shares are issuable upon the Company’s achievement of certain milestones based on the number of shares of Common Stock outstanding at such time, as described below under Outstanding Equity Awards at Fiscal 2018 Year-End.

(6)

The amount noted reflects the grant date fair value, based on the closing price of the Common Stock on the date of grant, of $10.26 per share of each of (i) 101,892 2017 Additional Shares and (ii) 515,429 2017 Restricted Shares granted to Mr. Atkins on July 24, 2017. See the footnotes to the Outstanding Equity Award at Fiscal 2018 Year-End table below.

(7)

The amount noted reflects the grant date fair value, based on the closing price of the Common Stock on the date of grant, of $10.26 per share of each of (i) 75,766 2017 Additional Shares and (ii) 383,268 2017 Restricted Shares granted to Ms. De Lima on July 24, 2017 See the footnotes to the Outstanding Equity Award at Fiscal 2018 Year-End table below.

Narrative Disclosure

Overview of Compensation for Matthew K. Schatzman, President and Chief Executive Officer

Mr. Schatzman has served as President of the Company since September 2017 and has served as Chief Executive Officer of the Company since February 1, 2018. The Schatzman Employment Agreement provides for a term through June 30, 2020 and will be automatically extended for additional one-year periods unless and until the Company or Mr. Schatzman gives to the other written notice at least one-hundred and eighty (180) days prior to the applicable renewal date of a decision not to renew for an additional year.

Effective January 1, 2019, the Schatzman Employment Agreement was amended to reflect (i) an increase in his annual base salary to $617,000 from $550,000 and (ii) an increase in his target annual bonus to 100% from 90% of his base salary based upon the achievement of performance targets established by the Board from time to time.  Mr. Schatzman’s annual bonus for 2017 was pro-rated to reflect his actual time of employment with the Company.  The pro-rata bonus of $119,885 was paid solely in shares of Common Stock calculated by dividing such bonus amount by $8.16, the share price of the Common Stock on the date of issuance, pursuant to a restricted stock award agreement dated January 8, 2018 (the “Schatzman Award Agreement”). Mr. Schatzman’s annual bonus for 2018 of $495,000 was also paid solely in shares of Common Stock calculated by dividing such bonus amount by $3.84, the share price of Common Stock on the date of issuance.  The shares of Common Stock issued to Mr. Schatzman for his 2017 and 2018 bonuses were issued under the 2017 Equity Plan.

The Schatzman Employment Agreement entitled him to a grant of incentive stock of shares of Common Stock. Pursuant to the Schatzman Award Agreement, the Company granted Mr. Schatzman: (i) 48,450 shares of fully vested shares of Common Stock and (ii) 1,052,492 shares of Common Stock, subject to the terms of a restricted stock award agreement between the Company and Mr. Schatzman (the “Restricted Incentive Stock”).

The Schatzman Employment Agreement also provides that if the Company at any time terminates Mr. Schatzman’s employment without Cause (as defined in the Schatzman Employment Agreement), or if Mr. Schatzman voluntarily terminates the agreement with Good Reason (as defined in the Schatzman Employment Agreement), Mr. Schatzman will be entitled to (i) a lump sum cash payment equal to the sum of his then current base salary for a period of 12 months, (ii) a pro-rata portion of his annual bonus for the fiscal year in which the termination occurs (based on an amount equal to his then applicable annual bonus target percentage multiplied by his then applicable base salary) and (iii) the full vesting of his unvested shares of Restricted Incentive Stock.

If the Company elects not to renew the Schatzman Employment Agreement by providing notice of non-renewal at least 180 days before the end of the then current term, Mr. Schatzman will be entitled to a lump sum cash payment equal to the sum of his then current base salary for a period of 12 months and a pro-rata portion of his annual bonus for the fiscal year in which the termination occurs (based on an amount equal to his then applicable annual bonus target percentage multiplied by his then applicable base salary). Mr. Schatzman’s prior grants of Restricted Incentive Stock, to the extent then vested, shall remain outstanding in accordance with their terms and any unvested Restricted Incentive Stock shall lapse and be forfeited.

Additionally, upon a Change in Control (as defined in the Schatzman Employment Agreement), any unvested portion of his Restricted Incentive Stock shall immediately vest.

The Schatzman Employment Agreement also provides that Mr. Schatzman is eligible for health insurance and disability insurance and other customary employee benefits. The Schatzman Employment Agreement also contains customary non-competition and non-solicitation covenants and covenants regarding the treatment of confidential information.

Overview of Compensation for Kathleen Eisbrenner, Chairman and Former Chief Executive Officer

Mrs. Eisbrenner serves as Chairman of the Board and served as the Chief Executive Officer of the Company from July 2017 until February 2018. On May 20, 2015, NextDecade entered into an employment agreement with Mrs. Eisbrenner, which was amended pursuant to a letter agreement, dated April 17, 2017, among Mrs. Eisbrenner, NextDecade and certain funds managed by YCMGA (as amended, the “Eisbrenner Agreement”). The Eisbrenner Agreement provides for a term through June 30, 2019 and automatic renewals for additional one-year periods unless and until NextDecade or Mrs. Eisbrenner gives to the other party written notice at least one-hundred and eighty (180) days prior to the applicable renewal date of a decision not to renew for an additional year. On November 30, 2018, the Company gave Mrs. Eisbrenner notice of its decision not to renew the Eisbrenner Agreement.

Under the Eisbrenner Agreement, Mrs. Eisbrenner’s annual base salary is $617,500 and Mrs. Eisbrenner is eligible for an annual bonus with a target of 100%, and a stretch of 160%, of her base salary based upon the achievement of performance targets established by the Board from time to time. The Eisbrenner Agreement provides for a minimum annual bonus payment of $308,750 and a one-time cash bonus of $1.0 million upon the achievement of a Final Investment Decision for a Qualified Project (each as defined in the Eisbrenner Agreement). Furthermore, under the Eisbrenner Agreement, Mrs. Eisbrenner was entitled to Management Incentive Units under the NextDecade Incentive Plan that represented actual (non-voting) equity interests in NextDecade.

On July 24, 2017, Mrs. Eisbrenner received (i) 8,685,633 shares of Company stock in exchange for her vested Management Incentive Units, (ii) 2,072,369 2017 Additional Shares and (iii) 2,035,287 2017 Restricted Shares. 2017 Restricted Shares are subject to (i) transfer and forfeiture restrictions that are substantially similar to the transfer and forfeiture restrictions as were applicable to the exchanged Management Incentive Units and (ii) substantially the same vesting conditions that were provided in the NextDecade Incentive Plan immediately before the closing of transactions contemplated in the Merger Agreement.  Mrs. Eisbrenner’s 2017 Additional Shares and 2017 Restricted Shares vest upon the Company’s achievement of certain milestones.

The Eisbrenner Agreement also provides that if the Company at any time terminates Mrs. Eisbrenner’s employment without Cause (as defined in the Eisbrenner Agreement), or if Mrs. Eisbrenner voluntarily terminates the Eisbrenner Agreement with Good Reason (as defined in the Eisbrenner Agreement), then Mrs. Eisbrenner shall be entitled to receive (i) a cash payment equal to the sum of her then current base salary for a period of 18 months in a single, lump sum payment, (ii) a pro-rata portion of her annual bonus for the fiscal year in which the termination occurs and (iii) the full vesting of her 2017 Additional Shares and 2017 Restricted Shares.  Moreover, the Eisbrenner Agreement provides that in the event that the Company appoints an individual other than Mrs. Eisbrenner to the position of Chief Executive Officer or to another officer position that reports directly to the Board and does not terminate Mrs. Eisbrenner’s employment for Cause (a “New Executive Event”), then such appointment will not be considered a termination of the Eisbrenner Agreement without Cause, subject to certain provisions. In the event of a termination in connection with a New Executive Event, (i) Mrs. Eisbrenner shall be paid (in addition to any other amounts due in accordance with the terms of the Eisbrenner Agreement) a special bonus equal to the sum of her then current base salary for a period of 18 months in a single, lump sum payment, (ii) the NCGC Committee and the Board shall consider in good faith the acceleration of Mrs. Eisbrenner’s unvested equity to be effective as of her termination date and (iii) to the extent that any shares of Common Stock issued to Mrs. Eisbrenner are at such time subject to a lock-up agreement, the Company  will release shares of Common Stock with an aggregate value of $25.0 million from any restriction on trading in the lock-up agreement that extends for more than six months. Mrs. Eisbrenner’s role as Chairman of the Board shall not be impacted by a New Executive Event during her initial employment term. As discussed above, on January 23, 2018, the Board appointed Mr. Schatzman, President of the Company, as the Chief Executive Officer of the Company, effective February 1, 2018.  Mrs. Eisbrenner, Chairman of the Board, continued as the Chief Executive Officer of the Company until such date. The appointment of Mr. Schatzman as Chief Executive Officer of the Company resulted in a New Executive Event under the Eisbrenner Agreement and, as a result, the Company released shares of Common Stock with an aggregate value of $25.0 million from any restriction on trading in the lock-up agreement between the Company and Mrs. Eisbrenner.

The Eisbrenner Agreement also provides that Mrs. Eisbrenner is eligible for health insurance and disability insurance and other customary employee benefits. The Eisbrenner Agreement also contains customary non-competition and non-solicitation covenants and covenants regarding the treatment of confidential information.

Overview of Compensation for Benjamin Atkins, Chief Financial Officer

Mr. Atkins currently serves as Chief Financial Officer of the Company. There is no employment agreement with Mr. Atkins and his employment is “at will.”

Mr. Atkins’s annual base salary for 2017 was $275,000.  Effective April 1, 2018, Mr. Atkins’s annual base salary was increased to $308,000.  Mr. Atkins is eligible for an annual bonus with a target of 50% of his annual base salary based upon the achievement of performance targets established by the Board from time to time and a minimum bonus payment of 25% of his base salary.

Mr. Atkins is eligible for health insurance and disability insurance and other customary employee benefits.

Overview of Compensation for Krysta De Lima, General Counsel and Corporate Secretary

Ms. De Lima currently serves as General Counsel and Corporate Secretary of the Company. There is no employment agreement with Ms. De Lima and her employment is “at will.”

Ms. De Lima’s annual base salary for 2017 was $275,000.  Effective April 1, 2018, Ms. De Lima’s annual base salary was increased to $308,000. Ms. De Lima is eligible for an annual bonus with a target of 50% of her annual base salary based upon the achievement of performance targets established by the Board from time to time.  There is no minimum threshold for any such bonus.

Ms. De Lima is eligible for health insurance and disability insurance and other customary employee benefits.

Termination and Change in Control

The employment agreements of Mr. Schatzman and Ms. Eisbrenner provide for the payment of certain severance benefits upon termination. For additional information about the payment of certain severance benefits upon termination, including in connection with a change of control, please see the overview of compensation for the Company’s named executive officers and the footnotes to the Outstanding Equity Awards Table.

Pension/Retirement Benefits

The Company does not provide a qualified defined benefit pension plan or any non-qualified supplemental executive retirement benefits to any of its executive officers or directors. However, eligible executive officers and directors participate in a defined contribution retirement plan (the “401(k) Plan”) which allows them to contribute up to 100% of their compensation up to the maximum permitted by the Internal Revenue Code. The Company does not make matching contributions. The 401(k) Plan is sponsored and maintained by the Company.

Additional Benefit Programs

Certain officers and directors are entitled to the following benefits: parking, health insurance, life insurance and accidental death and dismemberment.

OUTSTANDING EQUITY AWARDS AT FISCAL 2018 YEAR-END

The following table provides information concerning outstanding equity awards as of December 31, 2018 granted to the to the Company’s named executive officers.

1843
	Stock Awards
Name	Number of shares or units of stock that have not vested (#)		Market value of shares of units of stock that have not vested ($)(1)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)(1)
Matthew K. Schatzman	210,498	(2)	1,136,689	841,994	(3)	4,546,768

Kathleen Eisbrenner	—		—	1,843,267	(4)	9,953,642
				518,092	(5)	2,797,698

Benjamin Atkins	—		—	466,801	(6)	2,520,725
				25,473	(7)	137,554

Krysta De Lima	—		—	347,108	(8)	1,874,383
				18,942	(9)	102,284

(1)	The market value of the unvested stock awards is based on the closing price of Common Stock on December 31, 2018 ($5.40).
(2)

Reflects the unvested portion of a restricted stock award that vests in three equal installments on the first, second and third anniversaries of September 18, 2018. See narrative discussion above regarding treatment of the award upon termination of employment.

(3)

Reflects the unvested portion of the 2018 Schatzman Stock Award that vests as follows: (i) 52,625 shares vest upon the execution by the Company of a final agreement with an engineering, procurement and construction contractor for a LNG facility (the “LNG Facility Milestone”), (ii) 210,498 shares vest upon execution of one or more binding tolling or LNG sales and purchase agreements, with customary conditions precedent, providing for an aggregate of at least 3.825 million tons of LNG per annum (the “LNG SPA Milestone”) and (iii) 578,871 shares vest upon the affirmative vote of the Board to make a final investment decision on the Company’s Rio Grande LNG project (the “FID Milestone”). Unvested portions of the 2018 Schatzman Stock Award fully vest upon a Change of Control (as defined in the applicable award agreement), subject to Mr. Schatzman’s employment through such date. See narrative discussion above regarding treatment of the Schatzman Stock Award upon termination of employment.

(4)

Reflects the unvested portion of the 2017 Restricted Shares granted to Mrs. Eisbrenner that vest as follows: (i) 111,795 shares vest upon the LNG Facility Milestone, (ii) 446,483 shares vest upon the LNG SPA Milestone and (iii) 1,284,989 vest upon the FID Milestone. See narrative discussion above regarding treatment of the award upon termination of employment.

(5)

Reflects the unvested portion of the 2017 Additional Shares granted to Mrs. Eisbrenner that vests in the event that the FID Milestone is achieved by June 30, 2019. During 2018, an aggregate of 1,554,277 of Mrs. Eisbrenner’s 2017 Additional Shares that were issuable upon the achievement of the LNG Facility Milestone, the LNG SPA Milestone and the Company’s receiving a Final Environmental Impact Statement from the FERC were forfeited due to such milestone not being timely achieved.

(6)

Reflects the unvested portion of an award of 2017 Restricted Shares granted to Mr. Atkins that vest as follows: (i) 28,312 shares vest upon the LNG Facility Milestone, (ii) 113,070 shares vest upon the LNG SPA Milestone and (iii) 325,419 shares vest upon the FID Milestone.

(7)

Reflects the unvested portion of the 2017 Additional Shares granted to Mr. Atkins that vests in the event that the FID Milestone is achieved by June 30, 2019. During 2018, an aggregate of 76,419 of Mr. Atkins’s 2017 Additional Shares that were issuable upon the achievement of the LNG Facility Milestone, the LNG SPA Milestone and the Company’s receiving a Final Environmental Impact Statement from the FERC were forfeited due to such milestone not being timely achieved.

(8)

Reflects the unvested portion of award of 2017 Restricted Shares granted to Ms. De Lima that vest as follows: (i) 21,052 shares vest upon the LNG Facility Milestone, (ii) 84,078 shares vest upon the LNG SPA Milestone and (iii) 241,978 shares vest upon the FID Milestone.

(9)

Reflects the unvested portion of the 2017 Additional Shares granted to Ms. De Lima that vests in the event that the FID Milestone is achieved by June 30, 2019. During 2018, an aggregate of 56,825 of Ms. De Lima’s 2017 Additional Shares that were issuable upon the achievement of the LNG Facility Milestone, the LNG SPA Milestone and the Company’s receiving a Final Environmental Impact Statement from the FERC were forfeited due to such milestone not being timely achieved.

2018 DIRECTOR COMPENSATION

The Board determined that non-employee members of the Board who were not appointed to the Board pursuant to any agreement or arrangement with the Company shall receive annual retention fee of $75,000, which is paid in cash and in monthly installments.  The table below summarizes the compensation paid by the Company to such a member of the Board during fiscal year 2018.

Name	Fees Earned Or Paid in Cash ($)	Stock Awards ($)		Total($)
L. Spencer Wells(1)	115,000	196,534	(2)	311,534

(1)

Mr. Wells, as Chairman of the Audit Committee, receives no compensation for his service as Chairman of the Audit Committee.  However, Mr. Wells is entitled to receive $5,000 per month for any ad hoc committee on which the Board appoints him to serve (the “Ad Hoc Committee Fee”).  During fiscal year 2018, Mr. Wells received $40,000 in Ad Hoc Committee Fees, paid in cash and in monthly installments, for his services on special committees of the Board.

(2)

Mr. Wells was granted 24,085 shares of Common Stock on January 8, 2018 in connection with his appointment to the Board.  The amount noted reflects the grant date fair value, based on the closing price of Common Stock on the date of grant of $8.16 per share.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

On December 15, 2017, the Company’s stockholders approved the 2017 Equity Plan and the 2017 Equity Plan became effective by its terms on such date. The purpose of the 2017 Equity Plan is to further align the interests of eligible participants with those of the Company’s stockholders by providing long-term incentive compensation opportunities tied to the performance of the Company and its Common Stock. Persons eligible to receive awards under the 2017 Equity Plan include our employees, non-employee members of the Board, consultants, or other personal service providers of the Company or any of its subsidiaries. The 2017 Equity Plan authorizes the issuance of up to 5,262,461 shares of Common Stock, subject to certain adjustments under the 2017 Equity Plan.    2,944,140 awards were granted under the 2017 Equity Plan for fiscal year 2018.

Equity Compensation Plan Information

The following provides certain aggregate information with respect to the Company’s equity compensation plans in effect as of December 31, 2018.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity Compensation Plans Approved by Security Holders	—		—		2,467,213
Equity Compensation Plans Not Approved by Security Holders	4,477,585	(1)	—	(2)	—
Total	4,477,585		—		2,467,213

(1)

Consists of 3,806,227 2017 Restricted Shares and 671,358 2017 Additional Shares, which become vested based upon the achievement of certain milestones, as described under Outstanding Equity Awards at Fiscal 2018 Year-End.

(2)

The weighted average exercise price does not take into account 2017 Restricted Shares or 2017 Additional Shares. These awards are described under Outstanding Equity Awards at Fiscal 2018 Year-End, which description is incorporated herein by reference.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our voting securities as of April 9, 2019:

(1)	each person who is known to us to be the beneficial owner of more than 5% of our voting securities;
(2)	each of our directors; and
(3)	each of our named executive officers and all of executive officers and directors as a group.

Such table is based on information supplied by officers, directors, principal stockholders and the Company’s transfer agent, and information contained in Schedules 13D and 13G filed with the SEC.

Unless otherwise indicated, each person named below has an address in care of our principal executive offices and has sole power to vote and dispose of the shares of voting securities beneficially owned by them, subject to community property laws where applicable.

				Owned(**)			Owned(**)
	Shares of Common Stock Beneficially Owned(**)		Percentage of Common Stock Beneficially Owned(%)	Shares of Series A Convertible Preferred Stock Beneficially Owned(**)		Percentage of Series A Convertible Preferred Stock Beneficially Owned(%)	Shares of Series B Convertible Preferred Stock Beneficially Owned(**)		Percentage of Series B Convertible Preferred Stock Beneficially Owned(%)
Name
Executive Officers and Directors:
Matthew K. Schatzman	1,192,836	(1)	1.1%	—		—%	—		—%
Benjamin Atkins	92,623		* %	—		—%	—		—%
Krysta De Lima	68,873		* %	—		—%	—		—%
Kathleen Eisbrenner	8,714,132	(2)	7.9%	—		—%	—		—%
Avinash Kripalani	—		—%	—		—%	—		—%
William Vrattos	—		—%	—		—%	—		—%
David Magid	—		—%	—		—%	—		—%
Matthew Bonanno	—		—%	—		—%	—		—%
Brian Belke	—		—%	—		—%	—		—%
David Gallo	—		—%	—		—%	—		—%
L. Spencer Wells	24,085		* %	—		—%	—		—%
Eric S. Rosenfeld	1,624,851	(3)	1.6%	—		—%	—		—%
Koo Yung Lee	—		—%
All directors and executive officers as a group (16 persons)	11,717,400		10.6%	—		—%	—		—%
Other 5% Stockholders:
YCMGA Entities	57,873,196	(4)	52.6%	10,944	(5)	20.4%	—		—%
Valinor Entities	19,551,334	(6)	17.8%	3,749	(7)	7.0%	—		—
Bardin Hill Entities	9,557,346	(8)	8.7%	1,809	(9)	3.4%	—		—
HGC NEXT INV LLC	—		—%	38,352	(10)	70.5%	—		—
BlackRock, Inc.	—		—%	—		—%	31,455	(11)	100.0%

*     Indicates beneficial ownership of less than 1% of the total outstanding Common Stock.

**   “Beneficial ownership” is a term broadly defined by the SEC in Rule 13d‑3 under the Exchange Act and includes more than typical forms of stock ownership, that is, stock held in the person’s name. The term also includes what is referred to as “indirect ownership,” meaning ownership of shares as to which a person has or shares investment or voting power. For purposes of this table, shares of Common Stock not outstanding that are subject to options, warrants, rights or conversion privileges exercisable within 60 days of April 9, 2019 are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. Since the Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), the Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), the warrants issued together with the Series A Preferred Stock (the “Series A Warrants”) and the warrants issued together with the Series B Preferred Stock (the “Series B Warrants”) are not convertible into, or exercisable for, Common Stock within 60 days of April 9, 2019, shares of Common Stock issuable upon such conversion or exercise are not reflected as beneficially owned by the respective principal stockholders in the table above.

(1)

Includes 210,498 shares of restricted stock subject to time-based vesting requirements and 841,994 shares of restricted stock subject to performance-based vesting requirements, in each case issued under the 2017 Equity Plan.

(2)	Includes 28,499 shares of Common Stock beneficially owned by Mrs. Eisbrenner’s husband.
(3)

Includes 90,744 shares of Common Stock held by the Rosenfeld Children’s Successor Trust of which Mr. Rosenfeld is trustee. Also includes 96,232 shares of Common Stock issuable upon exercise of warrants.

(4)

Consists of 12,628,348 shares of Common Stock held by York Credit Opportunities Investments Master Fund, L.P.; 2,522,723 shares of Common Stock held by York European Distressed Credit Fund II, L.P.; 13,567,803 shares of Common Stock held by York Multi-Strategy Master Fund, L.P.; 11,751,923 shares of Common Stock held by York Credit Opportunities Fund, L.P.; 9,240,977 shares of Common Stock held by York Capital Management, L.P.; and 8,161,422 shares of Common Stock held by York Select Strategy Master Fund L.P. (collectively, the “YCMGA Entities”).  YCMGA is the senior managing member of the general partner of each of the YCMGA Entities.  James G. Dinan is the chairman of, and controls, YCMGA. Each of YCMGA and James G. Dinan has voting and investment power with respect to the securities owned by each of the YCMGA Entities and may be deemed to be beneficial owners thereof. Each of YCMGA and James G. Dinan disclaims beneficial ownership of the reported securities except to the extent of their pecuniary interests therein. The business address of the YCMGA Entities is 767 Fifth Avenue, 17th Floor, New York, NY 10153.

(5)

Consists of 2,781 shares of Series A Preferred Stock held by York Credit Opportunities Investments Master Fund, L.P.; 556 shares of Series A Preferred Stock held by York European Distressed Credit Fund II, L.P.; 2,987 shares of Series A Preferred Stock held by York Multi-Strategy Master Fund, L.P.; 2,586 shares of Series A Preferred Stock held by York Credit Opportunities Fund, L.P.; and 2,034 shares of Series A Preferred Stock held by York Capital Management, L.P.  None of such shares are convertible into shares of Common Stock within 60 days of April 9, 2019.

(6)

Consists of 10,904,733 shares of Common Stock held by Valinor Capital Partners Offshore Master Fund, L.P.; 4,813,971 shares of Common Stock held by VND Partners, L.P.; and 3,832,630 shares of Common Stock held by Valinor Capital Partners, L.P. (collectively, the “Valinor Entities”).  Valinor serves as investment manager to each of the Valinor Entities. David Gallo is the Founder, Managing Partner, and Portfolio Manager of Valinor and is the managing member of Valinor Associates, LLC (“Valinor Associates”), which serves as general partner to Valinor Capital Partners, L.P., Valinor Capital Partners Offshore Master Fund, L.P. and VND Partners, L.P. Each of Valinor Management, Valinor Associates and David Gallo may be deemed to beneficially own the securities held by such fund and each of Valinor Management, Valinor Associates and David Gallo disclaims beneficial ownership of the reported securities, except to the extent of its or his pecuniary interest.  The business address of the Valinor Entities is 510 Madison Avenue, 25th Floor, New York, NY 10022.

(7)

Consists of 2,774 shares of Series A Preferred Stock held by Valinor Capital Partners Offshore Master Fund, L.P. and 975 shares of Series A Preferred Stock held by Valinor Capital Partners, L.P. None of such shares are convertible into shares of Common Stock within 60 days of April 9, 2019.

(8)

Consists of 329,411 shares of Common Stock held by Bardin Hill Event-Driven Master Fund LP; 4,090,195 shares of Common Stock held by HCN L.P.; 2,641,178 shares of Common Stock held by Halcyon Mount Bonnell Fund LP; 1,741,349 shares of Common Stock held by Halcyon Energy, Power, and Infrastructure Capital Holdings LLC; and 647,713 shares of Common Stock held by First Series of HDML Fund I LLC (collectively, the “Bardin Hill Entities”). Beneficial ownership includes 107,500 shares of Common Stock issuable upon exercise of warrants held by Bardin Hill Event-Driven Master Fund LP. Bardin Hill serves as the investment manager to each of the Bardin Hill Entities. Investment decisions of Bardin Hill are made by one or more of its portfolio managers, including Jason Dillow, Kevah Konner,  John Greene and Pratik Desai, each of whom has individual decision-making authority.  Jason Dillow is the Chief Executive Officer and Chief Investment Officer of Bardin Hill. Each of Bardin Hill, HCN GP LLC (in the case of HCN LP), Bardin Hill Fund GP LLC (in the case of Bardin Hill Event-Driven Master Fund LP,  First Series of HDML Fund I LLC and Halcyon Mount Bonnell Fund LP), Jason Dillow, Kevah Konner, John Greene and Pratik Desai may be deemed to beneficially own the securities held by such Bardin Hill Entity and each of Bardin Hill, HCN GP LLC, Bardin Hill Fund GP LLC, Jason Dillow, Kevah Konner,  John Greene and Pratik Desai disclaims beneficial ownership of the reported securities, except to the extent of its or his pecuniary interest.  The business address of the Bardin Hill Entities is 477 Madison Avenue, 8th Floor, New York, NY 10022.

(9)

Consists of 517 shares of Series A Preferred Stock held by First Series of HDML Fund I LLC; 167 shares of Series A Preferred Stock held by Bardin Hill Event-Driven Master Fund LP; and 1,125 shares of Series A Preferred Stock held by HCN L.P. None of such shares are convertible into shares of Common Stock within 60 days of April 9, 2019.

(10)

HGC is a Delaware limited liability company.  Haeyoung Lee is the sole Manager and the President of HGC and may be deemed to have voting and investment power over the shares held by HGC.  HGC’s address is 300 Frank W. Burr Blvd., Suite 52, Teaneck, New Jersey 07666.

(11)

The registered holders of the referenced shares to be registered are the following funds and accounts under management by investment adviser subsidiaries of BlackRock, Inc.:  ABR PE Investments II, LP, BOPA1, L.P., Coastline Fund, L.P., Fair Lane Investment Partners, L.P., Multi-Alternative Opportunities Fund (A), L.P., Multi-Alternative Opportunities Fund (B), L.P., Investment Partners V (A), LLC and SUNROCK DISCRETIONARY CO-INVESTMENT FUND II, LLC.  BlackRock, Inc. is the ultimate parent holding company of such investment adviser entities.  On behalf of such investment adviser entities, the applicable portfolio managers, as managing directors (or in other capacities) of such entities, and/or the applicable investment committee members of such funds and accounts, have voting and investment power over the shares held by the funds and accounts which are the registered holders of the reported securities.  Such portfolio managers and/or investment committee members expressly disclaim beneficial ownership of the reported securities held by such funds and accounts. The address of such funds and accounts, such investment adviser subsidiaries and such portfolio managers and/or investment committee members is 55 East 52nd Street, New York, New York 10055. Shares listed in the table as beneficially owned may not incorporate all shares deemed to be beneficially held by BlackRock, Inc.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Person Transactions

The Board adopted a written Related Person Transaction Policy on October 10, 2017, which addresses the reporting, review and approval or ratification of transactions with related persons.  Although related person transactions can involve potential or actual conflicts of interest, the Company recognizes that such transactions may occur in the normal course of business or provide an opportunity that is in the best interests of the Company. The Related Person Transaction Policy is not designed to prohibit related person transactions; rather, it is to provide for timely internal review of prospective transactions, approval or ratification of transactions and appropriate oversight and public disclosure of transactions.

Pursuant to the Related Person Transaction Policy, any transaction or arrangement or series of transactions or arrangements between the Company, any subsidiary of the Company or any other company controlled by the Company participates, whether or not the Company is a party, and a “related person” in which such person will have a material direct or indirect interest must be submitted to the independent directors of the Board for review, approval or ratification.  A “related person” means any director, director nominee or executive officer of the Company, any holder of more than 5% of the outstanding voting securities of the Company, or any immediate family member of the foregoing persons.

The independent directors of the Board will consider all relevant factors when determining whether to approve or ratify a related person transaction, including whether such transaction is in, or not inconsistent with, the best interests of the Company, and whether such transaction is comparable to a transaction that could be available on an arms-length basis or is on terms that the Company offers generally to persons who are not related persons and whether such transaction. Specific types of transactions are excluded from the Related Person Transaction Policy, such as, for example, transactions in which the related person’s interest arises solely from his or her service as a director of, or direct or indirect ownership of less than a ten percent (10%) equity interest in, another entity that is a party to the transaction.

In addition to the Related Person Transaction Policy, the Code of Conduct requires that conflicts of interests involving persons other than directors, director nominees and executive officers must be approved by the Operations Committee.

The following is a discussion of transactions between the Company and its executive officers, directors and stockholders owning 5% or more of the Company’s common stock.

Series A Convertible Preferred Stock Purchase Agreements

On August 3, 2018, the Company entered into a Series A Convertible Preferred Stock Purchase Agreement (the “Series A Preferred Stock Purchase Agreements”) with each of (i) YCMGA, severally on behalf of certain funds or accounts managed by it or its affiliates (the “YCMGA Purchasers”), (ii) Valinor, severally on behalf of certain funds or accounts for which it is investment manager (the “Valinor Purchasers”), and (iii) Bardin Hill, severally on behalf of certain funds or accounts managed by it or its affiliates (the “Barding Hill Purchasers” and together with the YCMGA Purchasers and the Valinor Purchasers, the “Fund Purchasers”) pursuant to which the Company sold an aggregate of 15,000 shares of Series A Preferred Stock at $1,000.00 per share for an aggregate purchase price of $15 million, issued the Series A Warrants and issued an additional 300 shares of Series A Preferred Stock in aggregate as origination fees to the Fund Purchasers (the “Fund Purchaser Offering”).

In connection with the issuance of Series A Preferred Stock and pursuant to backstop commitment agreements with the Fund Purchasers dated April 11, 2018, as subsequently amended on August 3, 2018 (as amended, the “Backstop Agreements”), we also issued a total of 413,658 shares of Common Stock as fees to the Fund Purchasers. Each Fund Purchaser is a Company stockholder and, pursuant to the Merger Agreement by and among the Company, each Fund Purchaser and/or one or more of its affiliates, and the other parties named therein, three individuals, two individuals, and one individual from YCMGA, Valinor and Bardin Hill, respectively, were appointed to the Board.

Warrant Agreements

On August 9, 2018, the closing date of the Fund Purchaser Offering (the “Fund Purchaser Offering Closing Date”), the Company delivered a warrant agreement to each of the Fund Purchasers governing the Series A Warrants issued to such Fund Purchaser. Under such warrant agreements, the Series A Warrants issued to the Fund Purchasers represent the right to acquire approximately 21 basis points (0.21%) in the aggregate of the fully diluted shares of all outstanding shares of Common Stock on the exercise date with a strike price of $0.01 per share.  The Series A Warrants have a fixed three-year term commencing on the respective closings of the issuances of the Series A Preferred Stock.  The Series A Warrants may only be exercised by holders at the expiration of such three-year term; however, the Company can force exercise of the Series A Warrants prior to expiration of such term if the volume weighted average trading price of shares of Common Stock for each trading day during any 60 of the prior 90 trading days is equal to or greater than 175% of the $7.50.

Registration Rights Agreements

On the Fund Purchaser Offering Closing Date, the Company and the Fund Purchasers entered into registration rights agreements, as subsequently amended on December 7, 2018 (as amended, the “Registration Rights Agreements”).  Pursuant to the Registration Rights Agreements, the Company agreed to, among other things, (i) file as soon as practicable after the date that is one hundred twenty (120) days after the consummation of the Fund Purchaser Offering Closing Date, but in any event within thirty (30) days after the date that is one hundred twenty (120) from the consummation of the Fund Purchaser Offering Closing Date, with the SEC a shelf registration statement to permit the public resale of shares of Common Stock underlying (i) the Series A Preferred Stock (including any Common Stock underlying the Series A Preferred Stock issued as payment-in-kind dividends) issued pursuant to the Series A Preferred Stock Purchase Agreements and the Backstop Agreements, as applicable, and (ii) the Series A Warrants (the securities described in clauses (i) and (ii), the “Registrable Securities”).  Further, the Company agreed to keep such shelf registration statement effective until the earliest of (i) the date all such Registrable Securities ceased to be Registrable Securities and (ii) the date all such Registrable Securities covered by such shelf registration statement can be sold publicly without restriction or limitation under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”), and without the requirement to be in compliance with Rule 144(c)(1) under the Securities Act.  The Company filed such shelf registration statement with the SEC on December 20, 2018 and such registration statement became effective on December 26, 2018.

Director Independence

The Company adheres to the Nasdaq listing rules in determining whether a director is independent. The Board consults with its counsel to ensure that the Board’s determinations are consistent with such rules and all relevant securities and other laws and regulations regarding the independence of directors. The Nasdaq listing rules define an “independent director” as a person, other than an executive officer of a company or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

The Board undertook a review of the independence of our directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. The Board considered the relationships that each director has with us and all other facts and circumstances the Board deemed relevant in determining his or her independence, including the beneficial ownership of our Common Stock owned by each director.  Based upon information requested from and provided by each director concerning his background, employment, affiliations and common stock ownership, the Board has determined that each of Messrs. Belke, Bonanno, Gallo, Kripalani, Lee, Magid, Rosenfeld, Vrattos and Wells are independent under the Nasdaq listing rules.  Additionally, the Board determined that David Sgro, a former member of the Board who served until the 2018 Annual Meeting of Stockholders, was independent under the Nasdaq listing rules.

The Board determined that Mr. Schatzman is not an independent director under the Nasdaq listing rules because he currently serves as the President and Chief Executive Officer of the Company and Mrs. Eisbrenner is not an independent director under the Nasdaq listing rules because she served as the Chief Executive Officer of the Company until February 2018.  René van Vliet, a former member of the Board, was not an independent director under the Nasdaq listing rules because he served as executive officer of the Company until October 2018.

Item 14.  Principal Accounting Fees and Services

Dismissal of Marcum LLP

As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2018 (the “Auditor Form 8-K”), Marcum LLP (“Marcum”), an independent registered public accounting firm, served as the Company’s independent auditors until August 24, 2018 when the Audit Committee dismissed Marcum in connection with the appointment of Grant Thornton LLP (“Grant Thornton”) on August 24, 2018.

Marcum’s audit report on the consolidated financial statements of the Company as of and for the year ended December 31, 2017 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle.

During the years ended December 31, 2017 and 2016 and the subsequent interim period through August 24, 2018,  there were no (i) disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K) with Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Marcum, would have caused Marcum to make reference to the subject matter of the disagreements in their reports on the Company’s financial statements nor (ii) any reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

The Company provided Marcum with a copy of the disclosures contained in the Auditor Form 8-K and requested in writing that Marcum furnish the Company with a letter addressed to the SEC stating whether it agreed with the statements made therein. Marcum provided a letter, dated August 29, 2018, which letter is attached to the Auditor Form 8-K as Exhibit 16.1.

Independent Auditors and Fees

Grant Thornton LLP (“Grant Thornton”) was the Company’s independent registered public accounting firm for the year ended December 31, 2018 and Marcum was the Company’s independent registered public accounting firm for the year ended December 31, 2017.

The following table presents (i) fees for professional audit services rendered by (a) Grant Thornton for the audit of the Company’s annual financial statements for the year ended December 31, 2018 and (b) Marcum for the audit of the Company’s annual financial statements for the year ended December 31, 2017 and (ii) fees billed for other services rendered by Grant Thornton and Marcum:

	Year Ended December 31,
	2018	2017
Audit fees(1)	$175,037	$201,851
Tax fees(2)	—	7,168
Total	$175,037	$209,019

(1)

Audit fees: Consist of fees billed for professional services rendered for audits of the Company’s consolidated financial statements, for the review of the interim condensed consolidated financial statements included in quarterly reports, services that are normally provided in connection with statutory and regulatory filings or engagements and attest services, except those not required by statute or regulation.

(2)	Tax fees: Consist of fees billed for professional services rendered for tax preparation, tax compliance, tax advice or tax planning.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee is responsible for the appointment, retention, termination, compensation and oversight of the independent auditors. The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. Requests for approval are generally submitted at a meeting of the Audit Committee. The Audit Committee may delegate pre-approval authority to a committee member, provided that any decisions made by such member shall be presented to the full committee at its next scheduled meeting.

Part IV

Item 15.   Exhibits and Financial Statement Schedules

(a)	Financial Statements, Schedules and Exhibits
(1)	Financial Statements – See the Index to Consolidated Financial Statements appearing on page 57 of the Original Form 10-K.
(2)	Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(3)	Exhibits:

Exhibit No.	Description
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
10.28**

Amendment No. 1 to Registration Rights Agreement, effective as of December 7, 2018, by and between NextDecade Corporation and York Capital Management Global Advisors, LLC, severally on behalf of certain funds or advised by it or its affiliates

10.29**

Amendment No. 1 to Registration Rights Agreement, effective as of December 7, 2018, by and between NextDecade Corporation and Valinor Management L.P., severally on behalf of certain funds or accounts for which it is investment manager

10.30**

Amendment No. 1 to Registration Rights Agreement, effective as of December 7, 2018, by and between NextDecade Corporation and Bardin Hill Investment Partners LP (formerly Halcyon Capital Management LP), on behalf of the accounts it manages

10.31**	Amendment No. 1 to Employment Agreement, effective January 1, 2019, by and between NextDecade Corporation and Matthew K. Schatzman
10.32(39)†	NextDecade Corporation 2017 Omnibus Incentive Plan
21.1**	Subsidiaries of the Company
23.1**	Consent of Grant Thornton LLP
23.2**	Consent of Marcum LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

(1)	Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, filed April 18, 2017.
(2)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed July 28, 2017.
(3)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed July 28, 2017.
(4)	Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-3, filed December 20, 2018.
(5)	Incorporated by reference to Exhibit 3.4 of the Registrant’s Quarterly Report on Form 10-Q, filed November 9, 2018.

(6)	Incorporated by reference to Exhibit 4.2 of the Amendment No. 2 to the Registrant’s Registration Statement on Form S-1, filed October 10, 2014.
(7)	Incorporated by reference to Exhibit 4.1 of the Amendment No. 7 to the Registrant’s Registration Statement on Form S-1, filed March 13, 2015.
(8)	Incorporated by reference to Exhibit 4.3 of the Amendment No. 7 to the Registrant’s Registration Statement on Form S-1, filed March 13, 2015.
(9)	Incorporated by reference to Exhibit 4.4 of the Amendment No. 7 to the Registrant’s Registration Statement on Form S-1, filed March 13, 2015.
(10)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed August 7, 2018.
(11)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed August 24, 2018
(12)	Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, filed January 9, 2017.
(13)	Incorporated by reference to Exhibit 10.13 of the Registrant’s Annual Report on Form 10-K, filed March 10, 2017.
(14)	Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, filed April 18, 2017.
(15)	Incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K, filed April 18, 2017.
(16)	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8‑K, filed July 28, 2017.
(17)	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8‑K, filed July 28, 2017.
(18)	Incorporated by reference to Exhibit 10.3 of the Company’s Form 8‑K, filed July 28, 2017.
(19)	Incorporated by reference to Exhibit 10.4 of the Company’s Form 8‑K, filed July 28, 2017.
(20)	Incorporated by reference to Exhibit 10.5 of the Company’s Form 8‑K, filed July 28, 2017.
(21)	Incorporated by reference to Exhibit 10.6 of the Company’s Form 8‑K, filed July 28, 2017.
(22)	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8‑K, filed September 11, 2017.
(23)	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8‑K, filed December 20, 2017.
(24)	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8‑K, filed April 12, 2018.
(25)	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8‑K, filed April 12, 2018.
(26)	Incorporated by reference to Exhibit 10.3 of the Company’s Form 8‑K, filed April 12, 2018.
(27)	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8‑K, filed August 7, 2018.
(28)	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8‑K, filed August 7, 2018.
(29)	Incorporated by reference to Exhibit 10.3 of the Company’s Form 8‑K, filed August 7, 2018.
(30)	Incorporated by reference to Exhibit 10.4 of the Company’s Form 8‑K, filed August 7, 2018.
(31)	Incorporated by reference to Exhibit 10.5 of the Company’s Form 8‑K, filed August 7, 2018.
(32)	Incorporated by reference to Exhibit 10.6 of the Company’s Form 8‑K, filed August 7, 2018.
(33)	Incorporated by reference to Exhibit 10.7 of the Company’s Form 8‑K, filed August 7, 2018.
(34)	Incorporated by reference to Exhibit 10.8 of the Company’s Form 8‑K, filed August 7, 2018.
(35)	Incorporated by reference to Exhibit 10.9 of the Company’s Form 8‑K, filed August 7, 2018.
(36)	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8‑K, filed August 24, 2018.
(37)	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8‑K, filed August 24, 2018.
(38)	Incorporated by reference to Exhibit 10.3 of the Company’s Form 8‑K, filed August 24, 2018.
(39)	Incorporated by reference to Exhibit 10.1 of the Company’s Form S-8 filed December 15, 2017.

*     Filed herewith.

**   Filed as an exhibit to NextDecade Corporation’s Annual Report on Form 10-K filed on March 6, 2019.

†     Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NextDecade Corporation
(Registrant)

By:	/s/ Matthew K. Schatzman
Matthew K. Schatzman
President and Chief Executive Officer

Date:	April 10, 2019