Form 10-Q
period 2019-03-31
NextDecade Corp.
filed 2019-05-07
CIK 1612720

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File No. 001‑36842

NEXTDECADE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	46‑5723951
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1000 Louisiana Street, Suite 3900, Houston, Texas 77002

(Address of principal executive offices) (Zip Code)

(713) 574‑1880

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, $0.0001 par value	NEXT	The NASDAQ Stock Market LLC

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

As of May 3, 2019, the issuer had 109,979,473 shares of common stock outstanding.

NEXTDECADE CORPORATION

FORM 10‑Q FOR THE QUARTER ENDED MARCH 31, 2019

Organizational Structure

The following diagram depicts our abbreviated organizational structure as of March 31, 2019 with references to the names of certain entities discussed in this Quarterly Report on Form 10-Q.

Unless the context requires otherwise, references to “NextDecade,” the “Company,” “we,” “us” and “our” refer to NextDecade Corporation (NASDAQ: NEXT) and its consolidated subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NextDecade Corporation

Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	March 31,	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$5,569	$3,169
Investment securities	56,088	72,453
Prepaid expenses and other current assets	1,781	1,310
Total current assets	63,438	76,932
Property, plant and equipment, net	96,026	92,070
Operating lease right-of-use assets, net	1,378	—
Total assets	$160,842	$169,002

Liabilities, Series A and Series B Convertible Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable	$1,513	$719
Share-based compensation liability	402	3,018
Accrued liabilities and other current liabilities	4,187	8,353
Current operating lease liabilities	1,320	—
Total current liabilities	7,422	12,090
Non-current common stock warrant liabilities	7,638	7,441
Non-current operating lease liabilities	352	—
Total liabilities	15,412	19,531

Commitments and contingencies (Note 11)

Series A Convertible Preferred Stock, $1,000 per share liquidation preference Issued and outstanding: 53,281 shares and 51,720 shares at March 31, 2019 and December 31, 2018, respectively	43,775	40,091
Series B Convertible Preferred Stock, $1,000 per share liquidation preference Issued and outstanding: 30,555 shares and 29,636 shares at March 31, 2019 and December 31, 2018, respectively	27,978	26,159

Stockholders’ equity
Common stock, $0.0001 par value Authorized: 480.0 million shares at March 31, 2019 and December 31, 2018 Issued and outstanding: 107.0 million shares and 106.9 million shares at March 31, 2019 and December 31, 2018, respectively	11	11
Treasury stock: 71,566 shares and 6,425 shares at March 31, 2019 and December 31, 2018, respectively, at cost	(295)	(35)
Preferred stock, $0.0001 par value Authorized: 0.9 million, after designation of the Series A and Series B Convertible Preferred Stock Issued and outstanding: none at March 31, 2019 and December 31, 2018	—	—
Additional paid-in-capital	183,834	180,862
Accumulated deficit	(109,873)	(97,617)
Total stockholders’ equity	73,677	83,221
Total liabilities, Series A and Series B Convertible Preferred Stock and stockholders’ equity	$160,842	$169,002

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenues	$—	$—
Operating Expenses
General and administrative expenses	12,019	16,001
Land option and lease expenses	428	250
Depreciation expense	41	29
Total operating expenses	12,488	16,280
Total operating loss	(12,488)	(16,280)
Other income (expense)
Loss on Common Stock Warrant liabilities	(197)	—
Interest income, net	466	122
Other	176	(42)
Total other income	445	80
Net loss attributable to NextDecade Corporation	(12,043)	(16,200)
Preferred stock dividends	(4,972)	—
Deemed dividends on Series A Convertible Preferred Stock	(551)	—
Net loss attributable to common stockholders	$(17,566)	$(16,200)

Net loss per common share - basic and diluted	$(0.16)	$(0.15)

Weighted average shares outstanding - basic and diluted	106,940	106,388

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation

Consolidated Statement of Stockholders’ Equity, Series A and Series B Convertible Preferred Stock

(in thousands)

(unaudited)

	Three Months Ended March 31, 2019
	Common Stock		Treasury Stock				Accumulated
		Par			Additional		Other	Total	Series A	Series B
		Value			Paid-in	Accumulated	Comprehensive	Stockholders’	Convertible	Convertible
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Preferred Stock	Preferred Stock
Balance at December 31, 2018	106,856	$11	6	$(35)	$180,862	$(97,617)	$—	$83,221	$40,091	$26,159
Adoption of ASC Topic 842	—	—	—	—	—	(213)	—	(213)	—	—
Adoption of ASU 2018-07	—	—	—	—	2,116	—	—	2,116	—	—
Share-based compensation	—	—	—	—	5,884	—	—	5,884	—	—
Restricted stock vesting	180	—	—	—	495	—	—	495	—	—
Shares repurchased related to share-based compensation	(65)	—	65	(260)	—	—	—	(260)	—	—
Preferred stock dividends	—	—	—	—	(4,972)	—	—	(4,972)	3,133	1,819
Deemed dividends - accretion of beneficial conversion feature	—	—	—	—	(551)	—	—	(551)	551	—
Net loss	—	—	—	—	—	(12,043)	—	(12,043)	—	—
Balance at March 31, 2019	106,971	$11	71	$(295)	$183,834	$(109,873)	$—	$73,677	$43,775	$27,978

	Three Months Ended March 31, 2018
	Common Stock		Treasury Stock				Accumulated
		Par			Additional		Other	Total	Series A	Series B
		Value			Paid-in	Accumulated	Comprehensive	Stockholders’	Convertible	Convertible
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Preferred Stock	Preferred Stock
Balance at December 31, 2017	106,275	$11	—	$—	$158,738	$(55,617)	$(40)	$103,092	$—	$—
Share-based compensation	—	—	—	—	12,440	—	—	12,440	—	—
Restricted stock vesting	123	—	—	—	—	—	—	—	—	—
Adoption of ASU 2016-01	—	—	—	—	—	(40)	40	—	—	—
Net loss	—	—	—	—	—	(16,200)	—	(16,200)	—	—
Balance at March 31, 2018	106,398	$11	—	$—	$171,178	$(71,857)	$—	$99,332	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2019	2018
Operating activities:
Net loss attributable to NextDecade Corporation	$(12,043)	$(16,200)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	41	29
Share-based compensation expense	5,338	12,234
Loss on Common Stock Warrant liabilities	197	—
(Gain) loss on investment securities	(184)	22
Realized gain on investment securities	(11)	—
Changes in operating assets and liabilities:
Prepaid expenses	(471)	(183)
Accounts payable	274	(156)
Accrued expenses and other liabilities	(1,148)	(1,543)
Net cash used in operating activities	(8,007)	(5,797)
Investing activities:
Acquisition of property, plant and equipment	(5,883)	(5,177)
Proceeds from sale of investment securities	17,000	—
Purchase of investment securities	(439)	(24)
Net cash provided by (used in) investing activities	10,678	(5,201)
Financing activities:
Preferred stock dividends	(11)	—
Shares repurchased related to share-based compensation	(260)	—
Net cash used in financing activities	(271)	—
Net increase (decrease) in cash and cash equivalents	2,400	(10,998)
Cash and cash equivalents – beginning of period	3,169	35,703
Cash and cash equivalents – end of period	$5,569	$24,705

Non-cash investing activities:
Accounts payable for acquisition of property, plant and equipment	$864	$175
Accrued liabilities for acquisition of property, plant and equipment	1,091	4,471
Non-cash financing activities:
Paid-in-kind dividends on Series A and Series B Convertible Preferred Stock	2,491	—
Dividends payable on Series A and Series B Convertible Preferred Stock charged to additional paid-in capital	2,481	—
Accretion of deemed dividends on Series A Convertible Preferred Stock	551	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation

Notes to Consolidated Financial Statements

(unaudited)

Note 1 — Background and Basis of Presentation

NextDecade Corporation engages in development activities related to the liquefaction and sale of liquefied natural gas (“LNG”). We have focused and continue to focus our development activities on the Rio Grande LNG terminal facility at the Port of Brownsville in southern Texas (the “Terminal”) and an associated 137-mile Rio Bravo pipeline to supply gas to the Terminal (the “Pipeline” and together with the Terminal, the “Project”). In January 2017, we also secured a 36-month lease of a 994-acre site near Texas City, Texas for another potential LNG terminal (the “Galveston Bay Terminal”).

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Rule 10‑01 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2018. In our opinion, all adjustments, consisting only of normal recurring items, which are considered necessary for a fair presentation of the unaudited consolidated financial statements, have been included.  The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operating results for the full year.

During the first quarter of 2019, the Company adopted Accounting Standards Codification (“ASC”) Topic 842, Leases (“Topic 842”), which requires lessees to recognize a right-of-use asset and a lease liability for all operating leases.  The Company adopted Topic 842 using a prospective transition approach, which applies the provisions of Topic 842 at the effective date without adjusting the comparative periods presented, with certain practical expedients available to ease the burden of adoption.  See Note 5 – Leases for additional information.

Note 2 — Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Rio Grande LNG site option	$365	$508
Short-term security deposits	27	18
Rio Bravo Pipeline options	40	54
Prepaid insurance	191	233
Prepaid marketing and sponsorships	782	242
Other	376	255
Total prepaid expenses and other current assets	$1,781	$1,310

Note 3 — Investment Securities

We invest in Class L shares of the JPMorgan Managed Income Fund.  The JPMorgan Managed Income Fund has an average maturity of approximately one year, duration of approximately six months, and approximately 7% of such fund’s holdings are AAA-rated with 0% non-investment grade rated.

Investment securities consisted of the following (in thousands):

	March 31,		December 31,
	2019		2018
	Fair value	Cost	Fair value	Cost
JPMorgan Managed Income Fund	$56,088	$55,976	$72,453	$72,567

Note 4 — Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Fixed Assets
Computers	$225	$164
Furniture, fixtures, and equipment	343	316
Leasehold improvements	420	420
Total fixed assets	988	900
Less: accumulated depreciation	(583)	(542)
Total fixed assets, net	405	358
Project Assets (not placed in service)
Rio Grande	84,001	80,407
Rio Bravo	11,620	11,305
Total project assets	95,621	91,712
Total property, plant and equipment, net	$96,026	$92,070

Depreciation expense for each of the three months ended March 31, 2019 and  2018 was $41 thousand and $29 thousand, respectively.

Note 5 — Leases

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

On March 6, 2019, Rio Grande entered into a lease agreement with the Brownsville Navigation District of Cameron County, Texas (“BND”), pursuant to which Rio Grande has agreed to lease approximately 984 acres of land situated in Cameron County, Texas for the purposes of constructing, operating and maintaining the Terminal.

The initial term of the lease is for 30 years (the “Primary Term”), which will commence on the date specified in a written notice by Rio Grande to BND (the “Effective Date Notice”), if given, confirming that Rio Grande or a Rio Grande affiliate has made a FID for the first phase of the Terminal.  The Effective Date may be no later than November 6, 2019 (the “Outside Effective Date”), provided, however , that in the event Rio Grande does not deliver the Effective Date Notice prior to the Outside Effective Date due to reasons unrelated to an act or omission of its own or its inability to secure one or more of the required permits for the Terminal, then the Outside Effective Date will be automatically extended on a month-to-month basis for a maximum of six months. Rio Grande has the option to renew and extend the term of the lease beyond the Primary Term for up to two consecutive renewal periods of ten years each provided that it has not caused an event of default under the lease.

In adopting Topic 842, the Company has elected the “package of practical expedients,” which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company also elected the use-of-hindsight and the practical expedient pertaining to land easements. The Company elected not to apply Topic 842 to arrangements with original lease terms of 12 months or less. At lease commencement date, the Company estimated the lease liability and the right-of-use assets at present value, at inception, of $2.3 million. On January 1, 2019, upon adoption of Topic 842, the Company recorded right-of-use assets of $1.6 million, lease liabilities of $1.9 million, eliminated deferred rent of $0.1 million and recorded a cumulative-effect adjustment of $0.2 million.

The Company determines if a contractual arrangement represents or contains a lease at inception. Operating leases with lease terms greater than twelve months are included in Operating lease right-of-use assets and Operating lease liabilities in the Consolidated Balance Sheets.

Operating lease right-of-use assets and lease liabilities are recognized at the commencement date based on the present value of the future lease payments over the lease term. The Company utilizes its incremental borrowing rate in determining the present value of the future lease payments. The incremental borrowing rate is derived from information available at the lease commencement date and represents the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment. The right-of-use assets and lease liabilities may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company has lease arrangements that include both lease and non-lease components. The Company accounts for non-lease components separately from the lease component.

Operating lease right-of-use assets as of March 31, 2019 are as follows (in thousands):

Office leases	$606
Land leases	772
Total operating lease right-of-use assets, net	$1,378

Operating lease liabilities as of March 31, 2019 are as follows (in thousands):

Office leases	$510
Land leases	810
Total current lease liabilities	1,320
Non-current office leases	327
Non-current land leases	25
Total lease liabilities	$1,672

Operating lease expense as of March 31, 2019 is as follows (in thousands):

Office leases	$116
Land leases	120
Total operating lease expense (1)	236
Short-term lease expense	32
Land option expense	160
Total land option and lease expense	$428

(1)	Includes amortization of right-of-use assets of $184 thousand.

Maturity of operating lease liabilities as of March 31, 2019 are as follows (in thousands, except lease term and discount rate):

2019 (remaining)	$950
2020	1,140
2021	3
2022	—
2023	—
Thereafter	—
Total undiscounted lease payments	2,093
Discount to present value	(421)
Present value of lease liabilities	$1,672

Weighted average remaining lease term - years	1.6
Weighted average discount rate - percent	12.0

Other information related to our operating leases for the three months ended March 31, 2019 is as follows (in thousands):

Cash paid for amounts included in the measurement of operating lease liabilities:
Cash flows from operating activities	$258
Noncash right-of-use assets recorded for operating lease liabilities:
Adoption of Topic 842	1,562
In exchange for new operating lease liabilities during the period	—

Note 6 — Accrued Liabilities and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Employee compensation expense	$2,252	$3,130
Project asset costs	1,091	2,014
Valve installation incentive(1)	—	2,000
Accrued legal services	306	313
Other accrued liabilities	538	896
Total accrued liabilities and other current liabilities	$4,187	$8,353

(1)

In April 2018, we entered into an agreement with an intrastate pipeline company with assets near the Terminal which incentivizes such pipeline company to procure, permit and install a valve on an intrastate pipeline near the Terminal.  We agreed that, upon the later of (i) March 31, 2019 and (ii) thirty days after the date on which the valve was installed, we will reimburse such pipeline company a cash amount equal to 50% of the costs incurred in connection with the valve, up to a maximum payment by us not to exceed $2.0 million. Such valve was installed in 2018 and we reimbursed such pipeline company $2.0 million in the first quarter of 2019.

Note 7 – Preferred Stock and Common Stock Warrants

Preferred Stock

In August 2018, we sold an aggregate of 50,000 shares of Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock), at $1,000 per share for an aggregate purchase price of $50 million and we issued an additional 1,000 shares of Series A Preferred Stock in aggregate as origination fees to the purchasers of the Series A Preferred Stock.  In September 2018, we sold an aggregate of 29,055 shares of Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock” and, together with the Series A Preferred Stock, the “Convertible Preferred Stock”), at $1,000 per share for an aggregate purchase price of $29.055 million and we issued an additional 581 shares of Series B Preferred Stock in aggregate as origination fees to the purchasers of the Series B Preferred Stock. Warrants were issued together with the shares of Series A Preferred Stock and the Series B Preferred Stock (collectively, “Common Stock Warrants”).

The shares of Convertible Preferred Stock bear dividends at a rate of 12% per annum, which are cumulative and accrue daily from the date of issuance on the $1,000 stated value.  Such dividends are payable quarterly and may be paid in cash or in-kind.  During the three months ended March 31, 2019, the Company paid-in-kind $1.6 million and $0.9 million of dividends to the holders of the Series A Preferred Stock and the Series B Preferred Stock, respectively.  On March 22, 2019, the Company declared dividends to the holders of the Convertible Preferred Stock as of the close of business on March 15, 2019.  On April 15, 2019, the Company paid-in-kind $1.6 million and $0.9 million of dividends to the holders of the Series A Preferred Stock and the Series B Preferred Stock, respectively.

Common Stock Warrants

Pursuant to ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the fair value of the Common Stock Warrants was recorded as a non-current liability on our Consolidated Balance Sheet on the issuance dates.  The Company revalued the Common Stock Warrants as of March 31, 2019 and recognized a loss of $0.2 million. The Common Stock Warrants are included in Level 3 of the fair value hierarchy.

The Company used the Monte Carlo simulation model to estimate the fair value of the Common Stock Warrants using the following assumptions:

	March 31,	December 31,
	2019	2018
Stock price	$5.52	$5.40
Exercise price	$0.01	$0.01
Risk-free rate	2.3%	2.5%
Volatility	29.2%	33.1%
Term (years)	2.5	2.7

Beneficial Conversion Feature

ASC 470-20-20 – Debt – Debt with conversion and Other Options (“ASC 470-20”) defines a beneficial conversion feature (“BCF”) as a nondetachable conversion feature that is in the money at the issuance date.  The Company was required by ASC 470-20 to allocate a portion of the proceeds from the Series A Preferred Stock equal to the intrinsic value of the BCF to additional paid-in capital. We are recording the accretion of the $2.5 million Series A Preferred Stock discount attributable to the BCF as a deemed dividend using the effective yield method over the period prior to the expected conversion date. Deemed dividends on the Series A Preferred Stock for each of the three months ended March 31, 2019 and March 31, 2018 was $0.5 million and zero, respectively.

Note 8 — Net Loss Per Share

The following table (in thousands, except for loss per share) reconciles basic and diluted weighted average common shares outstanding for each of the three months ended March 31, 2019 and 2018:

	Three months ended
	March 31,
	2019	2018
Weighted average common shares outstanding:
Basic	106,940	106,388
Dilutive unvested stock, convertible preferred stock, Common Stock Warrants and IPO Warrants	—	—
Diluted	106,940	106,388

Basic and diluted net loss per share attributable to common stockholders	$(0.16)	$(0.15)

Potentially dilutive securities not included in the diluted net loss per share computations because their effect would have been anti-dilutive were as follows (in thousands):

	Three months ended
	March 31,
	2019	2018
Unvested stock (1)	490	464
Convertible preferred stock	11,127	—
Common Stock Warrants	1,376	—
IPO Warrants(2)	12,082	12,082
Total potentially dilutive common shares	25,075	12,546

(1)

Does not include 10.8 million shares and 26.4 million shares for the three months ended March 31, 2019 and 2018, respectively, of unvested stock because the performance conditions had not yet been satisfied.

(2)

The IPO Warrants were issued in connection with our initial public offering in 2015.  The IPO Warrants are exercisable at a price of $11.50 per share and expire on July 24, 2022.  The Company may redeem the IPO Warrants at a price of $0.01 per IPO Warrant upon 30 days’ notice only if the last sale price of our common stock is at least $17.50 per share for any 20 trading days within a 30-trading day period.  If the Company redeems the IPO Warrants in this manner, the Company will have the option to do so on a cashless basis with the issuance of an economically equivalent number of shares of Company common stock.

Note 9 — Share-based Compensation

We have granted shares of Company common stock and restricted Company common stock to employees, consultants and a non-employee director under our 2017 Omnibus Incentive Plan (the “2017 Plan”) and in connection with our special meeting of stockholders held on July 24, 2017.

Total share-based compensation consisted of the following (in thousands):

	Three months ended
	March 31,
	2019	2018
Share-based compensation:
Equity awards	$5,884	$12,440
Liability awards	—	(47)
Total share-based compensation	5,884	12,393
Capitalized share-based compensation	(546)	(159)
Total share-based compensation expense	$5,338	$12,234

On January 1, 2019, we adopted Accounting Standards Update (“ASU”) 2018-07, Compensation-Stock Compensation (“ASU 2018-07”).  This standard simplifies aspects of share-based compensation issued to non-employees by making the guidance consistent with accounting for employee share-based compensation.  Upon adoption of this standard, we reclassified $2.1 million from Share-based compensation liability to Additional paid-in-capital in our Consolidated Balance Sheets.

Certain employee contracts provided for cash bonuses upon a positive final investment decision (“FID”) in the Project (the “FID Bonus”).  In January 2018, the nominating, corporate governance and compensation committee of the board of directors approved, and certain employees party to such contracts accepted, an amendment to such contracts whereby the FID Bonuses would be settled in shares of Company common stock equal to 110% of the FID Bonus.  The associated liability for FID Bonuses to be settled in shares of Company common stock of $0.4 million is included in Share-based compensation liability in our Consolidated Balance Sheets at March 31, 2019 and December 31, 2018.

Note 10 — Income Taxes

Due to our cumulative loss position, we have established a full valuation allowance against our deferred tax assets at March 31, 2019 and December 31, 2018. Due to our full valuation allowance, we have not recorded a provision for federal or state income taxes during each of the three months ended March 31, 2019 and 2018.

Note 11 — Commitments and Contingencies

Legal Proceedings

From time to time the Company may be subject to various claims and legal actions that arise in the ordinary course of business. As of March 31, 2019, management is not aware of any claims or legal actions that, separately or in the aggregate, are likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows, although the Company cannot guarantee that a material adverse event may not occur.

Enterprise Resource Planning system

During the first quarter of 2019, we entered into an agreement with a third-party to design and implement the first phase of a new enterprise resource planning (“ERP”) system.  In connection with this agreement, we are committed to spend approximately $0.9 million, all of which is expected to be incurred in 2019.

Note 12 — Recent Accounting Pronouncements

The following table provides a brief description of recent accounting standards that have not been adopted by the Company as of March 31, 2019:

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

January 1, 2019

We have adopted this accounting standard using a prospective transition approach, which applies the provisions of the new guidance at the effective date without adjusting the comparative periods presented. Upon adoption of this standard, we recognized operating lease right-of use assets of $1.6 million and operating lease liabilities of $1.9 million.  See Note 5 - Leases of our Notes to Consolidated Financial Statements for additional details.

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

January 1, 2019

Upon adoption of this standard, we  reclassified $2.1 million from Share-based compensation liability to Additional paid-in-capital in our Consolidated Balance Sheets.  The fair value of share based compensation awards to non-employees will not be remeasured subsequent to December 31, 2018.

Note 13 — Subsequent Events

During the third quarter of 2018, the Company initiated a competitive engineering, procurement and construction (“EPC”) bid process.  In connection with the EPC bid process, we entered into agreements with potential EPC contractors that provide for payments to be made by us to the EPC contractors as EPC bid milestones are achieved (“Invitation to Bid Contract Costs”).

On April 22, 2019 the Company received EPC bid packages from each of Bechtel Oil, Gas, and Chemicals, Inc. and Fluor Corporation and incurred approximately $4.0 million of Invitation to Bid Contract Costs.

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

• our ability to secure additional debt and equity financing in the future to complete the terminal at the Port of Brownsville in southern Texas (the “Terminal”) and an associated 137-mile pipeline to supply gas to the Terminal (the “Pipeline” and together with the Terminal, the “Project”);

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

Recent Developments

LNG Sale and Purchase Agreement

In March 2019, we entered into a 20-year sale and purchase agreement (“SPA”) with Shell NA LNG LLC (“Shell”) for the supply of two million tons per annum of liquefied natural gas from the Terminal.

Pursuant to the SPA, Shell will purchase LNG on a free-on-board basis starting from the commercial operation date of the Terminal, currently expected in 2023, with approximately three-quarters of the purchased LNG volume indexed to Brent and the remaining volume indexed to domestic United States gas indices, including Henry Hub.

The Shell SPA becomes effective upon the satisfaction of certain conditions precedent, which include a positive final investment decision (“FID”) in the Project.

Rio Grande Site Lease

On March 6, 2019, Rio Grande entered into a lease agreement with the Brownsville Navigation District of Cameron County, Texas (“BND”), pursuant to which Rio Grande has agreed to lease approximately 984 acres of land situated in Cameron County, Texas for the purposes of constructing, operating, and maintaining the Terminal.

The initial term of the lease is for 30 years (the “Primary Term”), which will commence on the date specified in a written notice by Rio Grande to BND (the “Effective Date Notice”), if given, confirming that Rio Grande or a Rio Grande affiliate has made a FID for the first phase of the Terminal.  The Effective Date may be no later than November 6, 2019, subject to certain exceptions. Rio Grande has the option to renew and extend the term of the lease beyond the Primary Term for up to two consecutive renewal periods of ten years each provided that it has not caused an event of default under the lease.

Engineering, Procurement, and Construction Contract

During the third quarter of 2018, we initiated a competitive engineering, procurement and construction (“EPC”) bid process.  We received expressions of interest (the “EOIs”) from multiple EPC contractors to participate in the EPC bid process.  We reviewed the EOIs against a series of selection criteria and issued formal invitations to bid to Bechtel Oil, Gas, and Chemicals, Inc. (“Bechtel”), Fluor Corporation (“Fluor”) and McDermott International, Inc. (“McDermott”).

On April 22, 2019 we received EPC bid packages from each of Bechtel and Fluor, two of the global LNG market’s leading EPC contractors.  The technical and commercial bid packages, which were received on-schedule, are for fully wrapped lump-sum separated turnkey (“LSTK”) EPC contracts for the Terminal.  Following detailed evaluations of the Bechtel and Fluor EPC bid packages, we expect to select a contractor and execute a fully wrapped LSTK EPC contract in the third quarter of 2019.

See additional information relating to the EPC bid submissions in Note 13 – Subsequent Events of our Notes to Consolidated Financial Statements.

Receipt of Final Environmental Impact Statement

On April 26, 2019, we received our final environmental impact statement (“FEIS”) from the FERC for the Terminal and the Pipeline.  The FEIS was prepared in compliance with the requirements of the National Environmental Policy Act (“NEPA”), the Council on Environmental Quality regulations for implementing NEPA, and FERC regulations.

Liquidity and Capital Resources

Capital Resources

We have funded and continue to fund the development of the Project and general working capital needs through our cash on hand and proceeds from the issuance of equity.  Our capital resources consisted of approximately $5.6 million of cash and cash equivalents and $56.1 million of investment securities as of March 31, 2019.

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Operating cash flows	$(8,007)	$(5,797)
Investing cash flows	10,678	(5,201)
Financing cash flows	(271)	—

Net increase (decrease) in cash and cash equivalents	2,400	(10,998)
Cash and cash equivalents – beginning of period	3,169	35,703
Cash and cash equivalents – end of period	$5,569	$24,705

Operating Cash Flows

Operating cash outflows during the three months ended March 31, 2019 and 2018 were $8.0 million and $5.8 million, respectively.  The increase in operating cash outflows during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily related to additional employees, increased professional fees and travel costs, and increased marketing and conference sponsorship costs.

Investing Cash Flows

Investing cash inflows (outflows) during the three months ended March 31, 2019 and 2018 were $10.7 million and $(5.2) million, respectively. The investing cash inflows during the three months ended March 31, 2019 were primarily the result of the sale of $17.0 million of investment securities partially offset by cash used in the development of the Project of $5.9 million. The investing cash outflows for three months ended March 31, 2018 were the result of cash used in the development of the Project of $5.2 million.

Financing Cash Flows

Financing cash outflows during the three months ended March 31, 2019 and 2018 were $0.3 million and zero, respectively. For the three months ended March 31, 2019 financing cash outflows were primarily the result of shares of Company common stock repurchased related to share-based compensation.

Capital Development Activities

We are primarily engaged in developing the Project, which will require significant additional capital to support further project development, engineering, regulatory approvals and compliance, and commercial activities in advance of a FID made to finance and construct the Project. Even if successfully completed, the Project will not begin to operate and generate cash flows until at least several years from now, which management currently estimates being as early as 2023. Construction of the Project would not begin until, among other requirements for project financing, the FERC issues an order granting the necessary authorizations under the Natural Gas Act and once all required federal, state and local permits have been obtained. We estimate that we will receive all regulatory approvals and begin construction to support the commencement of commercial operations as early as 2023. As a result, our business success will depend, to a significant extent, upon our ability to obtain the funding necessary to construct the Project, to bring it into operation on a commercially viable basis and to finance our staffing, operating and expansion costs during that process.

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

Contractual Obligations

There have been no material changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, except for our commitment of $0.9 million at March 31, 2019 for the implementation of the first phase of a new enterprise resource planning system as compared to zero at December 31, 2018.

Results of Operations

The following table summarizes costs, expenses and other income for the periods indicated (in thousands):

	For the Three Months Ended
	March 31,
	2019	2018	Change
Revenues	$—	$—	$—
General and administrative expenses	12,019	16,001	(3,982)
Land option and lease expenses	428	250	178
Depreciation expense	41	29	12
Operating loss	(12,488)	(16,280)	3,792
Loss on Common Stock Warrant liabilities	(197)	—	(197)
Interest income, net	466	122	344
Other	176	(42)	218
Net loss attributable to NextDecade Corporation	(12,043)	(16,200)	4,157
Preferred stock dividends	(4,972)	—	(4,972)
Deemed dividends on Series A Convertible Preferred Stock	(551)	—	(551)
Net loss attributable to common stockholders	$(17,566)	$(16,200)	$(1,366)

Our consolidated net loss was $12.0 million, or $0.16 per share (basic and diluted), for the three months ended March 31, 2019 compared to a net loss of $16.2 million, or $0.15 per share (basic and diluted), for the three months ended March 31, 2018.  The $4.2 million decrease in net loss was primarily a result of decreased general and administrative expenses and increased interest income discussed separately below.

General and administrative expenses during the three months ended March 31, 2019 decreased $4.0 million compared to the same period in 2018 primarily due to a decrease in share-based compensation expense of $6.9 million partially offset by an increase in expenses related to additional employees, increased professional fees and travel costs, and increased marketing and conference sponsorship costs.

Loss on Common Stock Warrant liabilities for the three months ended March 31, 2019 is primarily due to an increase in the share price of Company common stock from December 31, 2018 to the remeasurement date at March 31, 2019. There were no liability classified common stock warrants during the three months ended March 31, 2018.

Interest income, net during the three months ended March 31, 2019 increased $0.3 million, compared to the same period in 2018 due to increased yield and higher average balances maintained in our cash, cash equivalent and investment securities accounts.

Preferred stock dividends of $5.0 million consisted of dividends paid-in kind of $2.5 million related to the issuance of 1,561 additional shares of Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), and 919 additional shares of Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock” on January 15, 2019 and $2.5 million of dividends declared on March 22, 2019.  There was no Series A Preferred Stock or Series B Preferred Stock issued or outstanding during the three months ended March 31, 2018.

Deemed dividends on the Series A Preferred Stock for the three months ended March 31, 2019 represents the accretion of the beneficial conversion feature associated with the Series A Preferred Stock issued in the third quarter of 2018.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2019.

Summary of Critical Accounting Estimates

The preparation of our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make certain estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. There have been no significant changes to our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Recent Accounting Standards

For descriptions of recently issued accounting standards, see Note 12 – Recent Accounting Pronouncements of our Notes to Consolidated Financial Statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of “our disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal quarter ended March 31, 2019. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 1A. Risk Factors

There were no changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer

The following table summarizes stock repurchases for the three months ended March 31, 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as a Part of Publicly Announced Plans	Maximum Number of Units That May Yet Be Purchased Under the Plans
January 2019	65,141	$3.99	—	—
February 2019	—	—	—	—
March 2019	—	—	—	—

(1)

Represents shares of Company common stock surrendered to us by participants in our 2017 Omnibus Incentive Plan (the “2017 Plan”) to settle the participants’ personal tax liabilities that resulted from the lapsing of restrictions on shares awarded to the participants under the 2017 Plan.

(2)

The price paid per share of Company common stock was based on the closing trading price of such stock on the dates on which we repurchased shares of Company common stock from the participants under the 2017 Plan.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
2.1(1)

Agreement and Plan of Merger, dated as of April 17, 2017, by and among Harmony Merger Corp., Harmony Merger Sub, LLC, York Credit Opportunities Investments Master Fund, L.P., York Multi-Strategy Master Fund, L.P., York Select Master Fund, L.P., York Global Finance 43, LLC, Valinor Management, L.P., Valinor Capital Partners SPV XXI, LLC, Halcyon Capital Management LP, Halcyon Energy, Power, and Infrastructure Capital Fund Offshore LLC, Halcyon Energy, Power, and Infrastructure Capital Holdings Offshore LLC, Halcyon Energy, Power, and Infrastructure Capital Fund LP, and NextDecade, LLC.

3.1(2)	Second Amended and Restated Certificate of Incorporation of NextDecade Corporation, dated July 24, 2017.
3.2(3)	Amended and Restated Bylaws of NextDecade Corporation, dated July 24, 2017.
3.3(4)	Certificate of Designations of Series A Convertible Preferred Stock, dated August 9, 2018.
3.4(5)	Certificate of Designations of Series B Convertible Preferred Stock, dated September 28, 2018.
4.1(6)	Specimen Common Share Certificate.
4.2(7)	Specimen Unit Certificate.
4.3(8)	Specimen Warrant Certificate.
4.4(9)	Form of Warrant Agreement between Harmony Merger Corp. and Continental Stock Transfer & Trust Company.
4.5(10)	Form of Warrant Agreement for the Series A Warrants.
4.6(11)	Form of Warrant Agreement for the Series B Warrants.
10.1*+	Lease Agreement, made and entered into March 6, 2019, by and between Brownsville Navigation District of Cameron County, Texas and Rio Grande LNG, LLC.
10.2(12)†	Amendment No. 1 to Employment Agreement, effective January 1, 2019, by and between NextDecade Corporation and Matthew K. Schatzman.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

(1)	Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, filed April 18, 2017.
(2)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed July 28, 2017.
(3)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed July 28, 2017.
(4)	Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-3, filed December 20, 2018.
(5)	Incorporated by reference to Exhibit 3.4 of the Registrant’s Quarterly Report on Form 10-Q, filed November 9, 2018.
(6)	Incorporated by reference to Exhibit 4.2 of the Amendment No. 2 to the Registrant’s Registration Statement on Form S-1, filed October 10, 2014.
(7)	Incorporated by reference to Exhibit 4.1 of the Amendment No. 7 to the Registrant’s Registration Statement on Form S-1, filed March 13, 2015.
(8)	Incorporated by reference to Exhibit 4.3 of the Amendment No. 7 to the Registrant’s Registration Statement on Form S-1, filed March 13, 2015.
(9)	Incorporated by reference to Exhibit 4.4 of the Amendment No. 7 to the Registrant’s Registration Statement on Form S-1, filed March 13, 2015.
(10)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed August 7, 2018.
(11)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed August 24, 2018
(12)	Incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K filed March 6, 2019.

*     Filed herewith.

**   Furnished herewith.

†   Indicates management contract or compensatory plan.

+   Certain portions of this exhibit have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTDECADE CORPORATION

Date: May 7, 2019	By:	/s/ Matthew K. Schatzman
Matthew K. Schatzman
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2019	By:	/s/ Benjamin A. Atkins
Benjamin A. Atkins
Chief Financial Officer
(Principal Financial Officer)