Form 10-Q
period 2019-06-30
NextDecade Corp.
filed 2019-08-06
CIK 1612720

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

(713) 574‑1880

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol:	Name of each exchange on which registered:
Common Stock, $0.0001 par value	NEXT	The NASDAQ Stock Market LLC

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

As of August 1, 2019, the issuer had 110,535,922 shares of common stock outstanding.

NEXTDECADE CORPORATION

FORM 10‑Q FOR THE QUARTER ENDED JUNE 30, 2019

Organizational Structure

The following diagram depicts our abbreviated organizational structure as of June 30, 2019 with references to the names of certain entities discussed in this Quarterly Report on Form 10-Q.

Unless the context requires otherwise, references to “NextDecade,” the “Company,” “we,” “us” and “our” refer to NextDecade Corporation (NASDAQ: NEXT) and its consolidated subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NextDecade Corporation

Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	June 30,	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$4,543	$3,169
Investment securities	52,573	72,453
Prepaid expenses and other current assets	1,755	1,310
Total current assets	58,871	76,932
Property, plant and equipment, net	104,198	92,070
Operating lease right-of-use assets, net	1,608	—
Total assets	$164,677	$169,002

Liabilities, Series A and Series B Convertible Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable	$1,856	$719
Share-based compensation liability	182	3,018
Accrued liabilities and other current liabilities	4,789	8,353
Current operating lease liabilities	1,784	—
Total current liabilities	8,611	12,090
Non-current common stock warrant liabilities	11,216	7,441
Non-current operating lease liabilities	273	—
Total liabilities	20,100	19,531

Commitments and contingencies (Note 11)

Series A Convertible Preferred Stock, $1,000 per share liquidation preference Issued and outstanding: 54,854 shares and 51,720 shares at June 30, 2019 and December 31, 2018, respectively	44,263	40,091
Series B Convertible Preferred Stock, $1,000 per share liquidation preference Issued and outstanding: 52,818 shares and 29,636 shares at June 30, 2019 and December 31, 2018, respectively	46,987	26,159

Stockholders’ equity
Common stock, $0.0001 par value Authorized: 480.0 million shares at June 30, 2019 and December 31, 2018 Issued and outstanding: 107.2 million shares and 106.9 million shares at June 30, 2019 and December 31, 2018, respectively	11	11
Treasury stock: 103,198 shares and 6,425 shares at June 30, 2019 and December 31, 2018, respectively, at cost	(466)	(35)
Preferred stock, $0.0001 par value Authorized: 0.9 million, after designation of the Series A and Series B Convertible Preferred Stock Issued and outstanding: none at June 30, 2019 and December 31, 2018	—	—
Additional paid-in-capital	170,374	180,862
Accumulated deficit	(116,592)	(97,617)
Total stockholders’ equity	53,327	83,221
Total liabilities, Series A and Series B Convertible Preferred Stock and stockholders’ equity	$164,677	$169,002

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues	$—	$—	$—	$—
Operating expenses
General and administrative expense (recovery)	(5,076)	3,318	6,960	19,319
Invitation to bid contract costs	10,163	—	10,163	—
Land option and lease expense	451	250	862	500
Depreciation expense	43	48	85	77
Total operating expenses	5,581	3,616	18,070	19,896
Total operating loss	(5,581)	(3,616)	(18,070)	(19,896)
Other income (expense)
Loss on common stock warrant liabilities	(1,641)	—	(1,838)	—
Interest income, net	409	131	875	253
Other	94	3	271	(39)
Total other (expense) income	(1,138)	134	(692)	214
Net loss attributable to NextDecade Corporation	(6,719)	(3,482)	(18,762)	(19,682)
Preferred stock dividends	—	—	(4,972)	—
Deemed dividends on Series A Convertible Preferred Stock	(488)	—	(1,039)	—
Net loss attributable to common stockholders	$(7,207)	$(3,482)	$(24,773)	$(19,682)

Net loss per common share - basic and diluted	$(0.07)	$(0.03)	$(0.23)	$(0.18)

Weighted average shares outstanding - basic and diluted	107,061	106,398	107,001	106,393

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation

Consolidated Statement of Stockholders’ Equity, Series A and Series B Convertible Preferred Stock

(in thousands)

(unaudited)

	For the Three and Six Months Ended June 30, 2019
	Common Stock		Treasury Stock				Accumulated
		Par			Additional		Other	Total	Series A	Series B
		Value			Paid-in	Accumulated	Comprehensive	Stockholders’	Convertible	Convertible
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Preferred Stock	Preferred Stock
Balance at December 31, 2018	106,856	$11	6	$(35)	$180,862	$(97,617)	$—	$83,221	$40,091	$26,159
Adoption of ASC Topic 842	—	—	—	—	—	(213)	—	(213)	—	—
Adoption of ASU 2018-07	—	—	—	—	2,116	—	—	2,116	—	—
Share-based compensation	—	—	—	—	5,884	—	—	5,884	—	—
Restricted stock vesting	180	—	—	—	495	—	—	495	—	—
Shares repurchased related to share-based compensation	(65)	—	65	(260)	—	—	—	(260)	—	—
Preferred stock dividends	—	—	—	—	(4,972)	—	—	(4,972)	3,133	1,819
Deemed dividends - accretion of beneficial conversion feature	—	—	—	—	(551)	—	—	(551)	551	—
Net loss	—	—	—	—	—	(12,043)	—	(12,043)	—	—
Balance at March 31, 2019	106,971	$11	71	$(295)	$183,834	$(109,873)	$—	$73,677	$43,775	$27,978
Share-based compensation	—	—	—	—	(12,972)	—	—	(12,972)	—	—
Restricted stock vesting	230	—	—	—	—	—	—	—	—	—
Shares repurchased related to share-based compensation	(32)	—	32	(171)	—	—	—	(171)	—	—
Issuance of Series B Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	19,009
Deemed dividends - accretion of beneficial conversion feature	—	—	—	—	(488)	—	—	(488)	488	—
Net loss	—	—	—	—	—	(6,719)	—	(6,719)	—	—
Balance at June 30, 2019	107,169	$11	103	$(466)	$170,374	$(116,592)	$—	$53,327	$44,263	$46,987

	For the Three and Six Months Ended June 30, 2018
	Common Stock		Treasury Stock				Accumulated
		Par			Additional		Other	Total	Series A	Series B
		Value			Paid-in	Accumulated	Comprehensive	Stockholders’	Convertible	Convertible
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Preferred Stock	Preferred Stock
Balance at December 31, 2017	106,275	$11	—	$—	$158,738	$(55,617)	$(40)	$103,092	$—	$—
Share-based compensation	—	—	—	—	12,440	—	—	12,440	—	—
Restricted stock vesting	123	—	—	—	—	—	—	—	—	—
Adoption of ASU 2016-01	—	—	—	—	—	(40)	40	—	—	—
Net loss	—	—	—	—	—	(16,200)	—	(16,200)	—	—
Balance at March 31, 2018	106,398	$11	—	$—	$171,178	$(71,857)	$—	$99,332	$—	$—
Share-based compensation	—	—	—	—	(1,724)	—	—	(1,724)	—	—
Net loss	—	—	—	—	—	(3,482)	—	(3,482)	—	—
Balance at June 30, 2018	106,398	$11	—	$—	$169,454	$(75,339)	$—	$94,126	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2019	2018
Operating activities:
Net loss attributable to NextDecade Corporation	$(18,762)	$(19,682)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	85	77
Share-based compensation expense	(7,817)	11,251
Loss on common stock warrant liabilities	1,838	—
(Gain) loss on investment securities	(280)	25
Realized gain on investment securities	(34)	—
Amortization of right-of-use asset	399	—
Changes in operating assets and liabilities:
Prepaid expenses	(342)	(96)
Accounts payable	546	(58)
Operating lease liabilities	(266)	—
Accrued expenses and other liabilities	(601)	(578)
Net cash used in operating activities	(25,234)	(9,061)
Investing activities:
Acquisition of property, plant and equipment	(14,077)	(7,746)
Proceeds from sale of investment securities	36,000	—
Purchase of investment securities	(15,803)	(50)
Net cash provided by (used in) investing activities	6,120	(7,796)
Financing activities:
Proceeds from equity issuance	20,945	—
Preferred stock dividends	(26)	—
Shares repurchased related to share-based compensation	(431)	—
Net cash provided by financing activities	20,488	—
Net increase (decrease) in cash and cash equivalents	1,374	(16,857)
Cash and cash equivalents – beginning of period	3,169	35,703
Cash and cash equivalents – end of period	$4,543	$18,846

Non-cash investing activities:
Accounts payable for acquisition of property, plant and equipment	$958	$453
Accrued liabilities for acquisition of property, plant and equipment	1,058	6,930
Non-cash financing activities:
Paid-in-kind dividends on Series A and Series B Convertible Preferred Stock	4,952	—
Accretion of deemed dividends on Series A Convertible Preferred Stock	1,039	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation

Notes to Consolidated Financial Statements

(unaudited)

Note 1 — Background and Basis of Presentation

NextDecade Corporation engages in development activities related to the liquefaction and sale of liquefied natural gas (“LNG”). We have focused and continue to focus our development activities on the Rio Grande LNG terminal facility at the Port of Brownsville in southern Texas (the “Terminal”) and an associated 137-mile Rio Bravo pipeline to supply gas to the Terminal (the “Pipeline” and together with the Terminal, the “Project”). In January 2017, we also secured a 994-acre site near Texas City, Texas for another potential LNG terminal (the “Galveston Bay Terminal”).

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Rule 10‑01 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2018. In our opinion, all adjustments, consisting only of normal recurring items, which are considered necessary for a fair presentation of the unaudited consolidated financial statements, have been included.  The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the operating results for the full year.

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

Note 2 — Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Rio Grande LNG site option	$234	$508
Short-term security deposits	49	18
Rio Bravo Pipeline options	26	54
Prepaid insurance	144	233
Prepaid marketing and sponsorships	673	242
Other	629	255
Total prepaid expenses and other current assets	$1,755	$1,310

Note 3 — Investment Securities

We invest in Class L shares of the JPMorgan Managed Income Fund.  The JPMorgan Managed Income Fund has an average maturity of approximately one year, duration of approximately six months, and approximately 7% of such fund’s holdings are AAA-rated with 0% non-investment grade rated.

Investment securities consisted of the following (in thousands):

	June 30,		December 31,
	2019		2018
	Fair value	Cost	Fair value	Cost
JPMorgan Managed Income Fund	$52,573	$52,394	$72,453	$72,567

Note 4 — Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Fixed Assets
Computers	$317	$164
Furniture, fixtures, and equipment	359	316
Leasehold improvements	420	420
Total fixed assets	1,096	900
Less: accumulated depreciation	(627)	(542)
Total fixed assets, net	469	358
Project Assets (not placed in service)
Rio Grande	91,949	80,407
Rio Bravo	11,780	11,305
Total project assets	103,729	91,712
Total property, plant and equipment, net	$104,198	$92,070

Depreciation expense was $43 thousand and $48 thousand for each of the three months ended June 30, 2019 and  2018, respectively, and $85 thousand and $77 thousand during the six months ended June 30, 2019 and 2018, respectively.

Note 5 — Leases

We currently lease approximately 38,300 square feet of office space for general and administrative purposes in Houston, Texas under a lease agreement that expires on September 30, 2020.

In January 2017, NextDecade LLC executed surface lease agreements with the City of Texas City and the State of Texas for a 994‑acre site for the Galveston Bay Terminal (collectively, the “Galveston Bay Leases”). The term of the Galveston Bay Leases is 36 months with an option to extend for an additional 12 months.  Such option was included in the measurement of Operating lease right-of-use assets and Operating lease liabilities.

On March 6, 2019, Rio Grande entered into a lease agreement with the Brownsville Navigation District of Cameron County, Texas (“BND”), pursuant to which Rio Grande has agreed to lease approximately 984 acres of land situated in Cameron County, Texas for the purposes of constructing, operating and maintaining the Terminal.

The initial term of the lease is for 30 years (the “Primary Term”), which will commence on the date specified in a written notice by Rio Grande to BND (the “Effective Date Notice”), if given, confirming that Rio Grande or a Rio Grande affiliate has made a positive final investment decision (“FID”) for the first phase of the Terminal.  The Effective Date may be no later than November 6, 2019 (the “Outside Effective Date”), provided, however , that in the event Rio Grande does not deliver the Effective Date Notice prior to the Outside Effective Date due to reasons unrelated to an act or omission of its own or its inability to secure one or more of the required permits for the Terminal, then the Outside Effective Date will be automatically extended on a month-to-month basis for a maximum of six months. Rio Grande has the option to renew and extend the term of the lease beyond the Primary Term for up to two consecutive renewal periods of ten years each provided that it has not caused an event of default under the lease.

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

Operating lease right-of-use assets as of June 30, 2019 are as follows (in thousands):

Office leases	$976
Land leases	632
Total operating lease right-of-use assets, net	$1,608

Operating lease liabilities as of June 30, 2019 are as follows (in thousands):

Office leases	$977
Land leases	807
Total current lease liabilities	1,784
Non-current office leases	273
Non-current land leases	-
Total lease liabilities	$2,057

Operating lease expense is as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Office leases	$146	$262
Land leases	121	241
Total operating lease expense	267	503
Short-term lease expense	25	40
Land option expense	159	319
Total land option and lease expense	$451	$862

Maturity of operating lease liabilities as of June 30, 2019 are as follows (in thousands, except lease term and discount rate):

2019 (remaining)	$788
2020	1,412
2021	3
2022	—
2023	—
Thereafter	—
Total undiscounted lease payments	2,203
Discount to present value	(146)
Present value of lease liabilities	$2,057

Weighted average remaining lease term - years	1.4
Weighted average discount rate - percent	12.0

Other information related to our operating leases for the six months ended June 30, 2019 is as follows (in thousands):

Cash paid for amounts included in the measurement of operating lease liabilities:
Cash flows from operating activities	$367
Noncash right-of-use assets recorded for operating lease liabilities:
Adoption of Topic 842	1,562
In exchange for new operating lease liabilities during the period	446

Note 6 — Accrued Liabilities and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Employee compensation expense	$2,900	$3,130
Project asset costs	1,058	2,014
Valve installation incentive(1)	—	2,000
Accrued legal services	131	313
Other accrued liabilities	700	896
Total accrued liabilities and other current liabilities	$4,789	$8,353

(1)

In April 2018, we entered into an agreement with an intrastate pipeline company with assets near the Terminal which incentivizes the pipeline company to procure, permit and install a valve on an intrastate pipeline near the Terminal.  We agreed that, upon the later of (i) March 31, 2019 and (ii) thirty days after the date on which the valve was installed, we will reimburse the pipeline company a cash amount equal to 50% of the costs incurred in connection with the valve, up to a maximum payment of $2.0 million. Such valve was installed in 2018 and we reimbursed the pipeline company $2.0 million in the first quarter of 2019.

Note 7 – Preferred Stock and Common Stock Warrants

Preferred Stock

In August 2018, we sold an aggregate of 50,000 shares of Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock), at $1,000 per share for an aggregate purchase price of $50 million and we issued an additional 1,000 shares of Series A Preferred Stock in aggregate as origination fees to the purchasers of the Series A Preferred Stock.  In September 2018 and May 2019, we sold an aggregate of 29,055 shares and 20,945 shares, respectively, of Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock” and, together with the Series A Preferred Stock, the “Convertible Preferred Stock”), at $1,000 per share for a combined purchase price of $50 million and we issued an additional 999 shares of Series B Preferred Stock in aggregate as origination fees to the purchasers of the Series B Preferred Stock. Warrants were issued together with the shares of Convertible Preferred Stock (“Common Stock Warrants”).

The shares of Convertible Preferred Stock bear dividends at a rate of 12% per annum, which are cumulative and accrue daily from the date of issuance on the $1,000 stated value.  Such dividends are payable quarterly and may be paid in cash or in-kind.  During the six months ended June 30, 2019, the Company paid-in-kind $3.1 million and $1.8 million of dividends to the holders of the Series A Preferred Stock and the Series B Preferred Stock, respectively.  On July 15, 2019, the Company paid-in-kind $1.6 million and $1.2 million of dividends to the holders of the Series A Preferred Stock and the Series B Preferred Stock, respectively, as of the close of business on June 15, 2019.

Common Stock Warrants

Pursuant to ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the fair value of the Common Stock Warrants was recorded as a non-current liability on our Consolidated Balance Sheet on the issuance dates.  The Company revalues the Common Stock Warrants at each balance sheet date and recognized a loss of $1.6 million and $1.8 million during the three and six months ended June 30, 2019, respectively. The Common Stock Warrants are included in Level 3 of the fair value hierarchy.

The Common Stock Warrants have a fixed three-year term commencing on the closings of the issuances of the associated Convertible Preferred Stock.  The Common Stock Warrants may only be exercised by the holders thereof at the expiration of such three-year term; however, the Company can force exercise of the Common Stock Warrants prior to expiration of such term if the volume weighted average trading price of shares of Company common stock for each trading day during any 60 of the prior 90 trading days is equal to or greater than 175% of the Conversion Price (as defined in the certificate of designations of the applicable Convertible Preferred Stock) and, in the case of the warrants issued together with the Series B Preferred Stock (the “Series B Warrants”), also if the Company simultaneously elects to force a mandatory exercise of all other warrants then outstanding and unexercised and held by any holder of parity stock.

The Company used a Monte Carlo simulation model to estimate the fair value of the Common Stock Warrants using the following assumptions:

	June 30,	December 31,
	2019	2018
Stock price	$6.32	$5.40
Exercise price	$0.01	$0.01
Risk-free rate	1.8%	2.5%
Volatility	27.6%	33.1%
Term (years)	2.4	2.7

Beneficial Conversion Feature

ASC 470-20-20 – Debt – Debt with conversion and Other Options (“ASC 470-20”) defines a beneficial conversion feature (“BCF”) as a nondetachable conversion feature that is in the money at the issuance date.  The Company was required by ASC 470-20 to allocate a portion of the proceeds from the Series A Preferred Stock equal to the intrinsic value of the BCF to additional paid-in capital. We are recording the accretion of the $2.5 million Series A Preferred Stock discount attributable to the BCF as a deemed dividend using the effective yield method over the period prior to the expected conversion date. Deemed dividends on the Series A Preferred Stock was $0.5 million and zero during the three months ended June 30, 2019 and 2018, respectively, and $1.0 million and zero during the six months ended June 30, 2019 and 2018, respectively.

Initial Fair Value Allocation

Net cash proceeds from the sale of the Series B Preferred Stock in May 2019 were allocated on a fair value basis to the Series B Warrants and on a relative fair value basis to the Series B Preferred Stock.

The allocation of the net cash proceeds is as follows (in thousands):

		Allocation of Proceeds
			Series B
		Series B	Preferred
		Warrants	Stock
Gross proceeds	$20,945
Equity issuance costs	—
Net proceeds - Initial Fair Value Allocation	$20,945	$1,936	$19,009
Per balance sheet upon issuance		$1,936	$19,009

Note 8 — Net Loss Per Share

The following table (in thousands, except for loss per share) reconciles basic and diluted weighted average common shares outstanding for each of the three and six months ended June 30, 2019 and 2018:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Weighted average common shares outstanding:
Basic	107,061	106,398	107,001	106,393
Dilutive unvested stock, Convertible Preferred Stock, Common Stock Warrants and IPO Warrants	—	—	—	—
Diluted	107,061	106,398	107,001	106,393

Basic and diluted net loss per share attributable to common stockholders	$(0.07)	$(0.03)	$(0.23)	$(0.18)

Potentially dilutive securities not included in the diluted net loss per share computations because their effect would have been anti-dilutive were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Unvested stock (1)	605	417	548	396
Convertible Preferred Stock	12,647	—	11,891	—
Common Stock Warrants	1,542	—	1,462	—
IPO Warrants(2)	12,082	12,082	12,082	12,082
Total potentially dilutive common shares	26,876	12,499	25,983	12,478

(1)

Does not include 4.1 million shares for each of the three and six months ended June 30, 2019 and 16.4 million shares for the three and six months ended June 30, 2018, of unvested stock because the performance conditions had not yet been satisfied as of June 30, 2019 and 2018, respectively.

(2)

In 2015, the Company issued warrants in connection with its initial public offering (the “IPO Warrants”).  The IPO Warrants are exercisable at a price of $11.50 per share and expire on July 24, 2022.  The Company may redeem the IPO Warrants at a price of $0.01 per IPO Warrant upon 30 days’ notice only if the last sale price of Company common stock is at least $17.50 per share for any 20 trading days within a 30-trading day period.  If the Company redeems the IPO Warrants in this manner, the Company will have the option to do so on a cashless basis with the issuance of an economically equivalent number of shares of Company common stock.

Note 9 — Share-based Compensation

We have granted shares of Company common stock and restricted Company common stock to employees, consultants and a non-employee director under our 2017 Omnibus Incentive Plan (the “2017 Plan”) and in connection with our special meeting of stockholders held on July 24, 2017.

Total share-based compensation consisted of the following (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Share-based compensation:
Equity awards	$(12,972)	$(1,724)	$(7,088)	$10,716
Liability awards	(20)	2,179	(20)	2,132
Total share-based compensation	(12,992)	455	(7,108)	12,848
Capitalized share-based compensation	(163)	(1,438)	(709)	(1,597)
Total share-based compensation expense	$(13,155)	$(983)	$(7,817)	$11,251

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

Certain employee contracts provided for cash bonuses upon a positive FID in the Project (the “FID Bonus”).  In January 2018, the nominating, corporate governance and compensation committee of the board of directors approved, and certain employees party to such contracts accepted, an amendment to such contracts whereby the FID Bonuses would be settled in shares of Company common stock equal to 110% of the FID Bonus.  The associated liability for FID Bonuses to be settled in shares of Company common stock of $0.2 million and $0.4 million is included in Share-based compensation liability in our Consolidated Balance Sheets at June 30, 2019 and December 31, 2018, respectively.

Note 10 — Income Taxes

Due to our cumulative loss position, we have established a full valuation allowance against our deferred tax assets at June 30, 2019 and December 31, 2018. Due to our full valuation allowance, we have not recorded a provision for federal or state income taxes during each of the three and six months ended June 30, 2019 and 2018.

Note 11 — Commitments and Contingencies

Legal Proceedings

From time to time the Company may be subject to various claims and legal actions that arise in the ordinary course of business. As of June 30, 2019, management is not aware of any claims or legal actions that, separately or in the aggregate, are likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows, although the Company cannot guarantee that a material adverse effect will not occur.

Enterprise Resource Planning system

During the first and second quarters of 2019, we entered into agreements with a third-party to design and implement the first phase of a new enterprise resource planning system.  In connection with these agreements, we are committed to spend approximately $2.7 million, all of which is expected to be incurred in 2019.

Engineering, Procurement and Construction Contract

 During the second quarter of 2019, we issued a limited notice to proceed (“LNTP”) to Bechtel Oil, Gas and Chemicals, Inc. (“Bechtel”) under our engineering, procurement and construction contract with Bechtel.  In connection with the issuance of the LNTP, we are committed to spend approximately $30.3 million in 2019, of which $15.0 million may be settled in Company common stock.

Note 12 — Recent Accounting Pronouncements

The following table provides a brief description of recent accounting standards that have not been adopted by the Company as of June 30, 2019:

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

Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ from those expressed in our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements are subject to change and inherent risks and uncertainties, including those described in the section titled “Risk Factors” in our most recent Annual Report on Form 10-K. You should consider our forward-looking statements in light of a number of factors that may cause actual results to vary from our forward-looking statements including, but not limited to:

•progress in the development of our liquefied natural gas (“LNG”) liquefaction and export projects and the timing of that progress;

•government approval of construction and operation of the terminal at the Port of Brownsville in southern Texas (the “Terminal”) and an associated 137-mile pipeline to supply gas to the Terminal (the “Pipeline” and together with the Terminal, the “Project”) and the timing of that approval;

•the successful completion of the Project by third-party contractors;

•our ability to secure additional debt and equity financing in the future to complete the Project;

•the accuracy of estimated costs for the Project;

•statements that the Project, when completed, will have certain characteristics, including amounts of liquefaction capacities;

•the development risks, operational hazards, regulatory approvals applicable to Rio Grande’s and Rio Bravo’s construction and operations activities;

•our anticipated competitive advantage and technological innovation which may render our anticipated competitive advantage obsolete;

•the global demand for and price of natural gas (versus the price of imported LNG);

•the availability of LNG vessels worldwide;

•negotiations for the Terminal site lease and right-of-way options for the Pipeline route;

•changes in legislation and regulations relating to the LNG industry, including environmental laws and regulations that impose significant compliance costs and liabilities;

•risks related to doing business in and having counterparties in foreign countries;

•our ability to maintain the listing of our securities on a securities exchange or quotation medium;

•changes adversely affecting the business in which we are engaged;

•management of growth;

•general economic conditions;

•our ability to generate cash;

•compliance with environmental laws and regulations; and

•the result of future financing efforts and applications for customary tax incentives.

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

Significant Events

LNG Sale and Purchase Agreement

In March 2019, we entered into a 20-year sale and purchase agreement (the “SPA”) with Shell NA LNG LLC (“Shell”) for the supply of two million tons per annum of liquefied natural gas from the Terminal.

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

On April 22, 2019, we received EPC bid packages from each of Bechtel and Fluor, two of the global LNG market’s leading EPC contractors.  The technical and commercial bid packages, which were received on-schedule, were for fully wrapped lump-sum separated turnkey (“LSTK”) EPC contracts for the Terminal.

On May 24, 2019, we entered into two LSTK EPC agreements with Bechtel for the construction of (i) two LNG trains with expected aggregate production capacity up to approximately 11.74 million tonnes per annum (“mtpa”), two 180,000m3 full containment LNG tanks, one marine loading berth, related utilities and facilities, and all related appurtenances thereto, together with certain additional work options (the “Trains 1 and 2 EPC Agreement”) and (ii) an LNG train with expected production capacity of up to approximately 5.87 mtpa, related utilities and facilities, and all related appurtenances  thereto (the “Train 3 EPC Agreement” and together with the Trains 1 and 2 EPC Agreement, the “EPC Agreements”).  We agreed to pay to Bechtel a contract price of $7.042 billion for the work under the Trains 1 and 2 EPC Agreement and a contract price of $2.323 billion for the work under the Train 3 EPC Agreement.  Bechtel will perform limited notice to proceed (“LNTP”) activities until January 1, 2020 and has agreed to accept, in addition to cash payments, up to $15 million in Company common stock as payment for LNTP activities.

Series B Convertible Preferred Stock Purchase Agreements

On May 17, 2019, we entered into Series B Convertible Preferred Stock Purchase Agreements (the “Series B Stock Purchase Agreements”) with (i) York Tactical Energy Fund, L.P. and York Tactical Energy Fund PIV-AN, L.P., (ii) First Series of HDML Fund I, LLC, Bardin Hill Event Driven Master Fund, LP, and HCN LP, (iii) Valinor Capital Partners, L.P. and Valinor Capital Partners Offshore Master Fund, L.P and (iv) HGC NEXT INV LLC pursuant to which we agreed to sell an aggregate of $20.945 million of shares of the Company’s Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), together with associated warrants.  Such warrants represent the right to acquire approximately 30 basis points (0.30%) in the aggregate of the fully diluted shares of all outstanding shares of Company common stock on the exercise date with a strike price of $0.01 per share. The closings of the transactions contemplated by the Series B Stock Purchase Agreements occurred on May 24, 2019.

Receipt of Final Environmental Impact Statement

On April 26, 2019, we received our final environmental impact statement (“FEIS”) from the FERC for the Terminal and the Pipeline.  The FEIS was prepared in compliance with the requirements of the National Environmental Policy Act (“NEPA”), the Council on Environmental Quality regulations for implementing NEPA, and FERC regulations.

Liquidity and Capital Resources

Capital Resources

We have funded and continue to fund the development of the Project and general working capital needs through our cash on hand and proceeds from the issuance of equity.  Our capital resources consisted of approximately $4.5 million of cash and cash equivalents and $52.6 million of investment securities as of June 30, 2019.

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash for the periods presented (in thousands):

	Six Months Ended
	June 30,
	2019	2018
Operating cash flows	$(25,234)	$(9,061)
Investing cash flows	6,120	(7,796)
Financing cash flows	20,488	—

Net increase (decrease) in cash and cash equivalents	1,374	(16,857)
Cash and cash equivalents – beginning of period	3,169	35,703
Cash and cash equivalents – end of period	$4,543	$18,846

Operating Cash Flows

Operating cash outflows during the six months ended June 30, 2019 and 2018 were $25.2 million and $9.1 million, respectively.  The increase in operating cash outflows during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily related to invitation to bid contract costs, additional employees, increased professional fees and travel costs, and increased marketing and conference sponsorship costs.

Investing Cash Flows

Investing cash inflows (outflows) during the six months ended June 30, 2019 and 2018 were $6.1 million and $(7.8) million, respectively. The investing cash inflows during the six months ended June 30, 2019 were primarily the result of the sale of $36.0 million of investment securities partially offset by cash used in the development of the Project of $14.1 million and the purchase of investment securities of $15.8 million. The investing cash outflows for six months ended June 30, 2018 were primarily the result of cash used in the development of the Project of $7.7 million.

Financing Cash Flows

Financing cash inflows during the six months ended June 30, 2019 and 2018 were $20.5 million and zero, respectively. For the six months ended June 30, 2019 financing cash inflows were primarily the result of the sale of Series B Preferred Stock for $20.9 million partially offset by $0.4 million of common stock repurchased related to share-based compensation.

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

Contractual Obligations

There have been no material changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, except for our obligation of $1.8 million at June 30, 2019 for the implementation of the first phase of a new enterprise resource planning system as compared to zero at December 31, 2018 and our obligation of $25.3 million, of which $15.0 million may be settled with Company common stock, at June 30, 2019 for limited notice to proceed activities as compared to zero at December 31, 2018.

Results of Operations

The following table summarizes costs, expenses and other income for the periods indicated (in thousands):

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2019	2018	Change	2019	2018	Change
Revenues	$—	$—	$—	$—	$—	$—
General and administrative expense (recovery)	(5,076)	3,318	(8,394)	6,960	19,319	(12,359)
Invitation to bid contract costs	10,163	—	10,163	10,163	—	10,163
Land option and lease expense	451	250	201	862	500	362
Depreciation expense	43	48	(5)	85	77	8
Operating loss	(5,581)	(3,616)	(1,965)	(18,070)	(19,896)	1,826
Loss on common stock warrant liabilities	(1,641)	—	(1,641)	(1,838)	—	(1,838)
Interest income, net	409	131	278	875	253	622
Other	94	3	91	271	(39)	310
Net loss attributable to NextDecade Corporation	(6,719)	(3,482)	(3,237)	(18,762)	(19,682)	920
Preferred stock dividends	—	—	—	(4,972)	—	(4,972)
Deemed dividends on Series A Convertible Preferred Stock	(488)	—	(488)	(1,039)	—	(1,039)
Net loss attributable to common stockholders	$(7,207)	$(3,482)	$(3,725)	$(24,773)	$(19,682)	$(5,091)

Our consolidated net loss was $6.7 million, or $0.07 per common share (basic and diluted), for the three months ended June 30, 2019 compared to a net loss of $3.5 million, or $0.03 per common share (basic and diluted), for the three months ended June 30, 2018.  The $3.2 million increase in net loss was primarily a result of increased invitation to bid contract costs and loss on common stock warrant liabilities, partially offset by decreased general and administrative expense (recovery) discussed separately below.

Our consolidated net loss was $18.8 million, or $0.23 per common share (basic and diluted), for the six months ended June 30, 2019 compared to a net loss of $19.7 million, or $0.18 per common share (basic and diluted), for the six months ended June 30, 2018.  The $0.9 million decrease in net loss was primarily a result of a decrease in general and administrative expense (recovery) discussed separately below, partially offset by an increase in invitation to bid contract costs and loss on common stock warrant liabilities.

General and administrative expense (recovery) during the three months ended June 30, 2019 decreased $8.4 million compared to the same period in 2018 primarily due to a decrease in share-based compensation expense of $12.2 million partially offset by an increase in expenses related to additional employees, increased professional fees and travel costs, and increased marketing and conference sponsorship costs.  The decrease in share-based compensation expense is primarily a result of forfeitures of restricted stock during the three months ended June 30, 2019.

General and administrative expense (recovery) during the six months ended June 30, 2019 decreased $12.4 million compared to the same period in 2018 primarily due to a decrease in share-based compensation expense of $19.1 million partially offset by an increase in expenses related to additional employees, increased professional fees and travel costs, and increased marketing and conference sponsorship costs.  The decrease in share-based compensation expense is primarily a result of forfeitures of restricted stock during the six months ended June 30, 2019.

For the three and six months ended June 30, 2019, we incurred approximately $10.2 million of  invitation to bid contract cost as a result of our receipt of bid packages from Bechtel and Fluor and the execution of LSTK EPC contracts with Bechtel discussed under Significant Events above. There were no invitation to bid contract costs incurred during the same periods in 2018.

Loss on common stock warrant liabilities for the three and six months ended June 30, 2019 is primarily due to an increase in the share price of Company common stock from December 31, 2018 to the remeasurement dates at March 31, 2019 and June 30, 2019. There were no liability classified common stock warrants during the three and six months ended June 30, 2018.

Interest income, net during the three and six months ended June 30, 2019 increased $0.3 million and $0.6 million, respectively, compared to the same period in 2018 due to increased yield and higher average balances maintained in our cash, cash equivalent and investment securities accounts.

Preferred stock dividends of $5.0 million consisted of dividends paid-in kind of $2.5 million related to the issuance of 1,561 additional shares of Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), and 919 additional shares of Series B Preferred Stock, on January 15, 2019 and $2.5 million of dividends declared on March 22, 2019 and paid on April 15, 2019.  There was no Series A Preferred Stock or Series B Preferred Stock issued or outstanding during the three or six months ended June 30, 2018.

Deemed dividends on the Series A Preferred Stock for the three and six months ended June 30, 2019 represents the accretion of the beneficial conversion feature associated with the Series A Preferred Stock issued in the third quarter of 2018.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2019.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of “our disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal quarter ended June 30, 2019. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2019, our disclosure controls and procedures were effective.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer

The following table summarizes stock repurchases for the three months ended June 30, 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as a Part of Publicly Announced Plans	Maximum Number of Units That May Yet Be Purchased Under the Plans
April 2019	1,301	$5.51	—	—
May 2019	30,331	5.41	—	—
June 2019	—	—	—	—

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

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1(1)	Second Amended and Restated Certificate of Incorporation of NextDecade Corporation, dated July 24, 2017.
3.2(2)	Amended and Restated Bylaws of NextDecade Corporation, dated July 24, 2017.
3.3(3)	Certificate of Designations of Series A Convertible Preferred Stock, dated August 9, 2018.
3.4(4)	Certificate of Designations of Series B Convertible Preferred Stock, dated September 28, 2018.
3.5(5)	Certificate of Amendment to Certificate of Designations of Series A Convertible Preferred Stock, dated July 12, 2019.
3.6(6)	Certificate of Amendment to Certificate of Designations of Series B Convertible Preferred Stock, dated July 12, 2019.
3.7*	Certificate of Increase to Certificate of Designations of Series A Convertible Preferred Stock of NextDecade Corporation, dated July 15, 2019.
3.8*	Certificate of Increase to Certificate of Designations of Series B Convertible Preferred Stock of NextDecade Corporation, dated July 15, 2019.
4.1(7)	Specimen Common Share Certificate.
4.2(8)	Specimen Unit Certificate.
4.3(9)	Specimen Warrant Certificate.
4.4(10)	Form of Warrant Agreement between Harmony Merger Corp. and Continental Stock Transfer & Trust Company.
4.5(11)	Form of Warrant Agreement for the Series A Warrants.
4.6(12)	Form of Warrant Agreement for the Series B Warrants.
10.1(13)	Series B Convertible Preferred Stock Purchase Agreement, dated as of May 17, 2019, entered into by and between NextDecade Corporation and York Tactical Energy Fund, L.P.
10.2(14)	Series B Convertible Preferred Stock Purchase Agreement, dated as of May 17, 2019, entered into by and between NextDecade Corporation and the Valinor Funds.
10.3(15)	Series B Convertible Preferred Stock Purchase Agreement, dated as of May 17, 2019, entered into by and between NextDecade Corporation and the Bardin Hill Funds.
10.4(16)	Series B Convertible Preferred Stock Purchase Agreement, dated as of May 17, 2019, entered into by and between NextDecade Corporation and HGC NEXT INV LLC.
10.5(17)	Form of Registration Rights Agreement.
10.6(18)	Form of Purchaser Rights Agreement.
10.7*+

Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Trains 1 and 2 of the Rio Grande Natural Gas Liquefaction Facility by and between Rio Grande LNG, LLC as Owner and Bechtel Oil, Gas and Chemicals, Inc. as Contractor, dated as of May 24, 2019.

10.8*+

Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Train 3 of the Rio Grande Natural Gas Liquefaction Facility by and between Rio Grande LNG, LLC as Owner and Bechtel Oil, Gas and Chemicals, Inc. as Contractor, dated as of May 24, 2019.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

(1)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed July 28, 2017.
(2)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed July 28, 2017.
(3)	Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-3, filed December 20, 2018.
(4)	Incorporated by reference to Exhibit 3.4 of the Registrant’s Quarterly Report on Form 10-Q, filed November 9, 2018.
(5)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed July 15, 2019.
(6)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed July 15, 2019.

(7)	Incorporated by reference to Exhibit 4.2 of the Amendment No. 2 to the Registrant’s Registration Statement on Form S-1, filed October 10, 2014.
(8)	Incorporated by reference to Exhibit 4.1 of the Amendment No. 7 to the Registrant’s Registration Statement on Form S-1, filed March 13, 2015.
(9)	Incorporated by reference to Exhibit 4.3 of the Amendment No. 7 to the Registrant’s Registration Statement on Form S-1, filed March 13, 2015.
(10)	Incorporated by reference to Exhibit 4.4 of the Amendment No. 7 to the Registrant’s Registration Statement on Form S-1, filed March 13, 2015.
(11)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed August 7, 2018.
(12)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed August 24, 2018.
(13)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed May 20, 2019.
(14)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed May 20, 2019.
(15)	Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed May 20, 2019.
(16)	Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, filed May 20, 2019.
(17)	Incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K, filed May 20, 2019.
(18)	Incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K, filed May 20, 2019.

*     Filed herewith.

**   Furnished herewith.

+   Certain portions of this exhibit have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTDECADE CORPORATION

Date: August 6, 2019	By:	/s/ Matthew K. Schatzman
Matthew K. Schatzman
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2019	By:	/s/ Benjamin A. Atkins
Benjamin A. Atkins
Chief Financial Officer
(Principal Financial Officer)