Form 10-Q
period 2019-09-30
NextDecade Corp.
filed 2019-11-05
CIK 1612720

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

(713) 574-1880

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

As of November 1, 2019, the issuer had 120,762,858 shares of common stock outstanding.

NEXTDECADE CORPORATION

FORM 10-Q FOR THE QUARTER ENDED September 30, 2019

Organizational Structure

The following diagram depicts our abbreviated organizational structure as of September 30, 2019 with references to the names of certain entities discussed in this Quarterly Report on Form 10-Q.

Unless the context requires otherwise, references to “NextDecade,” the “Company,” “we,” “us” and “our” refer to NextDecade Corporation (Nasdaq: NEXT) and its consolidated subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NextDecade Corporation

Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	September 30,	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$3,841	$3,169
Investment securities	40,374	72,453
Prepaid expenses and other current assets	1,288	1,310
Total current assets	45,503	76,932
Property, plant and equipment, net	119,918	92,070
Operating lease right-of-use assets, net	1,336	—
Other non-current assets	3,071	—
Total assets	$169,828	$169,002

Liabilities, Series A and Series B Convertible Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable	$1,400	$719
Share-based compensation liability	182	3,018
Accrued liabilities and other current liabilities	19,911	8,353
Current operating lease liabilities	1,512	—
Total current liabilities	23,005	12,090
Non-current common stock warrant liabilities	10,343	7,441
Non-current operating lease liabilities	10	—
Total liabilities	33,358	19,531

Commitments and contingencies (Note 12)

Series A Convertible Preferred Stock, $1,000 per share liquidation preference, Issued and outstanding: 56,491 shares and 51,720 shares at September 30, 2019 and December 31, 2018, respectively	46,186	40,091
Series B Convertible Preferred Stock, $1,000 per share liquidation preference, Issued and outstanding: 54,019 shares and 29,636 shares at September 30, 2019 and December 31, 2018, respectively	48,188	26,159

Stockholders’ equity
Common stock, $0.0001 par value Authorized: 480.0 million shares at September 30, 2019 and December 31, 2018, Issued and outstanding: 107.2 million shares and 106.9 million shares at September 30, 2019 and December 31, 2018, respectively	11	11
Treasury stock: 137,860 shares and 6,425 shares at September 30, 2019 and December 31, 2018, respectively, at cost	(685)	(35)
Preferred stock, $0.0001 par value Authorized: 0.9 million, after designation of the Series A and Series B Convertible Preferred Stock, Issued and outstanding: none at September 30, 2019 and December 31, 2018, respectively	—	—
Additional paid-in-capital	162,590	180,862
Accumulated deficit	(119,820)	(97,617)
Total stockholders’ equity	42,096	83,221
Total liabilities, Series A and Series B Convertible Preferred Stock and stockholders’ equity	$169,828	$169,002

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues	$—	$—	$—	$—
Operating expenses
General and administrative expense	3,579	6,214	10,405	25,533
Invitation to bid contract costs	—	4,418	10,163	4,418
Land option and lease expense	754	297	1,750	797
Depreciation expense	80	50	164	127
Total operating expenses	4,413	10,979	22,482	30,875
Total operating loss	(4,413)	(10,979)	(22,482)	(30,875)
Other income (expense)
Gain (loss) on common stock warrant liabilities	873	83	(965)	83
Interest income, net	319	222	1,193	475
Other	(7)	(6)	264	(45)
Total other (expense) income	1,185	299	492	513
Net loss attributable to NextDecade Corporation	(3,228)	(10,680)	(21,990)	(30,362)
Preferred stock dividends	(2,849)	—	(7,821)	—
Deemed dividends on Series A Convertible Preferred Stock	(286)	(271)	(1,324)	(271)
Net loss attributable to common stockholders	$(6,363)	$(10,951)	$(31,135)	$(30,633)

Net loss per common share - basic and diluted	$(0.06)	$(0.10)	$(0.29)	$(0.29)

Weighted average shares outstanding - basic and diluted	107,181	106,639	107,062	106,476

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation

Consolidated Statement of Stockholders’ Equity, Series A and Series B Convertible Preferred Stock

(in thousands)

(unaudited)

	For the Three Months Ended September 30, 2019
	Common Stock		Treasury Stock				Accumulated		Series A	Series B
		Par			Additional		Other	Total	Convertible	Convertible
		Value			Paid-in	Accumulated	Comprehensive	Stockholders’	Preferred	Preferred
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Stock	Stock
Balance at June 30, 2019	107,169	$11	103	$(466)	$170,374	$(116,592)	$—	$53,327	$44,263	$46,987
Share-based compensation	—	—	—	—	(4,648)	—	—	(4,648)	—	—
Restricted stock vesting	88	—	—	—	—	—	—	-	—	—
Shares repurchased related to share-based compensation	(34)	—	34	(219)	—	—	—	(219)	—	—
Preferred stock dividends	—	—	—	—	(2,850)	—	—	(2,850)	1,637	1,201
Deemed dividends - accretion of beneficial conversion feature	—	—	—	—	(286)	—	—	(286)	286	—
Net loss	—	—	—	—	—	(3,228)	—	(3,228)	—	—
Balance at September 30, 2019	107,223	$11	137	$(685)	$162,590	$(119,820)	$—	$42,096	$46,186	$48,188

	For the Nine Months Ended September 30, 2019
	Common Stock		Treasury Stock				Accumulated		Series A	Series B
		Par			Additional		Other	Total	Convertible	Convertible
		Value			Paid-in	Accumulated	Comprehensive	Stockholders’	Preferred	Preferred
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Stock	Stock
Balance at December 31, 2018	106,856	$11	6	$(35)	$180,862	$(97,617)	$—	$83,221	$40,091	$26,159
Adoption of ASC Topic 842	—	—	—	—	—	(213)	—	(213)	—	—
Adoption of ASU 2018-07	—	—	—	—	2,116	—	—	2,116	—	—
Share-based compensation	—	—	—	—	(11,738)	—	—	(11,738)	—	—
Restricted stock vesting	498	—	—	—	495	—	—	495	—	—
Shares repurchased related to share-based compensation	(131)	—	131	(650)	—	—	—	(650)	—	—
Issuance of Series B Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	19,009
Preferred stock dividends	—	—	—	—	(7,821)	—	—	(7,821)	4,771	3,020
Deemed dividends - accretion of beneficial conversion feature	—	—	—	—	(1,324)	—	—	(1,324)	1,324	—
Net loss	—	—	—	—	—	(21,990)	—	(21,990)	—	—
Balance at September 30, 2019	107,223	$11	137	$(685)	$162,590	$(119,820)	$-	$42,096	$46,186	$48,188

	For the Three Months Ended September 30, 2018
	Common Stock		Treasury Stock				Accumulated		Series A	Series B
		Par			Additional		Other	Total	Convertible	Convertible
		Value			Paid-in	Accumulated	Comprehensive	Stockholders’	Preferred	Preferred
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Stock	Stock
Balance at June 30, 2018	106,398	$11	—	$—	$169,454	$(75,339)	$—	$94,126	$—	$—
Share-based compensation	—	—	—	—	2,453	—	—	2,453	—	—
Restricted stock vesting	13	—	—	—	—	—	—	—	—	—
Shares repurchased related to share-based compensation	(3)	—	3	(19)	—	—	—	(19)	—	—
Issuance of Series A preferred stock	414	—	—	—	4,638	—	—	4,638	38,549	—
Issuance of Series B preferred stock	—	—	—	—	—	—	—	—	—	26,159
Deemed dividends - accretion of beneficial conversion feature	—	—	—	—	(271)	—	—	(271)	271	—
Net loss	—	—	—	—	—	(10,680)	—	(10,680)	—	—
Balance at September 30, 2018	106,822	$11	3	$(19)	$176,274	$(86,019)	$—	$90,247	$38,820	$26,159

	For the Nine Months Ended September 30, 2018
	Common Stock		Treasury Stock				Accumulated		Series A	Series B
		Par			Additional		Other	Total	Convertible	Convertible
		Value			Paid-in	Accumulated	Comprehensive	Stockholders’	Preferred	Preferred
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Stock	Stock
Balance at December 31, 2017	106,275	$11	—	$—	$158,738	$(55,617)	$(40)	$103,092	$—	$—
Share-based compensation	—	—	—	—	13,169	—	—	13,169	—	—
Restricted stock vesting	136	—	—	—	—	—	—	—	—	—
Shares repurchased related to share-based compensation	(3)	—	3	(19)	—	—	—	(19)	—	—
Issuance of Series A preferred stock	414	—	—	—	4,638	—	—	4,638	38,549	—
Issuance of Series B preferred stock	—	—	—	—	—	—	—	—	—	26,159
Deemed dividends - accretion of beneficial conversion feature	—	—	—	—	(271)	—	—	(271)	271	—
Adoption of ASU 2016-01	—	—	—	—	—	(40)	40	—	—	—
Net loss	—	—	—	—	—	(30,362)	—	(30,362)	—	—
Balance at September 30, 2018	106,822	$11	3	$(19)	$176,274	$(86,019)	$—	$90,247	$38,820	$26,159

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Operating activities:
Net loss attributable to NextDecade Corporation	$(21,990)	$(30,362)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	164	127
Share-based compensation expense	(12,537)	12,731
(Gain) loss on common stock warrant liabilities	965	(83)
(Gain) loss on investment securities	(276)	28
Realized gain on investment securities	(39)	—
Amortization of right-of-use asset	673	—
Changes in operating assets and liabilities:
Prepaid expenses	323	295
Accounts payable	84	(42)
Operating lease liabilities	(803)	—
Accrued expenses and other liabilities	153	4,660
Net cash used in operating activities	(33,283)	(12,646)
Investing activities:
Acquisition of property, plant and equipment	(18,609)	(11,460)
Proceeds from sale of investment securities	48,500	—
Purchase of investment securities	(16,106)	(55,100)
Net cash provided by (used in) investing activities	13,785	(66,560)
Financing activities:
Proceeds from equity issuance	20,945	79,055
Preferred stock dividends	(30)	—
Equity issuance costs	(95)	(1,653)
Shares repurchased related to share-based compensation	(650)	(19)
Net cash provided by financing activities	20,170	77,383
Net increase (decrease) in cash and cash equivalents	672	(1,823)
Cash and cash equivalents – beginning of period	3,169	35,703
Cash and cash equivalents – end of period	$3,841	$33,880

Non-cash investing activities:
Accounts payable for acquisition of property, plant and equipment	$964	$656
Accrued liabilities for acquisition of property, plant and equipment	15,316	6,056
Non-cash financing activities:
Accounts payable for equity issuance costs	$—	$150
Accrued liabilities for equity issuance costs	103	301
Paid-in-kind dividends on Series A and Series B Convertible Preferred Stock	7,791	—
Accretion of deemed dividends on Series A Convertible Preferred Stock	1,324	271

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2018. In our opinion, all adjustments, consisting only of normal recurring items, which are considered necessary for a fair presentation of the unaudited consolidated financial statements, have been included.  The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the operating results for the full year.

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

Note 2 — Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Rio Grande LNG site option	$73	$508
Short-term security deposits	49	18
Prepaid insurance	371	233
Prepaid marketing and sponsorships	65	242
Prepaid rent	79	10
Prepaid subscriptions	137	26
Equity issuance costs	198	—
Other	316	273
Total prepaid expenses and other current assets	$1,288	$1,310

Note 3 — Investment Securities

We invest in Class L shares of the JPMorgan Managed Income Fund.  The JPMorgan Managed Income Fund has an average maturity of approximately one year, duration of approximately six months, and approximately 7% of such fund’s holdings are AAA-rated with 0% non-investment grade rated.

Investment securities consisted of the following (in thousands):

	September 30,		December 31,
	2019		2018
	Fair value	Cost	Fair value	Cost
JPMorgan Managed Income Fund	$40,374	$40,238	$72,453	$72,567

Note 4 — Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Fixed Assets
Computers	$392	$164
Furniture, fixtures, and equipment	472	316
Leasehold improvements	546	420
Total fixed assets	1,410	900
Less: accumulated depreciation	(706)	(542)
Total fixed assets, net	704	358
Project Assets (not placed in service)
Rio Grande	107,160	80,407
Rio Bravo	12,054	11,305
Total project assets	119,214	91,712
Total property, plant and equipment, net	$119,918	$92,070

Depreciation expense was $80 thousand and $50 thousand for the three months ended September 30, 2019 and 2018, respectively, and $164 thousand and $127 thousand during the nine months ended September 30, 2019 and 2018, respectively.

Note 5 — Leases

We currently lease approximately 38,300 square feet of office space for general and administrative purposes in Houston, Texas under a lease agreement that expires on September 30, 2020.

In January 2017, NextDecade LLC executed surface lease agreements with the City of Texas City and the State of Texas for a 994-acre site for the Galveston Bay Terminal (collectively, the “Galveston Bay Leases”). The term of the Galveston Bay Leases is 36 months with an option to extend for an additional 12 months.  Such option was included in the measurement of Operating lease right-of-use assets and Operating lease liabilities.

On March 6, 2019, Rio Grande entered into a lease agreement with the Brownsville Navigation District of Cameron County, Texas (“BND”), pursuant to which Rio Grande has agreed to lease approximately 984 acres of land situated in Cameron County, Texas for the purposes of constructing, operating and maintaining the Terminal.

The initial term of the lease is for 30 years (the “Primary Term”), which will commence on the date specified in a written notice by Rio Grande to BND (the “Effective Date Notice”), if given, confirming that Rio Grande or a Rio Grande affiliate has made a positive final investment decision (“FID”) for the first phase of the Terminal.  The Effective Date may be no later than November 6, 2019 (the “Outside Effective Date”), provided, however, that in the event Rio Grande does not deliver the Effective Date Notice prior to the Outside Effective Date due to reasons unrelated to an act or omission of its own or its inability to secure one or more of the required permits for the Terminal, then the Outside Effective Date will be automatically extended on a month-to-month basis for a maximum of six months. Rio Grande has the option to renew and extend the term of the lease beyond the Primary Term for up to two consecutive renewal periods of ten years each provided that it has not caused an event of default under the lease.

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

Operating lease right-of-use assets as of September 30, 2019 are as follows (in thousands):

Office leases	$797
Land leases	539
Total operating lease right-of-use assets, net	$1,336

Operating lease liabilities as of September 30, 2019 are as follows (in thousands):

Office leases	$935
Land leases	577
Total current lease liabilities	1,512
Non-current office leases	10
Non-current land leases	—
Total lease liabilities	$1,522

Operating lease expense is as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Office leases	$232	$381
Land leases	328	815
Total operating lease expense	560	1,196
Short-term lease expense	38	78
Land option expense	156	476
Total land option and lease expense	$754	$1,750

Maturity of operating lease liabilities as of September 30, 2019 are as follows (in thousands, except lease term and discount rate):

2019 (remaining)	$188
2020	1,412
2021	3
2022	—
2023	—
Thereafter	—
Total undiscounted lease payments	1,603
Discount to present value	(81)
Present value of lease liabilities	$1,522

Weighted average remaining lease term - years	1.1
Weighted average discount rate - percent	12.0

Other information related to our operating leases for the nine months ended September 30, 2019 is as follows (in thousands):

Cash paid for amounts included in the measurement of operating lease liabilities:
Cash flows from operating activities	$969
Noncash right-of-use assets recorded for operating lease liabilities:
Adoption of Topic 842	1,562
In exchange for new operating lease liabilities during the period	446

Note 6 — Other Non-Current Assets

Other non-current assets consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Permitting costs (1)	$1,151	$-
Enterprise resource planning system	1,920	-
Total other non-current assets	$3,071	$-

(1)	Permitting costs primarily represent costs incurred in connection with our permit application to the United States Army Corps of Engineers and the cost of wetlands and habitat mitigation measures that may be caused by the construction of the Project.

Note 7 — Accrued Liabilities and Other Current Liabilities

Accrued liabilities and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Employee compensation expense	$3,148	$3,130
Project asset costs	15,396	2,014
Valve installation incentive(1)	-	2,000
Accrued legal services	534	313
Other accrued liabilities	833	896
Total accrued liabilities and other current liabilities	$19,911	$8,353

(1)

In April 2018, we entered into an agreement with an intrastate pipeline company with assets near the Terminal which incentivizes the pipeline company to procure, permit and install a valve on an intrastate pipeline near the Terminal.  We agreed that, upon the later of (i) March 31, 2019 and (ii) thirty days after the date on which the valve was installed, we would reimburse the pipeline company a cash amount equal to 50% of the costs incurred in connection with the valve, up to a maximum payment of $2.0 million. Such valve was installed in 2018 and we reimbursed the pipeline company $2.0 million in the first quarter of 2019.

Note 8 – Preferred Stock and Common Stock Warrants

Preferred Stock

In August 2018, we sold an aggregate of 50,000 shares of Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock), at $1,000 per share for an aggregate purchase price of $50 million and we issued an additional 1,000 shares of Series A Preferred Stock in aggregate as origination fees to the purchasers of the Series A Preferred Stock.  In September 2018 and May 2019, we sold an aggregate of 29,055 shares and 20,945 shares, respectively, of Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock” and, together with the Series A Preferred Stock, the “Convertible Preferred Stock”), at $1,000 per share for a combined purchase price of $50 million and we issued an additional 999 shares of Series B Preferred Stock in aggregate as origination fees to the purchasers of the Series B Preferred Stock. Warrants were issued together with the shares of Convertible Preferred Stock (the “Common Stock Warrants”).

The shares of Convertible Preferred Stock bear dividends at a rate of 12% per annum, which are cumulative and accrue daily from the date of issuance on the $1,000 stated value.  Such dividends are payable quarterly and may be paid in cash or in-kind.  During the nine months ended September 30, 2019, the Company paid-in-kind $4.8 million and $3.0 million of dividends to the holders of the Series A Preferred Stock and the Series B Preferred Stock, respectively.  On October 15, 2019, the Company paid-in-kind $1.7 million and $1.6 million of dividends to the holders of the Series A Preferred Stock and the Series B Preferred Stock, respectively, as of the close of business on September 15, 2019.

Common Stock Warrants

Pursuant to ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the fair value of the Common Stock Warrants was recorded as a non-current liability on our Consolidated Balance Sheet on the issuance dates.  The Company revalues the Common Stock Warrants at each balance sheet date and recognized a gain of $0.9 million and a loss of  approximately $1.0 million during each of the three and nine months ended September 30, 2019, respectively. The Common Stock Warrants are included in Level 3 of the fair value hierarchy.

The Common Stock Warrants have a fixed three-year term commencing on the closings of each issuance of the associated Convertible Preferred Stock.  The Common Stock Warrants may only be exercised by the holders thereof at the expiration of such three-year term; however, the Company can force exercise of the Common Stock Warrants prior to expiration of such term if the volume weighted average trading price of shares of Company common stock for each trading day during any 60 of the prior 90 trading days is equal to or greater than 175% of the Conversion Price (as defined in the certificate of designations of the applicable Convertible Preferred Stock) and, in the case of the warrants issued together with the Series B Preferred Stock (the “Series B Warrants”), also if the Company simultaneously elects to force a mandatory exercise of all other warrants then outstanding and unexercised and held by any holder of parity stock.

The Company used a Monte Carlo simulation model to estimate the fair value of the Common Stock Warrants using the following assumptions:

	September 30,	December 31,
	2019	2018
Stock price	$5.76	$5.40
Exercise price	$0.01	$0.01
Risk-free rate	1.6%	2.5%
Volatility	27.0%	33.1%
Term (years)	2.1	2.7

Beneficial Conversion Feature

ASC 470-20-20 – Debt – Debt with conversion and Other Options (“ASC 470-20”) defines a beneficial conversion feature (“BCF”) as a nondetachable conversion feature that is in the money at the issuance date.  The Company was required by ASC 470-20 to allocate a portion of the proceeds from the Series A Preferred Stock equal to the intrinsic value of the BCF to additional paid-in capital. We are recording the accretion of the $2.5 million Series A Preferred Stock discount attributable to the BCF as a deemed dividend using the effective yield method over the period prior to the expected conversion date. Deemed dividends on the Series A Preferred Stock was $0.3 million for each of the three months ended September 30, 2019 and 2018, and $1.3 million and $0.3 million for each of the nine months ended September 30, 2019 and 2018, respectively.

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

Note 9 — Net Loss Per Share

The following table (in thousands, except for loss per share) reconciles basic and diluted weighted average common shares outstanding for each of the three and nine months ended September 30, 2019 and 2018:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Weighted average common shares outstanding:
Basic	107,181	106,639	107,062	106,476
Dilutive unvested stock, Convertible Preferred Stock, Common Stock Warrants and IPO Warrants	—	—	—	—
Diluted	107,181	106,639	107,062	106,476

Basic and diluted net loss per share attributable to common stockholders	$(0.06)	$(0.10)	$(0.29)	$(0.29)

Potentially dilutive securities not included in the diluted net loss per share computations because their effect would have been anti-dilutive were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Unvested stock (1)	989	513	768	483
Convertible Preferred Stock	14,678	3,322	12,829	1,119
Common Stock Warrants	1,801	425	1,576	143
IPO Warrants(2)	12,082	12,082	12,082	12,082
Total potentially dilutive common shares	29,550	16,342	27,255	13,827

(1)

Does not include 3.2 million shares for each of the three and nine months ended September 30, 2019 and 16.3 million shares for the three and nine months ended September 30, 2018, of unvested stock because the performance conditions had not yet been satisfied as of September 30, 2019 and 2018, respectively.

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

Total share-based compensation consisted of the following (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Share-based compensation:
Equity awards	$(4,648)	$2,451	$(11,738)	$13,169
Liability awards	—	(1,153)	(20)	977
Total share-based compensation	(4,648)	1,298	(11,758)	14,146
Capitalized share-based compensation	(71)	183	(780)	(1,415)
Total share-based compensation expense	$(4,719)	$1,481	$(12,538)	$12,731

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

Certain employee contracts provided for cash bonuses upon a positive FID in the Project (the “FID Bonus”).  In January 2018, the compensation committee, formerly the nominating, corporate governance and compensation committee, of the board of directors approved, and certain employees party to such contracts accepted, an amendment to such contracts whereby the FID Bonuses would be settled in shares of Company common stock equal to 110% of the FID Bonus.  The associated liability for FID Bonuses to be settled in shares of Company common stock of $0.2 million and $0.4 million is included in Share-based compensation liability in our Consolidated Balance Sheets at September 30, 2019 and December 31, 2018, respectively.

Note 11 — Income Taxes

Due to our cumulative loss position, we have established a full valuation allowance against our deferred tax assets at September 30, 2019 and December 31, 2018. Due to our full valuation allowance, we have not recorded a provision for federal or state income taxes during each of the three and nine months ended September 30, 2019 and 2018.

Note 12 — Commitments and Contingencies

Legal Proceedings

From time to time the Company may be subject to various claims and legal actions that arise in the ordinary course of business. As of September 30, 2019, management is not aware of any claims or legal actions that, separately or in the aggregate, are likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows, although the Company cannot guarantee that a material adverse effect will not occur.

Engineering, Procurement and Construction Contract

 During the second quarter of 2019, we issued a limited notice to proceed (“LNTP”) to Bechtel Oil, Gas and Chemicals, Inc. (“Bechtel”) under that certain Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Trains 1 and 2 of the Rio Grande Natural Gas Liquefaction Facility by and between Rio Grande and Bechtel, dated as of May 24, 2019 (the "EPC Contract").  In connection with the issuance of the LNTP, we were committed to spend approximately $30.3 million in 2019, of which $5.0 million was paid as of September 30, 2019 and an additional $15.0 million was settled with the issuance of approximately 2.1 million shares of Company common stock subsequent to September 30, 2019.

Permitting Costs

During the third quarter of  2019, we entered into agreements with third parties for wetland and habitat mitigation measures. In connection with the wetland and habitat mitigation measures, we are committed to spend approximately $3.4 million in 2019 and $5.5 million in 2020.

Note 13 — Recent Accounting Pronouncements

The following table provides a brief description of recent accounting standards that were adopted by the Company as of September 30, 2019:

Standard	Description	Date of Adoption	Effect on our Consolidated Financial Statements or Other Significant Matters
ASU 2016-02, Leases (Topic 842)

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

ASU 2018-15, Intangibles, Goodwill and Other Internal Use Software (Subtopic 350-40)	The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. Accordingly, the amendments in this update require an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. These amendments may be early adopted and are required to be applied retrospectively or prospectively to all implementation costs incurred after the date of adoption.	July 1, 2019	Upon adoption of this standard, we capitalized approximately $1.9 million of implementation costs incurred for our Enterprise Resource Planning system. The capitalized costs will be amortized over the hosting period.

Note 14 — Subsequent Events

On October 1, 2019, we issued 2,119,728 shares of Company common stock to BDC Oil and Gas Holdings, LLC (“BDC Oil and Gas”),  an affiliate of Bechtel. The shares of Company common stock were issued in lieu of a cash payment of $15.0 million in amounts invoiced by Bechtel pursuant to the EPC Contract.

On October 24, 2019, the Company entered into a Common Stock Purchase Agreement (the "Stock Purchase Agreement") with Ninteenth Investment Company LLC, an affiliate of Mubadala Investment Company PJSC (the "Purchaser"), pursuant to which the Company agreed to sell, and the Purchaser agreed to purchase, an aggregate of $50.0 million of shares of Company common stock.  The offering of such shares of Company common stock and other transactions contemplated by the Stock Purchase Agreement closed on October 28, 2019.  At closing, the Company received proceeds of $50.0 million and issued 7,974,482 shares of Company common stock to the Purchaser.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. The words “anticipate,” “contemplate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “might,” “will,” “would,” “could,” “should,” “can have,” “likely,” “continue,” “design” and other words and terms of similar expressions, are intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives and financial needs.

Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ from those expressed in our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties, including those described in the section titled “Risk Factors” in our most recent Annual Report on Form 10-K. You should consider our forward-looking statements in light of a number of factors that may cause actual results to vary from our forward-looking statements including, but not limited to:

●	progress in the development of our liquefied natural gas (“LNG”) liquefaction and export projects and the timing of that progress;

●

government approval of construction and operation of the terminal at the Port of Brownsville in southern Texas (the “Terminal”) and an associated 137-mile pipeline to supply gas to the Terminal (the “Pipeline” and together with the Terminal, the “Project”) and the timing of that approval;

●	the successful completion of the Project by third-party contractors;

●	our ability to secure additional debt and equity financing in the future to complete the Project;

●	the accuracy of estimated costs for the Project;

●	statements that the Project, when completed, will have certain characteristics, including amounts of liquefaction capacities;

●	the development risks, operational hazards, regulatory approvals applicable to Rio Grande’s and Rio Bravo’s construction and operations activities;

●	our anticipated competitive advantage and technological innovation which may render our anticipated competitive advantage obsolete;

●	the global demand for and price of natural gas (versus the price of imported LNG);

●	the availability of LNG vessels worldwide;

●	negotiations for the Terminal site lease and right-of-way options for the Pipeline route;

●	changes in legislation and regulations relating to the LNG industry, including environmental laws and regulations that impose significant compliance costs and liabilities;

●	risks related to doing business in and having counterparties in foreign countries;

●	our ability to maintain the listing of our securities on a securities exchange or quotation medium;

●	changes adversely affecting the business in which we are engaged;

●	management of growth;

●	general economic conditions;

●	our ability to generate cash;

●	compliance with environmental laws and regulations; and

●	the result of future financing efforts and applications for customary tax incentives.

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

Recent Developments

Common Stock Purchase Agreement

On October 24, 2019, the Company entered into a Common Stock Purchase Agreement (the “Stock Purchase Agreement”) with Ninteenth Investment Company LLC, an affiliate of Mubadala Investment Company PJSC (the “Purchaser”), pursuant to which the Company agreed to sell, and the Purchaser agreed to purchase, an aggregate of $50.0 million of shares of the Company common stock. The offering of such shares of Company common stock (the “Offering”) and the other transactions contemplated by the Stock Purchase Agreement closed on October 28, 2019.  At closing, the Company received proceeds of $50.0 million and issued 7,974,482 shares of Company common stock to the Purchaser.

For additional details on the Offering and the transactions in connection therewith, please refer to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2019.

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

On May 24, 2019, we entered into two LSTK EPC agreements with Bechtel for the construction of (i) two LNG trains with expected aggregate production capacity up to approximately 11.74 million tonnes per annum (“mtpa”), two 180,000m3 full containment LNG tanks, one marine loading berth, related utilities and facilities, and all related appurtenances thereto, together with certain additional work options (the “Trains 1 and 2 EPC Agreement”) and (ii) an LNG train with expected production capacity of up to approximately 5.87 mtpa, related utilities and facilities, and all related appurtenances  thereto (the “Train 3 EPC Agreement” and together with the Trains 1 and 2 EPC Agreement, the “EPC Agreements”).  We agreed to pay to Bechtel a contract price of $7.042 billion for the work under the Trains 1 and 2 EPC Agreement and a contract price of $2.323 billion for the work under the Train 3 EPC Agreement.  Bechtel will perform limited notice to proceed (“LNTP”) activities until January 1, 2020 and agreed to accept approximately 2.1 million shares of Company common stock as payment for LNTP activities.

Series B Convertible Preferred Stock Purchase Agreements

On May 24, 2019, pursuant to the Series B Convertible Preferred Stock Purchase Agreements, dated as of May 17, 2019 (the “Series B Stock Purchase Agreements”), with (i) York Tactical Energy Fund, L.P. and York Tactical Energy Fund PIV-AN, L.P., (ii) First Series of HDML Fund I, LLC, Bardin Hill Event Driven Master Fund, LP, and HCN LP, (iii) Valinor Capital Partners, L.P. and Valinor Capital Partners Offshore Master Fund, L.P and (iv) HGC NEXT INV LLC we sold an aggregate of $20.945 million of shares of the Company’s Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), together with associated warrants.  Such warrants represent the right to acquire approximately 30 basis points (0.30%) in the aggregate of the fully diluted shares of all outstanding shares of Company common stock on the exercise date with a strike price of $0.01 per share.

Receipt of Final Environmental Impact Statement

On April 26, 2019, we received our final environmental impact statement (“FEIS”) from the FERC for the Terminal and the Pipeline.  The FEIS was prepared in compliance with the requirements of the National Environmental Policy Act (“NEPA”), the Council on Environmental Quality regulations for implementing NEPA, and FERC regulations.

U.S. Fish and Wildlife Service Final Biological Opinion

On October 1, 2019, the U.S. Fish and Wildlife Service issued the final biological opinion to the FERC, concluding that the construction of the Project will not likely jeopardize the continued existence of the ocelot or the Gulf coast jaguarundi.

Liquidity and Capital Resources

Capital Resources

We have funded and continue to fund the development of the Project and general working capital needs through our cash on hand and proceeds from the issuance of equity.  Our capital resources consisted of approximately $3.8 million of cash and cash equivalents and $40.4 million of investment securities as of September 30, 2019.

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash for the periods presented (in thousands):

	Nine Months Ended
	September 30,
	2019	2018
Operating cash flows	$(33,283)	$(12,646)
Investing cash flows	13,785	(66,560)
Financing cash flows	20,170	77,383

Net increase (decrease) in cash and cash equivalents	672	(1,823)
Cash and cash equivalents – beginning of period	3,169	35,703
Cash and cash equivalents – end of period	$3,841	$33,880

Operating Cash Flows

Operating cash outflows during the nine months ended September 30, 2019 and 2018 were $33.3 million and $12.7 million, respectively.  The increase in operating cash outflows during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily related to invitation to bid contract costs, additional employees, increased professional fees and travel costs, and increased marketing and conference sponsorship costs.

Investing Cash Flows

Investing cash inflows (outflows) during the nine months ended September 30, 2019 and 2018 were $13.8 million and $(66.6) million, respectively. The investing cash inflows during the nine months ended September 30, 2019 were primarily the result of the sale of $48.5 million of investment securities partially offset by cash used in the development of the Project of $18.6 million and the purchase of investment securities of $16.1 million. The investing cash outflows for nine months ended September 30, 2018 were primarily the result of cash used in the development of the Project of $11.5 million and the purchase of investment securities of $55.1 million.

Financing Cash Flows

Financing cash inflows during the nine months ended September 30, 2019 and 2018 were $20.2 million and $77.4 million, respectively. For the nine months ended September 30, 2019 financing cash inflows were primarily the result of the sale of Series B Preferred Stock for $20.9 million partially offset by $0.7 million of common stock repurchased related to share-based compensation. For the nine months ended September 30, 2018 financing cash inflows were primarily the result of $79.1 million of proceeds from the issuance of preferred equity offset by $1.7 million of equity issuance costs.

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

Contractual Obligations

There have been no material changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, except for our obligation of $25.3 million at September 30, 2019 for limited notice to proceed activities as compared to zero at December 31, 2018 and our obligation of $7.7 million at September 30, 2019 for wetland and habitat mitigation measures as compared to zero at December 31, 2018.

Results of Operations

The following table summarizes costs, expenses and other income for the periods indicated (in thousands):

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2019	2018	Change	2019	2018	Change
Revenues	$—	$—	$—	$—	$—	$—
General and administrative expense	3,579	6,214	(2,635)	10,405	25,533	(15,128)
Invitation to bid contract costs	-	4,418	(4,418)	10,163	4,418	5,745
Land option and lease expense	754	297	457	1,750	797	953
Depreciation expense	80	50	30	164	127	37
Operating loss	(4,413)	(10,979)	6,566	(22,482)	(30,875)	8,393
Gain (loss) on common stock warrant liabilities	873	83	790	(965)	83	(1,048)
Interest income, net	319	222	97	1,193	475	718
Other	(7)	(6)	(1)	264	(45)	309
Net loss attributable to NextDecade Corporation	(3,228)	(10,680)	7,452	(21,990)	(30,362)	8,372
Preferred stock dividends	(2,849)	-	(2,849)	(7,821)	-	(7,821)
Deemed dividends on Series A Convertible Preferred Stock	(286)	(271)	(15)	(1,324)	(271)	(1,053)
Net loss attributable to common stockholders	$(6,363)	$(10,951)	$4,588	$(31,135)	$(30,633)	$(502)

Our consolidated net loss was $3.2 million, or $0.06 per common share (basic and diluted), for the three months ended September 30, 2019 compared to a net loss of $10.7 million, or $0.10 per common share (basic and diluted), for the three months ended September 30, 2018.  The $7.5 million decrease in net loss was primarily a result of decreased invitation to bid contract costs and a decrease in general and administrative expense discussed separately below.

Our consolidated net loss was $22.0 million, or $0.29 per common share (basic and diluted), for the nine months ended September 30, 2019 compared to a net loss of $30.4 million, or $0.29 per common share (basic and diluted), for the nine months ended September 30, 2018.  The $8.4 million decrease in net loss was primarily a result of a decrease in general and administrative expense discussed separately below, partially offset by an increase in invitation to bid contract costs and loss on common stock warrant liabilities.

General and administrative expense during the three months ended September 30, 2019 decreased $2.6 million compared to the same period in 2018 primarily due to a decrease in share-based compensation expense of $6.2 million partially offset by an increase in expenses related to additional employees, increased professional fees and travel costs, and increased marketing and conference sponsorship costs.  The decrease in share-based compensation expense is primarily a result of forfeitures of restricted stock during the three months ended September 30, 2019.

General and administrative expense during the nine months ended September 30, 2019 decreased $15.1 million compared to the same period in 2018 primarily due to a decrease in share-based compensation expense of $25.3 million partially offset by an increase in expenses related to additional employees, increased professional fees and travel costs, and increased marketing and conference sponsorship costs.  The decrease in share-based compensation expense is primarily a result of forfeitures of restricted stock during the nine months ended September 30, 2019.

For the three and nine months ended September 30, 2019, we incurred approximately zero and $10.2 million, respectively of  invitation to bid contract costs as a result of our receipt of bid packages from Bechtel and Fluor and the execution of the EPC Agreements with Bechtel discussed under Significant Events above, compared to  $4.4 million of invitation to bid contract costs incurred during each of the same periods in 2018.

The gain on common stock warrant liabilities of $0.9 million for the three months ended September 30, 2019 is primarily due to an decrease in the share price of Company common stock from December 31, 2018 to the re-measurement date at September 30, 2019 as compared to a $0.1 million gain during each of the three and nine months ended September 30, 2018 due to a decrease in the share price of the Company common stock from the initial valuation dates to September 30, 2018.

Loss on common stock warrant liabilities of $1.0 million for the nine months ended September 30, 2019 is primarily due to an increase in the share price of Company common stock from December 31, 2018 to the re-measurement date at September 30, 2019.

Interest income, net during the three and nine months ended September 30, 2019 increased $0.1 million and $0.7 million, respectively, compared to the same periods in 2018 due to increased yield and higher average balances maintained in our cash, cash equivalent and investment securities accounts.

Preferred stock dividends for the three and nine months ended September 30, 2019 of $2.8 million and $7.8 million, respectively, consisted of dividends paid-in kind to holders of Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), and Series B Preferred Stock.  There were no dividends declared to the holders of Series A Preferred Stock or Series B Preferred Stock during the three or nine months ended September 30, 2018.

Deemed dividends on the Series A Preferred Stock for the three and nine months ended September 30, 2019 represents the accretion of the beneficial conversion feature associated with the Series A Preferred Stock issued in the third quarter of 2018.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2019.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of “our disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal quarter ended September 30, 2019. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2019, our disclosure controls and procedures were effective.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer

The following table summarizes stock repurchases for the three months ended September 30, 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as a Part of Publicly Announced Plans	Maximum Number of Units That May Yet Be Purchased Under the Plans
July 2019	974	$ 5.90	—	—
August 2019	—	—	—	—
September 2019	33,688	6.32	—	—

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

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1(1)	Second Amended and Restated Certificate of Incorporation of NextDecade Corporation, dated July 24, 2017.
3.2(2)	Amended and Restated Bylaws of NextDecade Corporation, dated July 24, 2017.
3.3(3)	Certificate of Designations of Series A Convertible Preferred Stock, dated August 9, 2018.
3.4(4)	Certificate of Designations of Series B Convertible Preferred Stock, dated September 28, 2018.
3.5(5)	Certificate of Amendment to Certificate of Designations of Series A Convertible Preferred Stock, dated July 12, 2019.
3.6(6)	Certificate of Amendment to Certificate of Designations of Series B Convertible Preferred Stock, dated July 12, 2019.
3.7(7)	Certificate of Increase to Certificate of Designations of Series A Convertible Preferred Stock of NextDecade Corporation, dated July 15, 2019.
3.8(8)	Certificate of Increase to Certificate of Designations of Series B Convertible Preferred Stock of NextDecade Corporation, dated July 15, 2019.
4.1(9)	Specimen Common Share Certificate.
4.2(10)	Specimen Unit Certificate.
4.3(11)	Specimen Warrant Certificate.
4.4(12)	Form of Warrant Agreement between Harmony Merger Corp. and Continental Stock Transfer & Trust Company.
4.5(13)	Form of Warrant Agreement for the Series A Warrants.
4.6(14)	Form of Warrant Agreement for the Series B Warrants.
10.1*	Non-Affiliate Director Compensation Policy
10.2*	Form of Non-Affiliate Director Restricted Stock Award Agreement
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

(1)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed July 28, 2017.
(2)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed July 28, 2017.
(3)	Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-3, filed December 20, 2018.
(4)	Incorporated by reference to Exhibit 3.4 of the Registrant’s Quarterly Report on Form 10-Q, filed November 9, 2018.
(5)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed July 15, 2019.
(6)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed July 15, 2019.
(7)	Incorporated by reference to Exhibit 3.7 of the Registrant's Quarterly Report on Form 10-Q, filed August 6, 2019.
(8)	Incorporated by reference to Exhibit 3.8 of the Registrant's Quarterly Report on Form 10-Q, filed August 6, 2019.
(9)	Incorporated by reference to Exhibit 4.2 of the Amendment No. 2 to the Registrant’s Registration Statement on Form S-1, filed October 10, 2014.
(10)	Incorporated by reference to Exhibit 4.1 of the Amendment No. 7 to the Registrant’s Registration Statement on Form S-1, filed March 13, 2015.
(11)	Incorporated by reference to Exhibit 4.3 of the Amendment No. 7 to the Registrant’s Registration Statement on Form S-1, filed March 13, 2015.
(12)	Incorporated by reference to Exhibit 4.4 of the Amendment No. 7 to the Registrant’s Registration Statement on Form S-1, filed March 13, 2015.
(13)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed August 7, 2018.
(14)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed August 24, 2018.

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTDECADE CORPORATION

Date: November 5, 2019	By:	/s/ Matthew K. Schatzman
Matthew K. Schatzman
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2019	By:	/s/ Benjamin A. Atkins
Benjamin A. Atkins
Chief Financial Officer
(Principal Financial Officer)