Form 10-K
period 2019-12-31
NextDecade Corp.
filed 2020-03-03
CIK 1612720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File No. 001-36842

NEXTDECADE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	46-5723951
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Louisiana Street, Suite 3900
Houston, Texas	77002
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (713) 574-1880

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class:	Trading Symbol:	Name of each exchange on which registered:
Common stock $0.0001 par value	NEXT	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

Redeemable Warrants, each to purchase one share of Company common stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was approximately $129.0 million as of June 28, 2019 (based on the closing price of the registrant's common stock on June 28, 2019 of $6.32 per share).

120,837,640 shares of the registrant’s Common Stock, $0.0001 par value, were outstanding as of February 28, 2020.

Documents incorporated by reference: The definitive proxy statement for the registrant's Annual Meeting of Stockholders (to be filed within 120 days of the close of the registrant's fiscal year) is incorporated by reference into Part III of this Form 10-K.

NEXTDECADE CORPORATION

Organizational Structure

The following diagram depicts our abbreviated organizational structure as of December 31, 2019 with references to the names of certain entities discussed in this Annual Report.

Unless the context requires otherwise, references to “NextDecade,” the “Company,” “we,” “us” and “our” refer to NextDecade Corporation and its consolidated subsidiaries.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. The words “anticipate,” “contemplate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “might,” “will,” “would,” “could,” “should,” “can have,” “likely,” “continue,” “design” and other words and terms of similar expressions, are intended to identify forward-looking statements.

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

Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ from those expressed in our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements are subject to change and inherent risks and uncertainties, including those described in the section entitled “Risk Factors” in this Annual Report on Form 10-K. You should consider our forward-looking statements in light of a number of factors that may cause actual results to vary from our forward-looking statements including, but not limited to:

•	our progress in the development of our liquefied natural gas (“LNG”) liquefaction and export projects and the timing of that progress;

•	our final investment decision ("FID") in the construction and operation of a LNG terminal at the Port of Brownsville in southern Texas (the “Terminal”) and the timing of that decision;

•	the successful completion of the Terminal by third-party contractors and an approximately 137-mile pipeline to supply gas to the Terminal being developed by a third-party;

•	our ability to secure additional debt and equity financing in the future to complete the Terminal;

•	the accuracy of estimated costs for the Terminal;

•	statements that the Terminal, when completed, will have certain characteristics, including amounts of liquefaction capacities;

•	the development risks, operational hazards, regulatory approvals applicable to the Terminal’s and the third-party pipeline's construction and operations activities;

•	our anticipated competitive advantage and technological innovation which may render our anticipated competitive advantage obsolete;

•	the global demand for and price of natural gas (versus the price of imported LNG);

•	the availability of LNG vessels worldwide;

•	changes in legislation and regulations relating to the LNG industry, including environmental laws and regulations that impose significant compliance costs and liabilities;

•	risks related to doing business in and having counterparties in foreign countries;

•	our ability to maintain the listing of our securities on a securities exchange or quotation medium;

•	changes adversely affecting the business in which we are engage;

•	management of growth;

•	general economic conditions;

•	our ability to generate cash;

•	compliance with environmental laws and regulations; and

•	the result of future financing efforts and applications for customary tax incentives.

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

Company Overview

Our management is comprised of a team of industry leaders with extensive experience in LNG marketing and project development. We have focused and continue to focus our development activities on the Terminal and have undertaken and continue to undertake various initiatives to evaluate, design and engineer the Terminal that we expect will result in demand for LNG supply at the Terminal, which would enable us to seek construction financing to develop the Terminal. We believe the Terminal possesses competitive advantages in several important areas, including engineering, design, commercial, regulatory and gas supply. We submitted a pre-filing request for the Terminal and the Pipeline (as described below) to the Federal Energy Regulatory Commission (the “FERC”) in March 2015 and filed a formal application with the FERC in May 2016. We also believe we have robust commercial offtake and gas supply strategies and we estimate that the Terminal will commence commercial operations as early as 2023.

On March 2, 2020, we completed the sale of Rio Bravo to Spectra Energy Transmission II, LLC, a wholly owned subsidiary of Enbridge, Inc. Rio Bravo is developing a proposed 137-mile interstate natural gas pipeline (the “Pipeline”) to supply natural gas to the Terminal.  In connection with the sale of Rio Bravo, our indirect, wholly owned subsidiary, Rio Grande LNG Gas Supply LLC (“Rio Grande Gas Supply”), entered into precedent agreements (the “Transportation Precedent Agreements”) with Rio Bravo and Valley Crossing Pipeline, LLC (“VCP”), pursuant to which Rio Grande Gas Supply will retain its rights to the natural gas firm transportation capacity on the Pipeline for a term of at least twenty years and Rio Bravo and VCP, will provide firm pipeline transportation service to Rio Grande Gas Supply in order to supply natural gas to the Terminal. As of March 2, 2020, VCP and Rio Bravo are wholly owned subsidiaries of Enbridge, Inc.

We believe that the Terminal, to be located on a 984-acre site in Brownsville, Texas, along with the Pipeline to connect the Terminal to the Agua Dulce supply area, is well-positioned among the second wave of United States (“U.S.”) LNG projects. It is located to take advantage of natural gas resources in Texas, including the Permian Basin and Eagle Ford Shale. We plan to construct, develop, own and operate the Terminal.

On November 22, 2019, the Terminal and the Pipeline received an order from the FERC (“the Order”) authorizing the siting, construction, and operation of six liquefaction trains, four LNG storage tanks (each with a capacity of 180,000 cubic meters), two marine jetties for ocean-going LNG vessels, one turning basin, and six truck loading bays for LNG and natural gas liquids and all associated facilities for the production of up to 27 million tonnes per annum ("mtpa").  Simultaneously, FERC issued a certificate of public convenience and necessity authorizing the construction of the Pipeline, which will be developed by a third-party following our sale of Rio Bravo and is expected to be comprised of twin, 137-mile-long, 42-inch-outside diameter, natural gas pipelines, three 180,000-horsepower compressor stations, two 30,000- horsepower interconnect booster stations, six mainline valve sites, four metering sites, and various ancillary facilities. The twin pipelines are expected to be rated to a maximum allowable operating pressure of 1,480 pounds per square inch and total deliverability of at least 4.5 billion cubic feet per day (“Bcf/d”). On January 23, 2020, the FERC issued its final order on rehearing rejecting all challenges to the Order.  While the Order authorizes six liquefaction trains, we may make a positive FID on as few as two liquefaction trains.

We have also leased a 994-acre site on the Houston Ship Channel in Texas City, Texas for our second U.S. LNG project, which is expected to be permitted for up to three trains (each with a nominal capacity of 5.5 mtpa), a minimum of two LNG storage tanks (each with a capacity of 200,000 cubic meters), two marine jetties for ocean-going LNG vessels and one turning basin (the “Galveston Bay Terminal”). We intend to use similar design and engineering for the Galveston Bay Terminal as for the Terminal.

Engineering, Procurement, and Construction

During the third quarter of 2018, we initiated a competitive engineering, procurement and construction (“EPC”) bid process. We received expressions of interest (the “EOIs”) from multiple EPC contractors to participate in the EPC process. We reviewed the EOIs against a series of selection criteria and issued formal invitations to bid to Bechtel Oil, Gas and Chemicals, Inc. ("Bechtel"), Fluor Enterprises, Inc. ("Fluor") and McDermott International, Inc. In December 2018, each of the EPC bidders provided us with an endorsement of the Terminal’s front-end engineering and design (“FEED”), which indicates the bidders’ confirmation that the Terminal is technically feasible and can be further designed, engineered, permitted, constructed, commissioned and safely placed into operations. On April 22, 2019, we received EPC bid packages from each of Bechtel and Fluor, two of the global LNG market’s leading EPC contractors.  The technical and commercial bid packages, which were received on-schedule, were for fully wrapped lump-sum separated turnkey (“LSTK”) EPC contracts for the Terminal.

On May 24, 2019, Rio Grande entered into two LSTK EPC agreements with Bechtel for the construction of (i) two LNG trains with expected aggregate production capacity up to approximately 11.74 mtpa, two 180,000m3 full containment LNG tanks, one marine loading berth, related utilities and facilities, and all related appurtenances thereto, together with certain additional work options (the “Trains 1 and 2 EPC Agreement”) and (ii) an LNG train with expected production capacity of up to approximately 5.87 mtpa, related utilities and facilities, and all related appurtenances  thereto (the “Train 3 EPC Agreement” and together with the Trains 1 and 2 EPC Agreement, the “EPC Agreements”).  During 2019, we issued two limited notice to proceed (“LNTP”) to Bechtel under the Trains 1 and 2 EPC Agreement.

Commercial

We are continuing commercial discussions with a variety of parties ranging from large utilities and state-sponsored enterprises to portfolio and multinational commodity interests. Leveraging the global relationships and extensive experience of our management team, we expect to sign long-term binding offtake commitments for substantially all of the Terminal’s capacity prior to a FID.

We believe the Terminal’s location will provide customers with access to low-cost natural gas from the Permian Basin and Eagle Ford Shale. We are focused on selling LNG to customers through a “free on board” model whereby a marketing affiliate would acquire feed gas, the Terminal would produce the LNG and the title transfer would occur at the interface between the Terminal and the customer’s ship.

We offer multiple LNG pricing options, meeting the evolving needs of our customers and maximizing our total addressable market. Global LNG customers are expressing interest in contracting their LNG offtake to indexes other than Henry Hub. We are working with U.S. producers to provide alternative indexation, including netback pricing, to satisfy global LNG customers’ needs.  LNG pricing options may include indexation to Brent Crude Oil, Agua Dulce hub, Waha hub, Japan Korea Marker ("JKM") and Title Transfer Facility ("TTF"), among others.

In March 2019, we entered into a 20-year sale and purchase agreement (the "SPA") with Shell NA LNG LLC (“Shell”) for the supply of two million tonnes per annum of liquefied natural gas from the Terminal.  Pursuant to the SPA, Shell will purchase LNG on a free-on-board basis starting from the commercial operation date of the Terminal, currently expected in 2023, with approximately three-quarters of the purchased LNG volume indexed to Brent and the remaining volume indexed to domestic United States gas indices, including Henry Hub. The Shell SPA becomes effective upon the satisfaction of certain conditions precedent, which include a positive FID in the Terminal.

Governmental Permits, Approvals and Authorizations

We will be required to obtain governmental approvals and authorizations to implement our proposed business strategy, which includes the design, construction and operation of the Terminal and the export of LNG from the U.S. to foreign countries. The design, construction and operation of LNG export terminals is a regulated activity and is subject to Section 3 of the Natural Gas Act (the "NGA"). Federal law has bifurcated regulatory jurisdiction of LNG export activities. The FERC has jurisdiction over the siting, construction and permitting of LNG export facilities. The U.S. Department of Energy (the “DOE”) has jurisdiction over the import and export of the natural gas commodity, including natural gas in the form of LNG. The FERC also has jurisdiction over the siting, construction and operation of interstate natural gas pipelines under Section 7 of the NGA and regulates interstate pipelines’ terms and conditions of service under Sections 4 and 5 of the NGA. In 2002, the FERC established a policy of not regulating the terms and conditions of service for LNG import or export facilities or requiring that LNG import or export facilities operate as “open access” facilities for all customers. The Energy Policy Act of 2005, which amended the NGA, codified this policy until January 1, 2015, and the FERC has not indicated that it intends to depart from its policy of not regulating the terms or conditions of service or requiring that LNG terminals operate on an open access basis.

Although the FERC acts as the lead agency with jurisdiction over LNG import and export facilities, other federal and state agencies act as cooperating agencies, coordinating with the FERC to evaluate applications for LNG export facilities. These agencies include the U.S. Department of Transportation’s Pipeline and Hazardous Materials Safety Administration (the “PHMSA”), the U.S. Coast Guard (the “Coast Guard”), the U.S. Army Corps of Engineers, the U.S. Environmental Protection Agency, the International Boundary and Water Commission and other federal agencies with jurisdiction over potential environmental impacts of LNG terminal construction and operation. Certain federal laws, such as the Clean Water Act, the Clean Air Act and the Coastal Zone Management Act, delegate authority over certain actions to state agencies, like the Texas Commission on Environmental Quality and the Railroad Commission of Texas. In reviewing an application for an LNG import or export terminal or an interstate natural gas pipeline, the FERC also works with these state agencies that have jurisdiction over certain aspects of LNG terminal or interstate natural gas pipeline construction or operation.

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

We filed our formal application for the Terminal with the FERC on May 5, 2016, received a Final Environmental Impact Statement from the FERC on April 26, 2019 and received the Order on November 22, 2019 authorizing the siting, construction and operation of the Terminal. Other major regulatory permits obtained in 2019 include the Biological Opinion and Incidental Take Statement from the U.S. Fish and Wildlife Service.  Following receipt of the Order on November 22, 2019, two requests for re-hearing were filed challenging the Order. One of those requests for rehearing also requested that the FERC stay the Order. On January 23, 2020, the FERC issued its Order on Rehearing and Stay in which the FERC rejected all challenges presented in the requests for rehearing and the request for stay.

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

On September 7, 2016, Rio Grande obtained an authorization for export of LNG to countries with which the U.S. has a Free Trade Agreement (“FTA”) on our own behalf and as an agent for others for a term of 30 years. On June 13, 2018, Galveston Bay obtained a similar authorization for export of LNG to FTA countries on our own behalf and as an agent for others for a term of 20 years. The DOE’s December 2018 order adjusting the reporting requirements applies to both of the authorizations for LNG to FTA countries. However, many of our target markets are not FTA countries. We have applied to the DOE for approval to export LNG to non-FTA countries for both projects.  As a result of the legal standard under the NGA and consistent with federal appeals court precedent, the DOE has adopted an approach whereby it issues a non-FTA authorization after the FERC issues its order authorizing the project facilities. On February 10, 2020, the DOE issued its “Opinion and Order Granting Long-Term Authorization to Export Liquefied Natural Gas to Non-Free Trade Agreement Nations to Rio Grande" in DOE/FE Order No. 4492.  There are no legal intervenors in the docket and therefore we expect that this order is final.

Gas Supply

The proposed Terminal site will be located in Brownsville, Texas, benefiting from close access to the Permian Basin and Eagle Ford Shale. We expect to realize material benefits from providing our customers with access to these low-cost associated gas resources.  Major oil companies and independent shale producers have created extraordinary efficiencies and improvements, including enhanced well recoveries through extended lateral lengths and hydraulic fracturing technology, rig productivity, and operating and lifecycle costs. However, U.S. demand has not risen proportionally with the growth in recoverable reserves.

Through the Pipeline, projected to have interconnects with a combined receipt capacity of more than 10 Bcf/d, we believe that we will have supply flexibility established by the Transportation Precedent Agreements. The combination of increased production and expanding takeaway capacity indicates that the Agua Dulce supply area, from which the Pipeline is proposed to be routed, is expected to become increasingly liquid and remain competitively priced to Henry Hub. We believe our proximity to two major gas reserves basins, increasing takeaway capacity in the area, a significant influx of production and infrastructure investment, as well as our existing contacts and discussions with some of the largest regional operators, represent key elements of a compelling feed gas strategy for partners and customers alike. We are continuing to advance substantive negotiations in these areas.

The Permian Basin offers one of the deepest inventories of economic natural gas resource in the world. According to RS Energy Group, there are approximately 700 trillion cubic feet ("Tcf") of remaining natural gas resource in the Permian Basin and Eagle Ford Shale. Permian Basin economics are largely driven by the production of oil, not gas; due to flaring restrictions, producers must market their natural gas in order to sustain oil production programs. We believe the Permian Basin will produce significant quantities of low-cost natural gas for decades.

Driven by the Permian Basin, natural gas production in Texas continues to grow at a rapid pace. According to data from the Energy Information Administration ("EIA"), natural gas production in the Permian Basin, alone, has grown by more than 40 percent annually in recent years. By the end 2019, the Permian Basin was producing more than 11 billion cubic feet per day ("Bcf/d") of natural gas. We estimate dry gas production in Texas could still reach nearly 40 Bcf/d by 2030.

There is not enough domestic demand within Texas to support our projections for Texas natural gas production. We believe new LNG projects will need to absorb large volumes of natural gas. To support Permian Basin gas production, Texas may need more than 14 Bcf/d of LNG export capacity by 2030; in a higher oil price environment, even more LNG export capacity may be needed. To date, only 6 Bcf/d of LNG export capacity on the Texas Gulf Coast has achieved a final investment decision. We estimate that 8.2 Bcf/d of incremental LNG FIDs – equivalent to more than 60 mtpa – may be needed in the next 12 to 36 months to support Permian Basin gas production forecasts.

Competition

We are subject to a high degree of competition in all aspects of our business. See “Item 1.A — Risk Factors —Competition in the energy industry is intense, and some of our competitors have greater financial, technological and other resources.”

The Terminal will compete with liquefaction facilities worldwide to supply low-cost liquefaction to the market. In addition, we will compete with a variety of companies in the global LNG market, such as independent, technology-driven companies, state-owned and other independent oil and natural gas companies and utilities. Many of these competitors have longer operating histories, more development experience, greater name recognition, greater access to the LNG market, more employees and substantially greater financial, technical and marketing resources than we currently possess.

Employees

As of December 31, 2019, we had 74 full-time employees and 14 independent contractors. We hire independent contractors on an as-needed basis and have no collective bargaining agreements with our employees.

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

We are not expected to generate cash flow, or even obtain revenues, unless and until the Terminal is operational, which is expected to be at least three years away, and accordingly, distributions to investors may be limited, delayed, or non-existent.

Our cash flow and consequently our ability to distribute earnings is solely dependent upon the revenue Rio Grande receives from the Terminal and the transfer of funds by Rio Grande to NextDecade in the form of distributions or otherwise. Rio Grande’s ability to complete the Terminal, as discussed further below, will be dependent upon, among other things, our ability to obtain necessary regulatory approvals and raise the capital necessary to fund development of the Terminal.

Our ability to pay dividends is almost entirely dependent upon our ability to complete the Terminal and generate cash and net operating income from operations. We do not expect to generate any revenue until the completion of construction of the first phase of the Terminal. Upon such completion, financing and numerous other factors affecting the Terminal may reduce our cash flow. As a result, we may not make distributions of any amount or any distributions may be delayed.

Substantially all of our anticipated revenue will be dependent upon the Terminal. Due to our lack of asset diversification, adverse developments at or affecting the Terminal would have a significantly greater impact on our financial condition and results of operations than if we maintained a more diverse portfolio of assets.

We will be required to seek additional debt and equity financing in the future to complete the Terminal and may not be able to secure such financing on acceptable terms, or at all.

Since we will be unable to generate any revenue while we are in the development and construction stages for multiple years, we will need additional financing to provide the capital required to execute our business plan. We will need significant funding to develop and construct the Terminal as well as for working capital requirements and other operating and general corporate purposes.

There can be no assurance that we will be able to raise sufficient capital on acceptable terms, or at all. If sufficient capital is not available on satisfactory terms, we may be required to delay, scale back or eliminate the development of business opportunities, and our operations and financial condition may be adversely affected to a significant extent.

Debt financing, if obtained, may involve agreements that include liens on Terminal assets and covenants limiting or restricting our ability to take specific actions, such as paying dividends or making distributions, incurring additional debt, acquiring or disposing of assets and increasing expenses. Debt financing would also be required to be repaid regardless of our operating results.

In addition, the ability to obtain financing for the Terminal is expected to be contingent upon, among other things, our ability to enter into sufficient long-term commercial agreements prior to the commencement of construction. For additional information regarding our ability to enter into sufficient long-term commercial agreements, see “— Our ability to generate cash is substantially dependent upon us entering into satisfactory contracts with third parties and the performance of those third parties under those contracts.”

Postponement in making a positive FID in the construction and operation of the Terminal may require us to amend some of our agreements.

The terms of certain agreements to which we are a party require that a positive FID in the Terminal occur no later than specified dates or may otherwise terminate at the end of their respective terms.  If we postpone making a positive FID in the construction and operation of the Terminal beyond any such date or term, we may need to amend the corresponding agreement in order to extend such date or term.  Our business could be materially adversely affected if certain of such agreements are not amended.

The Terminal’s operations will be substantially dependent on the development and operation of the Pipeline by Enbridge, Inc. and its affiliates.

The Terminal will be dependent on a pipeline owned by an affiliate of Enbridge, Inc. (the “Transporter”) for the delivery of all of its natural gas. The Pipeline is currently in development and its construction will require the Transporter to secure options for rights-of-way along the approximately 137-mile proposed Pipeline route. It is possible that, in negotiating to secure these rights-of-way, the Transporter encounters recalcitrant landowners or competitive projects, which could result in additional time needed to secure the Pipeline route and, consequently, delays in, or abandonment of, its construction. Construction of the Pipeline could be delayed or abandoned for any of many other reasons, such as it becoming economically disadvantageous to the Transporter, a failure to obtain or maintain necessary permits for construction or operation, mechanical or structural failures, inadvertent damages during construction, or any terrorist attack, including cyberterrorism, affecting the Pipeline or the Transporter. Any such delays in the construction of the Pipeline could delay the development of the Terminal and its becoming operational.

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

Any disruption caused by these factors could harm our business, results of operations, financial condition, liquidity and prospects. Risks associated with potential operations, commitments and investments outside of the U.S. include but are not limited to risks of:

•	currency exchange restrictions and currency fluctuations;

•	war or terrorist attack;

•	expropriation or nationalization of assets;

•	renegotiation or nullification of existing contracts or international trade arrangements;

•	changing political conditions;

•	macro-economic conditions impacting key markets and sources of supply;

•	changing laws and policies affecting trade, taxation, financial regulation, immigration, and investment;

•	the implementation of tariffs by the U.S. or foreign countries in which we do business;

•	duplicative taxation by different governments;

•	general hazards associated with the assertion of sovereignty over areas in which operations are conducted, transactions occur, or counterparties are located; and

•	the unexpected credit rating downgrade of countries in which our LNG customers are based.

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

Costs for the Terminal are subject to various factors.

Construction costs for the Terminal will be subject to various factors such as economic and market conditions, government policy, claims and litigation risk, competition, the final terms of any definitive agreement for services with our EPC service provider, change orders, delays in construction, legal and regulatory requirements, unanticipated regulatory delays, site issues, increased component and material costs, escalation of labor costs, labor disputes, increased spending to maintain our construction schedule and other factors. In particular, costs for the Terminal are expected to be substantially affected by:

•

global prices of nickel, steel, concrete, pipe, aluminum and other component parts of the Terminal and the contractual terms upon which our contractors are able to source and procure required materials;

•	any U.S. import tariffs or quotas on steel, aluminum, pipe or other component parts of the Terminal, which may raise the prices of certain materials used in the Terminal;

•	commodity and consumer prices (principally, natural gas, crude oil and fuels that compete with them in our target markets) on which our economic assumptions are based;

•	the exchange rate of the U.S. Dollar with other currencies;

•	changes in regulatory regimes in the U.S. and the countries to which we will be authorized to sell LNG;

•	levels of competition in the U.S. and worldwide;

•	changes in the tax regimes in the countries to which we sell LNG or in which we operate;

•	cost inflation relating to the personnel, materials and equipment used in our operations;

•	delays caused by events of force majeure or unforeseeable climatic events;

•	interest rates; and

•	synergy benefits associated with the development of multiple phases of the Terminal using identical design and construction philosophies.

In addition to our willingness to make a FID and our ability to construct the Terminal and achieve operations, events related to such activities may cause actual costs of the Terminal to vary from the range, combination and timing of assumptions used for projected costs of the Terminal. Such variations may be material and adverse, and an investor may lose all or a portion of its investment.

The construction and operation of the Terminal remains subject to further governmental approvals, and some approvals may be subject to further conditions, review and/or revocation and other legal and regulatory risks, which may result in delays, increased costs or decreased cash flows.

We are required to obtain governmental approvals and authorizations to implement our proposed business strategy, which includes the design, construction and operation of the Terminal and the export of LNG from the U.S. to foreign countries. As described above under “Business− Governmental Permits, Approvals and Authorizations,” the design, construction and operation of LNG export terminals is a highly regulated activity in the U.S., subject to a number of permitting requirements, regulatory approvals and ongoing safety and operational compliance programs. There is no guarantee that we will obtain or, if obtained, maintain these governmental authorizations, approvals and permits. Failure to obtain, or failure to obtain on a timely basis, or failure to maintain any of these governmental authorizations, approvals and permits could have a material adverse effect on our business, results of operations, financial condition and prospects.

Authorizations obtained from the FERC, the DOE and other federal and state regulatory agencies also contain ongoing conditions, and additional approval and permit requirements may be imposed. We do not know whether or when any such approvals or permits can be obtained, or whether any existing or potential interventions or other actions by third parties will interfere with our ability to obtain and maintain such permits or approvals. If we are unable to obtain and maintain the necessary approvals and permits, including as a result of untimely notices or filings, we may not be able to recover our investment in the Terminal. Additionally, government disruptions, such as a U.S. government shutdown, may delay or halt our ability to obtain and maintain necessary approvals and permits. There is no assurance that we will obtain and maintain these governmental permits, approvals and authorizations, or that we will be able to obtain them on a timely basis, and failure to obtain and maintain any of these permits, approvals or authorizations could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

In addition, some of these governmental authorizations, approvals and permits require extensive environmental review. Some groups have perceived, and other groups could perceive, that the proposed construction and operation of the Terminal or the Galveston Bay Terminal could negatively impact the environment or cultural heritage sites. Objections from such groups could cause delays, damage to reputation and difficulties in obtaining governmental authorizations, approvals or permits or prevent the obtaining of such authorizations, approvals or permits altogether. Although the necessary authorizations, approvals and permits to construct and operate the Terminal and the Galveston Bay Terminal may be obtained, such authorizations, approvals and permits may be subject to ongoing conditions imposed by regulatory agencies or may be subject to legal proceedings not involving us, which is customary for U.S. LNG projects.

The Terminal and the Galveston Bay Terminal will be subject to a number of environmental laws and regulations that impose significant compliance costs, and existing and future environmental and similar laws and regulations could result in increased compliance costs, liabilities or additional operating restrictions.

Our business will be subject to extensive federal, state and local regulations and laws, including regulations and restrictions on discharges and releases to the air, land and water and the handling, storage and disposal of hazardous materials and wastes in connection with the development, construction and operation of its liquefaction facilities. These regulations and laws will require us to maintain permits, provide governmental authorities with access to its facilities for inspection and provide reports related to its compliance. Violation of these laws and regulations could lead to substantial fines and penalties or to capital expenditures related to pollution control or remediation equipment that could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects. Federal and state laws impose liability, without regard to fault or the lawfulness of the original conduct, for the release of certain types or quantities of hazardous substances into the environment. As the owner and operator of the Terminal and the Galveston Bay Terminal, we could be liable for the costs of cleaning up hazardous substances released into the environment and for damage to natural resources.

In addition, future federal, state and local legislation and regulations, such as regulations regarding greenhouse gas emissions and the transportation of LNG may impose unforeseen burdens and increased costs on our business that could have a material adverse effect on our financial results. As an international shipper of LNG, our operations could also be impacted by environmental laws applicable under international treaties or foreign jurisdictions.

Changes in legislation and regulations or interpretations thereof, such as those relating to the importation and exportation of LNG, could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects and could cause additional expenditures and delays in connection with the proposed LNG facilities and their construction.

The laws, rules and regulations applicable to our business, including federal agencies’ interpretations of and policies under such laws rules and regulations, are subject to change, either through new or modified regulations enacted on the federal, state or local level or by a change in policy of the agencies charged with enforcing such regulations. For example, the provisions of the Energy Policy Act of 2005 that codified the FERC’s policy of not regulating the terms and conditions of service for LNG import or export facilities expired in 2015. Although the FERC has not indicated that it intends to depart from this policy, there can be no assurance it will not do so in the future. The nature and extent of any changes in these laws, rules, regulations and policies may be unpredictable and may have material effects on our business. Future legislation and regulations or changes in existing legislation and regulations, or interpretations thereof, such as those relating to the liquefaction, storage, or regasification of LNG, or its transportation, could cause additional expenditures, restrictions and delays in connection with our operations as well as other future projects, the extent of which cannot be predicted and which may require us to limit substantially, delay or cease operations in some circumstances. Revised, reinterpreted or additional laws and regulations that result in increased compliance costs or additional operating costs and restrictions could have an adverse effect on our business, the ability to expand our business, including into new markets, results of operations, financial condition, liquidity and prospects.

We will be dependent on third-party contractors for the successful completion of the Terminal, and these contractors may be unable to complete the Terminal or may build a non-conforming Terminal.

The construction of the Terminal is expected to take several years, will be confined to a limited geographic area and could be subject to delays, cost overruns, labor disputes and other factors that could adversely affect financial performance or impair our ability to execute our scheduled business plan.

Timely and cost-effective completion of the Terminal in conformity with agreed-upon specifications will be highly dependent upon the performance of third-party contractors pursuant to their agreements. However, we have not yet entered into definitive agreements with certain of the contractors, advisors and consultants necessary for the development and construction of the Terminal. We may not be able to successfully enter into such construction contracts on terms or at prices that are acceptable to us.

Further, faulty construction that does not conform to our design and quality standards may have an adverse effect on our business, results of operations, financial condition and prospects. For example, improper equipment installation may lead to a shortened life of our equipment, increased operations and maintenance costs or a reduced availability or production capacity of the affected facility. The ability of our third-party contractors to perform successfully under any agreements to be entered into is dependent on a number of factors, including force majeure events and such contractors’ ability to:

•

design, engineer and receive critical components and equipment necessary for the Terminal to operate in accordance with specifications and address any start-up and operational issues that may arise in connection with the commencement of commercial operations;

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

Furthermore, we may have disagreements with our third-party contractors about different elements of the construction process, which could lead to the assertion of rights and remedies under the related contracts, resulting in a contractor’s unwillingness to perform further work on the relevant project. We may also face difficulties in commissioning a newly constructed facility. Any of the foregoing issues or significant project delays in the development or construction of the Terminal could materially and adversely affect our business, results of operations, financial condition and prospects.

Our ability to generate cash is substantially dependent upon us entering into satisfactory contracts with third parties and the performance of those third parties under those contracts.

We have not yet entered into, and may never be able to enter into, satisfactory commercial arrangements with third-party suppliers of feedstock or other required supplies to the Terminal, or customers for products and services from the Terminal.

Our business strategy regarding how and when the Terminal’s export capacity or LNG produced by the Terminal is marketed may change based on market factors. Without limitation, our business strategy may change due to inability to enter into agreements with customers or based on our or market participants’ views regarding future supply and demand of LNG, prices, available worldwide natural gas liquefaction capacity or regasification capacity or other factors. If efforts to market the Terminal’s export capacity or LNG produced by the Terminal are not successful, our business, results of operations, financial condition and prospects may be materially and adversely affected.

Our construction and operations activities will be subject to a number of development risks, operational hazards, regulatory approvals and other risks which may not be fully covered by insurance, and which could cause cost overruns and delays that could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.

Siting, development and construction of the Terminal will be subject to the risks of delay or cost overruns inherent in any construction project resulting from numerous factors, including, but not limited to, the following:

•	difficulties or delays in obtaining, or failure to obtain, sufficient debt or equity financing on reasonable terms;

•	failure to obtain all necessary government and third-party permits, approvals and licenses for the construction and operation of any of the proposed LNG facilities;

•	failure to obtain sale and purchase agreements that generate sufficient revenue to support the financing and construction of the Terminal;

•	difficulties in engaging qualified contractors necessary to the construction of the contemplated Terminal or other LNG facilities;

•	shortages of equipment, materials or skilled labor;

•	natural disasters and catastrophes, such as hurricanes, explosions, fires, floods, industrial accidents and terrorism;

•	delays in the delivery of ordered materials;

•	work stoppages and labor disputes;

•	competition with other domestic and international LNG export terminals;

•

unanticipated changes in domestic and international market demand for and supply of natural gas and LNG, which will depend in part on supplies of and prices for alternative energy sources and the discovery of new sources of natural resources;

•	unexpected or unanticipated additional improvements; and

•	adverse general economic conditions.

Delays beyond the estimated development periods, as well as cost overruns, could increase the cost of completion beyond the amounts that are currently estimated, which could require us to obtain additional sources of financing to fund the activities until the Terminal is constructed and operational, which could cause further delays. The need for additional financing may also make the Terminal uneconomic. Any delay in completion of the Terminal may also cause a delay in the receipt of revenues projected from the Terminal or cause a loss of one or more customers. As a result, any significant construction delay, whatever the cause, could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.

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

Due to the scale of the Terminal, we may encounter capacity limits in insurance markets, thereby limiting our ability to economically obtain insurance with our desired level of coverage limits and terms. We may elect not to obtain insurance for any or all of these risks if we believe that the cost of available insurance is excessive relative to the risks presented. In addition, contractual liabilities and pollution and environmental risks generally are not fully insurable. The occurrence of an event that is not fully covered by insurance could have a material adverse effect on our business, financial condition and results of operations.

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

Our success will depend on our ability to create and maintain a competitive position in the natural gas liquefaction industry. We do not have any exclusive rights to any of the technologies that we will be utilizing. In addition, the technology we anticipate using in the Terminal may face competition due to the technological advances of other companies or solutions, including more efficient and cost-effective processes or entirely different approaches developed by one or more of our competitors or others, which could affect our business, results of operations, financial condition, liquidity and prospects.

Failure of exported LNG to be a competitive source of energy for international markets could adversely affect our customers and could materially and adversely affect our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

Operations of the Terminal will be dependent upon our ability to deliver LNG supplies from the U.S., which is primarily dependent upon LNG being a competitive source of energy internationally. The success of our business plan is dependent, in part, on the extent to which LNG can, for significant periods and in significant volumes, be supplied from North America and delivered to international markets at a lower cost than the cost of alternative energy sources. Through the use of improved exploration technologies, additional sources of natural gas may be discovered outside the U.S., which could increase the available supply of natural gas outside the U.S. and could result in natural gas in those markets being available at a lower cost than that of LNG exported to those markets.

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

As a result of these and other factors, LNG may not be a competitive source of energy internationally. The failure of LNG to be a competitive supply alternative to local natural gas, oil and other alternative energy sources in markets accessible to our customers could adversely affect the ability of our customers to deliver LNG from the U.S. on a commercial basis. Any significant impediment to the ability to deliver LNG from the U.S. generally or from the Terminal specifically could have a material adverse effect on our customers and our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

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

Our activities are also dependent on the price and availability of materials for the construction of the Terminal, such as nickel, aluminum, pipe, and steel, which may be subject to import tariffs in the U.S. market and are all also subject to factors affecting commodity prices and volumes. In addition, authorities with jurisdiction over wholesale power rates in the U.S., Europe and elsewhere, as well as independent system operators overseeing some of these markets, may impose price limitations, bidding rules and other mechanisms which may adversely impact or otherwise limit trading margins and lead to diminished opportunities for gain. We cannot predict the impact energy trading may have on our business, results of operations or financial condition.

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

Many competing companies have secured access to, or are pursuing development or acquisition of, LNG facilities in North America. We may face competition from major energy companies and others in pursuing our proposed business strategy to provide liquefaction and export products and services at the Terminal. In addition, competitors have and are developing LNG terminals in other markets, which will compete with U.S. LNG facilities. Some of these competitors have longer operating histories, more development experience, greater name recognition, superior tax incentives, more employees and substantially greater financial, technical and marketing resources than we currently possess. The superior resources that some of these competitors have available for deployment could allow them to compete successfully against us, which could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.

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

We will rely on third-party engineers to estimate the future capacity ratings and performance capabilities of the Terminal, and these estimates may prove to be inaccurate.

We will rely on third parties for the design and engineering services underlying our estimates of the future capacity ratings and performance capabilities of the Terminal. Any of our LNG facilities, when constructed, may not have the capacity ratings and performance capabilities that we intend or estimate. Failure of any of our facilities to achieve our intended capacity ratings and performance capabilities could prevent us from achieving the commercial start dates under our future LNG sale and purchase agreements and could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

Terrorist attacks, including cyberterrorism, or military campaigns involving us or the Terminal could result in delays in, or cancellation of, construction or closure of the Project.

A terrorist or military incident involving the Terminal may result in delays in, or cancellation of, construction of the Terminal, which would increase our costs and prevent us from obtaining expected cash flows. A terrorist incident could also result in temporary or permanent closure of the Terminal, which could increase costs and decrease cash flows, depending on the duration of the closure. Operations at the Terminal could also become subject to increased governmental scrutiny that may result in additional security measures at a significant incremental cost. In addition, the threat of terrorism and the impact of military campaigns may lead to continued volatility in prices for natural gas that could adversely affect our business and customers, including the ability of our suppliers or customers to satisfy their respective obligations under our commercial agreements. Instability in the financial markets as a result of terrorism, including cyberterrorism, or war could also materially adversely affect our ability to raise capital. The continuation of these developments may subject our construction and operations to increased risks, as well as increased costs, and, depending on their ultimate magnitude, could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

The operation of the Terminal may be subject to significant operating hazards and uninsured risks, one or more of which may create significant liabilities and losses that could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.

The plan of operations for the Terminal is subject to the inherent risks associated with LNG operations, including explosions, pollution, release of toxic substances, fires, hurricanes and other adverse weather conditions, and other hazards, each of which could result in significant delays in commencement or interruptions of operations and/or result in damage to or destruction of the Terminal and assets or damage to persons and property.

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

Due to the size of the Terminal’s capital investment, property taxes represent large operating costs for the Terminal. The principal taxing entities are the Point Isabel Independent School District (“PIISD”) and Cameron County (the “County”). Due to local opposition supported by national environmental interest groups, PIISD did not initially accept our application for a value limitation agreement pursuant to the State of Texas tax code provisions for economic development. We intend to resubmit the application for consideration, but there is no guaranty that it will be accepted and approved. Approval of these tax incentives is an important component of the Terminal’s competitiveness. Failure to gain approval of tax incentives by PIISD and other applicable tax authorities on comparable terms with competitors could materially impact the Terminal’s competitiveness.

On October 3, 2017, we executed four tax abatement agreements with the County; however, there is no assurance that the terms of such tax abatement agreements are competitive with other Gulf Coast liquefaction projects.

Objections from local communities can delay the Terminal.

Some local communities could perceive the proposed construction and operation of the Terminal as negatively impacting the environment, wildlife, cultural heritage sites or the public health of residents. Objections from local communities could cause delays, limit access to or increase the cost of construction capital, cause reputational damage and impede us in obtaining or renewing permits.

The Terminal will be dependent on the availability of gas supply at the Agua Dulce supply area.

The Pipeline is expected to collect and transport natural gas to the Terminal. The proposed Pipeline route passes through Jim Wells, Kleberg, Kenedy, Willacy, and Cameron Counties in Texas. The header system at the upstream end of the Pipeline is intended to have multiple interconnects to the existing natural gas pipeline grid located in the Agua Dulce supply area (the “Agua Dulce Hub”). The Agua Dulce Hub includes deliveries from, but not limited to, ConocoPhillip’s 1,100-mile South Texas intrastate and gas gathering pipeline system and ExxonMobil’s 925 MMcf/d King Ranch processing facility. As the Pipeline system interconnects are expected to be relatively close to the Agua Dulce Hub, it is expected that gas will be available for purchase in large volumes at commercially acceptable prices. Nonetheless, disruptions in upstream supply sources or increased market demand could impact the availability of gas supply to the Pipeline header system, which would result in curtailments at the Terminal.

Each liquefaction train for the Terminal is expected to involve the transportation and liquefaction of approximately 0.75 Bcf/day of natural gas, for a total of 4.5 Bcf/day for six liquefaction trains at full build-out. Gas sales agreements for the supply of these volumes could entail negotiations with multiple parties for firm and interruptible gas supply and transportation services to the Pipeline header system, as well as pipeline interconnects and ancillary operational agreements in time for operational start-up as early as 2023. Delays caused by third parties in the course of negotiating agreements and constructing the required interconnects could delay the start of commercial operations for the Terminal.

Unethical conduct and non-compliance with applicable laws could have a significant adverse effect on our business.

Incidents of unethical behavior, fraudulent activity, corruption or non-compliance with applicable laws and regulations could be damaging to our operations and reputation and may subject us to criminal and civil penalties or loss of operating licenses. We have implemented an anti-corruption policy which applies to all employees and contractors without exception and we are a member of TRACE International, an internationally recognized anti-bribery compliance organization. Our legal team screens potential partners, agents and advisors in multiple databases to which it has access and regularly conducts due diligence interviews with potential counterparties. Due to the global nature of the LNG business and the diversity of jurisdictions in which our customers operate, it is possible that a prospective counterparty could be accused of behavior that falls short of our expectations in this regard, leading to reputational damage and potential legal liabilities, notwithstanding our best efforts to prevent such behaviors.

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

The securities markets in general and our common stock have experienced significant price and volume volatility. The market price and trading volume of our common stock may continue to experience significant fluctuations due not only to general stock market conditions but also to a change in sentiment in the market regarding our operations, business prospects or those of companies in our industry. In addition to the other risk factors discussed in this section, the price and volume volatility of our common stock may be affected by:

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

Our authorized capital consists of 480,000,000 shares of common stock and 1,000,000 shares of preferred stock. Our preferred stock may be designated into series pursuant to authority granted by our Second Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), and on approval from our board of directors. 166,364 shares of preferred stock have been designated as Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series   A Preferred Stock”), and 166,364 shares of preferred stock have been designated as Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock” and together with the Series A Preferred Stock, the “Convertible Preferred Stock”), in each case which are convertible into shares of common stock upon the occurrence of certain events. The board of directors, without any action by our stockholders, may designate and issue additional shares of preferred stock in such classes or series as it deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights. The rights of holders of other classes or series of stock that may be issued could be superior to the rights of holders of our common stock. The designation and issuance of shares of capital stock having preferential rights could adversely affect other rights appurtenant to shares of our common stock.

The dividend, liquidation, and redemption rights of the holders of the Convertible Preferred Stock may adversely affect our financial position and the rights of the holders of our common stock.

At December 31, 2019, we had 58,197 shares of Series A Preferred Stock and 55,645 shares of Series B Preferred Stock outstanding. The shares of Convertible Preferred Stock bear dividends at a rate of 12% per annum, which are cumulative and accrue daily from the date of issuance on the $1,000 stated value.  Such dividends are payable quarterly and may be paid in cash or in-kind. No dividends may be paid to holders of our common stock while accumulated dividends remain unpaid on the Convertible Preferred Stock.

Further, we are required, on the earlier of (i) ten (10) business days following a FID Event (as defined in the certificates of designations of the Convertible Preferred Stock) and (ii) the date that is the tenth (10th) anniversary of the closings of the issuances of the Convertible Preferred Stock, as applicable, to convert all of the Convertible Preferred Stock into shares of Company common stock at a strike price of $7.34 per share of Company common stock. The conversion of the Convertible Preferred Stock would directly dilute the holders of our common stock. In the event we are liquidated while shares of Convertible Preferred Stock are outstanding, holders of Convertible Preferred Stock will be entitled to receive a preferred liquidation distribution, plus any accumulated and unpaid dividends, before holders of our common stock receive any distributions.

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

As of December 31, 2019, outstanding IPO Warrants to purchase an aggregate of 12,081,895 shares of our common stock were exercisable in accordance with the terms of the warrant agreement governing such warrants. These warrants will expire at 5:00 p.m., New York time, on July 24, 2022 or earlier upon redemption or liquidation. The exercise price of these warrants is $11.50 per one full share of our common stock, subject to certain adjustments.

In addition, we issued warrants together with the Series A Preferred Stock and the Series B Preferred Stock. The warrants issued together with the Series A Preferred Stock (the “Series A Warrants”) represent the right to acquire in the aggregate a number of shares of common stock equal to approximately 71 basis points (0.71%) of all outstanding shares of Company common stock, measured on a fully diluted basis, on the exercise date with a strike price of $0.01 per share. The warrants issued together with the Series B Preferred Stock (the “Series B Warrants” and, together with the Series A Warrants, the “Common Stock Warrants”) represent the right to acquire in the aggregate a number of shares of common stock equal to approximately 71 basis points (0.71%) of all outstanding shares of Company common stock, measured on a fully diluted basis, on the exercise date with a strike price of $0.01 per share.

The Common Stock Warrants have a fixed three-year term commencing on the closings of the issuances of the associated Convertible Preferred Stock. The Common Stock Warrants may only be exercised by holders of the Common Stock Warrants at the expiration of such three-year term, except that the Company can force the exercise of the Common Stock Warrants prior to expiration of such term if the volume weighted average trading price of shares of common stock for each trading day during any 60 of the prior 90 trading days is equal to or greater than 175% of the conversion price of the applicable Convertible Preferred Stock and, with respect to the Series B Warrants, the Company simultaneously elects to force a mandatory exercise of all other warrants then outstanding and un-exercised and held by any holder of parity stock.

To the extent the IPO Warrants are exercised, or the warrants issued together with the Convertible Preferred Stock are exercised, additional shares of our common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our common stock.

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

In January 2017, NextDecade LLC executed surface lease agreements with the City of Texas City and the State of Texas for a 994-acre site for the Galveston Bay Terminal (collectively, the “Galveston Bay Leases”). The Galveston Bay Leases expire on December 31, 2020.

On March 6, 2019, we entered into the Rio Grande Site Lease.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information, Holders and Dividends

Our common stock trades on Nasdaq under the symbol “NEXT.” The IPO Warrants traded on the OTC Pink Market under the symbol “NEXTW.”

As of February 28, 2020, we had 120.8 million shares of Company common stock outstanding held by approximately 69 record owners. All shares of Company common stock held in street name are recorded in our stock register as being held by one stockholder.

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

Purchase of Equity Securities by the Issuer

The following table summarizes stock repurchases for the three months ended December 31, 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as a Part of Publicly Announced Plans	Maximum Number of Units That May Yet Be Purchased Under the Plans
October 2019	—	$—	—	—
November 2019	79	$6.34	—	—
December 2019	—	$—	—	—

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

Overview of Business

We are a LNG development company focused on LNG export projects in the State of Texas. We have focused and continue to focus our development activities on the Terminal and have undertaken and continue to undertake various initiatives to evaluate, design and engineer the Terminal that we expect will result in demand for contracted capacity at the Terminal, which would allow us to seek construction financing to develop the Terminal. We believe the Terminal possesses competitive advantages in several important areas, including, engineering, commercial, regulatory, and gas supply. We submitted a pre-filing request for the Terminal and the Pipeline (as described below) to the FERC in March 2015 and filed a formal application with the FERC in May 2016. In November 2019, the FERC issued an order authorizing the siting, construction and operation of the Terminal and the Pipeline.  We also believe we have robust commercial offtake and gas supply strategies in place and we estimate that the Terminal could commence commercial operations as early as 2023.

Overview of Significant Events

LNG Sale and Purchase Agreement

In March 2019, we entered into the SPA with Shell for the supply of two million tonnes per annum of liquefied natural gas from the Terminal. Pursuant to the SPA, Shell will purchase LNG on a free-on-board basis starting from the commercial operation date of the Terminal, currently expected in 2023, with approximately three-quarters of the purchased LNG volume indexed to Brent and the remaining volume indexed to domestic United States gas indices, including Henry Hub.

The Shell SPA becomes effective upon the satisfaction of certain conditions precedent, which include a positive FID in the Terminal.

Rio Grande Site Lease

On March 6, 2019, Rio Grande entered into the Rio Grande Site Lease with BND pursuant to which we have agreed to lease the Leased Premises for the purposes of constructing, operating and maintaining the Terminal and gas treatment and gas pipeline facilities. The initial term of the Rio Grande Site Lease is for 30 years, which will commence on the date specified in a written notice by us to BND. We have the option to renew and extend the term of the Rio Grande Site Lease beyond the Primary Term for up to two consecutive renewal periods of ten years each provided that it has not caused an event of default under the Rio Grande Site Lease.

Engineering, Procurement, and Construction Contract

During the third quarter of 2018, we initiated a competitive engineering, procurement and construction (“EPC”) bid process. We received expressions of interest (the “EOIs”) from multiple EPC contractors to participate in the EPC process. We reviewed the EOIs against a series of selection criteria and issued formal invitations to bid to Bechtel Oil, Gas and Chemicals, Inc. ("Bechtel”), Fluor Enterprises, Inc. (“Fluor”) and McDermott International, Inc. In December 2018, each of the EPC bidders provided us with an endorsement of the Terminal’s front-end engineering and design (“FEED”), which indicates the bidders’ confirmation that the Terminal is technically feasible and can be further designed, engineered, permitted, constructed, commissioned and safely placed into operations.

On April 22, 2019, we received EPC bid packages from each of Bechtel and Fluor, two of the global LNG market’s leading EPC contractors. The technical and commercial bid packages, which were received on-schedule, were for fully wrapped lump- sum separated turnkey (“LSTK”) EPC contracts for the Terminal.

On May 24, 2019, Rio Grande entered into two LSTK EPC agreements with Bechtel for the construction of (i) two LNG trains with expected aggregate production capacity up to approximately 11.74 million tonnes per annum (“mtpa”), two 180,000m3 full containment LNG tanks, one marine loading berth, related utilities and facilities, and all related appurtenances thereto, together with certain additional work options (the “Trains 1 and 2 EPC Agreement”) and (ii) an LNG train with expected production capacity of up   to approximately 5.87 mtpa, related utilities and facilities, and all related appurtenances thereto (the “Train 3 EPC Agreement” and together with the Trains 1 and 2 EPC Agreement, the “EPC Agreements”). We agreed to pay to Bechtel a contract price of $7.042 billion for the work under the Trains 1 and 2 EPC Agreement and a contract price of $2.323 billion for the work under the Train 3 EPC Agreement. During 2019, we issued two limited notices to proceed to Bechtel under the Trains 1 and 2 EPC Agreement.

On October 1, 2019, we issued 2,119,728 shares of Company common stock to BDC Oil and Gas Holdings, LLC, an affiliate of Bechtel.  The shares of Company common stock were issued in lieu of a cash payment of $15 million for amounts invoiced by Bechtel pursuant to the Trains 1 and 2 EPC Agreement.

Series B Convertible Preferred Stock Offering

On May 24, 2019, we sold an aggregate of 20,945 shares of Series B Preferred Stock at $1,000.00 per share for an aggregate purchase price of $20.945 million to (i) York Tactical Energy Fund, L.P. and York Tactical Energy Fund PIV-AN, L.P. (the “York Tactical Funds”), (ii) First Series of HDML Fund I, LLC, Bardin Hill Event Driven Master Fund, LP, and HCN LP (the “Bardin Hill Funds”), (iii) Valinor Capital Partners, L.P. and Valinor Capital Partners Offshore Master Fund, L.P. (the “Valinor Funds”) and (iv) HGC NEXT INV LLC (“HGC”) and issued Series B Warrants.

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

U.S. Fish and Wildlife Service Final Biological Opinion

On October 1, 2019, the U.S. Fish and Wildlife Service issued the final biological opinion to the FERC, concluding that the construction of the Terminal will not likely jeopardize the continued existence of the ocelot or the Gulf coast jaguarundi.

Common stock Offering

On October 24, 2019, we sold an aggregate of 7,974,482 shares of Company common stock at $6.27 per share for an aggregate purchase price of $50.0 million to Ninteenth Investment Company LLC, an affiliate of Mubadala Investment Company PJSC ( “Mubadala”).

FERC Order for Rio Grande LNG Terminal and Pipeline

On November 22, 2019, FERC issued an order authorizing the siting, construction and operation of the Terminal.  Following receipt of the Final Order from FERC two requests for re-hearing were filed. One of those requests for rehearing also requested that the FERC stay its Final Order. On January 22, 2020, the FERC issued an order extending the time by which it would respond to these requests for rehearing. On January 23, 2020, the FERC issued its Order on Rehearing and Stay, by which FERC denied all re-hearings and requests for stay.

Export of LNG to Non-FTA countries

On September 7, 2016, Rio Grande obtained an authorization for export of LNG to countries with which the U.S. has a FTA on our own behalf and as an agent for others for a term of 30 years. On February 10, 2020, the DOE issued an order granting authorization to export LNG from the Terminal to non-FTA countries.

Definitive Agreement Regarding Rio Bravo

On February 13, 2020, NextDecade LLC entered into an Omnibus Agreement (the “Omnibus Agreement”) with Spectra Energy Transmission II, LLC, a wholly owned subsidiary of Enbridge Inc. (“Buyer”), pursuant to which NextDecade LLC agreed to sell, and Buyer agreed to purchase, one hundred percent of the equity interests (the “Equity Interests”) in Rio Bravo. The purchase price for the Equity Interests (the “Purchase Price”) will be the sum of (i) approximately $17.4 million plus (ii) the amount of direct and indirect costs incurred by Rio Bravo, the Company or any of its other affiliates in respect of the Pipeline from October 1, 2019 through closing of the sale of the Equity Interests (the “Closing”), provided, however, that the Purchase Price may not exceed $25 million. At the Closing, Buyer will pay NextDecade LLC $15 million of the Purchase Price.  The remainder of the Purchase Price is to be paid within five business days after the date that Rio Grande has received, after a final positive investment decision, the initial funding for the development, construction and operation of the Terminal.  Additionally, the Omnibus Agreement provides that at the Closing, Rio Bravo and an indirect wholly owned subsidiary of the Company will enter into a precedent agreement in a form negotiated by Buyer and NextDecade LLC pursuant to which the Company will retain its rights to the natural gas firm transportation capacity on the Pipeline for a term of at least twenty years and Rio Bravo will provide firm pipeline transportation service to the Company in order to supply natural gas to the Terminal.

On March 2, 2020, Closing occurred and NextDecade LLC received proceeds of $15 million and Buyer received the Equity Interests in Rio Bravo.  In addition, Rio Grande LNG Gas Supply LLC ("Rio Grande Gas Supply"), an indirect wholly owned subsidiary of the Company, entered into precedent agreements with Rio Bravo and Valley Crossing Pipeline, LLC (“VCP”), pursuant to which Rio Grande Gas Supply will retain its rights to the natural gas firm transportation capacity on the Pipeline for a term of at least twenty years and Rio Bravo and VCP, will provide firm pipeline transportation service to Rio Grande Gas Supply in order to supply natural gas to the Terminal.  VCP and, as of the Closing, Rio Bravo are wholly owned subsidiaries of Enbridge, Inc.

Liquidity and Capital Resources

Capital Resources

We have funded and continue to fund the development of the Terminal and general working capital needs through our cash on hand and proceeds from the issuances of equity and equity-based securities. Since January 2018, capital raising events have included the following:

In August 2018, we sold an aggregate of 50,000 shares of Series A Preferred Stock at $1,000.00 per share for an aggregate purchase price of $50 million and we issued an additional 1,000 shares of Series A Preferred Stock in aggregate as origination fees to (i) York Capital Management Global Advisors, LLC, severally on behalf of certain funds or accounts managed by it or its affiliates (“York”), (ii) Valinor Management, L.P., severally on behalf of certain funds or accounts for which it is investment manager (“Valinor”), (iii) Bardin Hill Investment Partners LP (formerly known as Halcyon Capital Management LP), severally on behalf of certain funds or accounts managed by it or its affiliates (“Bardin Hill,” and together with York and Valinor, the “Fund Purchasers”) and (iv) HGC. Series A Warrants were issued together with such shares of Series A Preferred Stock.

In September 2018, we sold an aggregate of 29,055 shares of Series B Preferred Stock at $1,000.00 per share for an aggregate purchase price of $29.055 million and issued an additional 581 shares of Series B Preferred Stock in aggregate as origination fees to certain funds managed by BlackRock.  Series B Warrants were issued together with such shares of Series B Preferred Stock.

In May 2019, we sold an aggregate of 20,945 shares of Series B Preferred Stock at $1,000.00 per share for an aggregate purchase price of $20.945 million to the York Funds, the Bardin Hill Funds, the Valinor Funds and HGC.  Series B Warrants were issued together with such shares of Series B Preferred Stock.

In October 2019, we sold an aggregate of 7,974,482 shares of Company common stock at $6.27 per share for an aggregate purchase price of $50.0 million to Mubadala.

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash for the periods presented (in thousands):

	Year Ended
	December 31,
	2019	2018
Operating cash flows	$(40,700)	$(23,285)
Investing cash flows	(16,693)	(86,161)
Financing cash flows	69,960	76,912

Net increase (decrease) in cash and cash equivalents	12,567	(32,534)
Cash and cash equivalents – beginning of period	3,169	35,703
Cash and cash equivalents – end of period	$15,736	$3,169

Operating Cash Flows

Operating cash outflows during the years ended December 31, 2019 and 2018 were $40.7 million and $23.3 million, respectively. The increase in operating cash outflows in 2019 compared to 2018 was primarily related to additional employees and travel costs, invitation to bid contract costs, increased professional fees and increased marketing and conference sponsorship costs.

Investing Cash Flows

Investing cash outflows during the years ended December 31, 2019 and 2018 were $16.7 million and $86.2 million, respectively. The investing cash outflows in 2019 were the result of cash used in the development of the Terminal and the Pipeline of $27.2 million and a net redemption of $10.5 million in investment securities. The investing cash outflows in 2018 were the result of cash used in the development of the Terminal and the Pipeline of $18.7 million and a net investment of $67.5 million in investment securities.

Financing Cash Flows

Financing cash inflows during the years ended December 31, 2019 and 2018 were $70.0 million and $76.9 million, respectively. Financing cash inflows in 2019 was the result of $70.9 million of proceeds from the issuance of preferred equity offset by $0.3 million of equity issuance costs and $0.7 million of shares repurchased related to share based compensation. Financing cash inflows in 2018 was the result of $79.1 million of proceeds from the issuance of common stock and preferred equity offset by $2.1 million of equity issuance costs.

Capital Development Activities

We are primarily engaged in developing theTerminal, which may require additional capital to support further project development, engineering, regulatory approvals and compliance, and commercial activities in advance of a FID made to finance and construct the Terminal. Even if successfully completed, the Terminal will not begin to operate and generate significant cash flows until at least several years from now, which management currently estimates being as early as 2023. Construction of the Terminal would not begin until, among other requirements for project financing, all required federal, state and local permits have been obtained. We estimate that we will receive all regulatory approvals and begin construction to support the commencement of commercial operations as early as 2023. As a result, our business success will depend, to a significant extent, upon our ability to obtain the funding necessary to construct the Terminal, to bring it into operation on a commercially viable basis and to finance our staffing, operating and expansion costs during that process.

We have engaged Macquarie Capital (USA) Inc. to advise and assist us in raising capital for post-FID construction activities.

We currently expect that the long-term capital requirements for the Terminal will be financed predominately through project financing and proceeds from future debt and equity offerings by us. There can be no assurance that we will succeed in securing additional debt and/or equity financing in the future to complete the Terminal or, if successful, that the capital we raise will not be expensive or dilutive to stockholders. Additionally, if these types of financing are not available, we will be required to seek alternative sources of financing, which may not be available on terms acceptable to us, if at all.

Contractual Obligations

We are committed to make cash payments in the future pursuant to certain of our contracts. The following table summarizes certain contractual obligations (in thousands) in place as of December 31, 2019:

	Total	2020	2021-2022	2023-2024	Thereafter
Operating lease obligations	$3,045	$3,045	$—	$—	$—
Permitting costs	5,513	5,513	—	—	—
Other	118	43	75	—	—
Total	$8,676	$8,601	$75	$—	$—

Operating lease obligations primarily relate to our Rio Grande Site Lease and office space in Houston, Texas.

A discussion of these obligations can be found at — Note 6 – Leases and Note 13 – Commitments and Contingencies of our Notes to Consolidated Financial Statements.

Results of Operations

The following table summarizes costs, expenses and other income for the year ended December 31, 2019 and 2018 (in thousands):

	Year Ended
	December 31,
	2019	2018	Change
Revenues	$—	$—	$—
General and administrative expenses	22,548	35,182	(12,634)
Invitation to Bid Contract Costs	10,163	6,563	3,600
Land option and lease expenses	2,039	1,099	940
Depreciation expense	251	171	80
Operating loss	(35,001)	(43,015)	8,014
(Loss) gain on Common Stock Warrant Liabilities	(2,657)	164	(2,821)
Interest income, net	1,718	1,019	699
Other	69	(128)	197
Net loss attributable to NextDecade Corporation	(35,871)	(41,960)	6,089
Preferred stock dividends	(11,164)	(724)	(10,440)
Deemed dividends on Series A Convertible Preferred Stock	(1,517)	(822)	(695)
Net loss attributable to common stockholders	$(48,552)	$(43,506)	$(5,046)

Our consolidated net loss was $35.9 million, or $0.45 per common share (basic and diluted), for the year ended December 31, 2019 compared to a net loss of $42.0 million, or $0.41 per common share (basic and diluted), for the year ended December 31, 2018. This $6.1 million decrease in net loss was primarily a result of decreased general and administrative expenses and increased interest income partially offset by an increase in invitation to bid contract costs and increased land option and lease expense discussed separately below.

General and administrative expenses during the year ended December 31, 2019 decreased $12.6 million compared to the year ended December 31, 2018, due primarily to (i) a decrease in share-based compensation expense of $26.5 million partially offset by, (ii) an increase in the number of employees which resulted in increased salaries and employee benefits, office expenses, travel, and professional fees of $9.2 million, (ii) increased marketing and promotion costs, insurance, taxes and license fees of $2.1 million, and (iii) an increase in information technology and communication costs of $2.6 million.  The decrease in share-based compensation expense is primarily a result of forfeitures of restricted stock during the year ended December 31, 2019.

As of December 31, 2019, we incurred approximately $10.2 million of invitation to bid contract costs compared to approximately $6.6 million incurred during the year ended December 31, 2018.  The increase in invitation to bid contract costs is primarily due to the conclusion of the competitive EPC bid process and submission of lump-sum EPC prices by Bechtel and Fluor.

Land option and lease expenses during the year ended December 31, 2019 increased $0.9 million compared to the year ended December 31, 2018, due primarily to new leases entered into for our corporate headquarters in September 2018 and June 2019, resulting in additional expense in 2019.

The loss on Common Stock Warrant Liabilities of approximately $2.8 million in 2019 was primarily due to an increase in the number of shares of common stock outstanding and an increase in the price of common stock from $5.40 per share at December 31, 2018 to $6.14 per share at December 31, 2019.

Interest income, net during the year ended December 31, 2019 increased $0.7 million compared to the year ended December 31, 2018 due to increased yield and higher average balances maintained in our cash accounts and investment securities.

Preferred stock dividends of $11.2 million in 2019 were paid-in-kind with the issuance of an additional 11,164 shares of Series A Preferred Stock compared to preferred stock dividends of $0.7 million in 2018 that were paid-in-kind with the issuance of an additional 720 shares of Series A Preferred.

Deemed dividends on the Series A Preferred Stock for the year ended December 31, 2019 and December 31, 2018 represents the accretion of the beneficial conversion feature associated with the Series A Preferred Stock issued in 2018. Due to the price of our common stock as of the closing date of the Series B Preferred Stock, the Series B Preferred Stock does not have a beneficial conversion feature.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2019.

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

For additional information regarding our share-based compensation, see Note 11 – Share-based Compensation of our Notes to Consolidated Financial Statements.

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

The Common Stock Warrants are not traded in an active market and the fair value is determined using valuation techniques. The estimates may be significantly different from those recorded in the consolidated financial statements because of the use of judgment and the inherent uncertainty in estimating the fair value of these instruments that are not quoted in an active market. All changes in the fair value are recorded in the consolidated statement of operations each reporting period.

For additional information regarding the valuation of Common Stock Warrant liabilities, see Note 9 – Preferred Stock and Common Stock Warrants of our Notes to Consolidated Financial Statements.

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

Recent Accounting Standards

For descriptions of recently issued accounting standards, see Note 14 – Recent Accounting Pronouncements of our Notes to Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

NextDecade Corporation and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

NextDecade Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of NextDecade Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, series A and series B convertible preferred stock, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in accounting principle

As discussed in Note 6 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2018.

Houston, Texas

March 3, 2020

NextDecade Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$15,736	$3,169
Investment securities	62,207	72,453
Prepaid expenses and other current assets	859	1,310
Total current assets	78,802	76,932
Property, plant and equipment, net	134,591	92,070
Operating lease right-of-use assets, net	1,054	—
Other non current assets	6,748	—
Total assets	$221,195	$169,002

Liabilities, Series A and Series B Convertible Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable	$11,912	$719
Share-based compensation liability	182	3,018
Accrued liabilities and other current liabilities	8,751	8,353
Current operating lease liabilities	698	—
Total current liabilities	21,543	12,090
Non-current Common Stock Warrant liabilities	12,034	7,441
Non-current operating lease liabilities	3	—
Total liabilities	33,580	19,531

Commitments and contingencies (Note 13)

Series A Convertible Preferred Stock, $1,000 per share liquidation preference, Issued and outstanding: 58,197 shares and 51,720 shares at December 31, 2019 and December 31, 2018, respectively	48,084	40,091
Series B Convertible Preferred Stock, $1,000 per share liquidation preference, Issued and outstanding: 55,645 shares and 29,636 shares at December 31, 2019 and December 31, 2018, respectively	49,814	26,159

Stockholders’ equity
Common stock, $0.0001 par value Authorized: 480.0 million shares at December 31, 2019 and December 31, 2018, Issued and outstanding: 117.3 million shares and 106.9 million shares at December 31, 2019 and December 31, 2018, respectively	12	11
Treasury stock: 137,860 shares and 6,425 shares at December 31, 2019 and December 31, 2018, respectively, at cost	(685)	(35)
Preferred stock, $0.0001 par value Authorized: 0.9 million, after designation of the Series A and Series B Convertible Preferred Stock, Issued and outstanding: none at December 31, 2019 and December 31, 2018, respectively	—	—
Additional paid-in-capital	224,091	180,862
Accumulated deficit	(133,701)	(97,617)
Total stockholders’ equity	89,717	83,221
Total liabilities, Series A and Series B Convertible Preferred Stock and stockholders’ equity	$221,195	$169,002

The accompanying notes are an integral part of these Consolidated Financial Statements.

NextDecade Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended
	December 31,
	2019	2018
Revenues	$—	$—
Operating Expenses
General and administrative expenses	22,548	35,182
Invitation to Bid Contract Costs	10,163	6,563
Land option and lease expenses	2,039	1,099
Depreciation expense	251	171
Total operating expenses	35,001	43,015
Total operating loss	(35,001)	(43,015)
Other income (expense)
(Loss) gain on Common Stock Warrant liabilities	(2,657)	164
Interest income, net	1,718	1,019
Other	69	(128)
Total other income	(870)	1,055
Net loss attributable to NextDecade Corporation	(35,871)	(41,960)
Preferred stock dividends	(11,164)	(724)
Deemed dividends on Series A Convertible Preferred Stock	(1,517)	(822)
Net loss attributable to common stockholders	$(48,552)	$(43,506)

Net loss per common share - basic and diluted	$(0.45)	$(0.41)

Weighted average shares outstanding - basic and diluted	109,057	106,564

The accompanying notes are an integral part of these Consolidated Financial Statements.

NextDecade Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity, Series A and Series B Convertible Preferred Stock

(in thousands)

	Common Stock		Treasury Stock				Accumulated
		Par			Additional		Other	Total	Series A	Series B
		Value			Paid-in	Accumulated	Comprehensive	Stockholders’	Convertible	Convertible
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Preferred Stock	Preferred Stock
Balance at January 1, 2018	106,275	$11	—	$—	$158,738	$(55,617)	$(40)	$103,092	$—	$—
Adoption of ASU 2016-01	—	—	—	—	—	(40)	40	—	—	—
Share-based compensation	—	—	—	—	19,032	—	—	19,032	—	—
Restricted stock vesting	173	—	—	—	—	—	—	—	—	—
Shares repurchased related to share-based compensation	(6)	—	6	(35)	—	—	—	(35)	—	—
Issuance of Series A preferred stock	414	—	—	—	4,638	—	—	4,638	38,549	—
Issuance of Series B preferred stock	—	—	—	—	—	—	—	—	—	26,159
Preferred stock dividends	—	—	—	—	(724)	—	—	(724)	720	—
Deemed dividends - accretion of beneficial conversion feature	—	—	—	—	(822)	—	—	(822)	822	—
Net loss	—	—	—	—	—	(41,960)	—	(41,960)	—	—
Balance at December 31, 2018	106,856	$11	6	$(35)	$180,862	$(97,617)	$—	$83,221	$40,091	$26,159
Adoption of ASC Topic 842	—	—	—	—	—	(213)	—	(213)	—	—
Adoption of ASU 2018-07	—	—	—	—	2,116	—	—	2,116	—	—
Share-based compensation	—	—	—	—	(8,525)	—	—	(8,525)	—	—
Restricted stock vesting	510	—	—	—	495	—	—	495	—	—
Issuance of common stock net of equity issuance costs	10,094	1	—	—	61,824	—	—	61,825	—	—
Shares repurchased related to share-based compensation	(131)	—	131	(650)	—	—	—	(650)	—	—
Issuance of Series B preferred stock	—	—	—	—	—	—	—	—	—	19,009
Preferred stock dividends	—	—	—	—	(11,164)	—	—	(11,164)	6,476	4,646
Deemed dividends - accretion of beneficial conversion feature	—	—	—	—	(1,517)	—	—	(1,517)	1,517	—
Net Loss	—	—	—	—	—	(35,871)	—	(35,871)	—	—
Balance at December 31, 2019	117,329	$12	137	$(685)	$224,091	$(133,701)	$—	$89,717	$48,084	$49,814

The accompanying notes are an integral part of these Consolidated Financial Statements.

NextDecade Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 31,
	2019	2018
Operating activities:
Net loss attributable to NextDecade Corporation	$(35,871)	$(41,960)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	251	171
Share-based compensation expense	(9,646)	16,840
Loss (gain) on Common Stock Warrant liabilities	2,657	(164)
(Gain) loss on investment securities	(100)	114
Realized gain on investment securities	(138)	—
Amortization of right-of-use assets	955	—
Amortization of other non-current assets	127	—
Changes in operating assets and liabilities:
Prepaid expenses	573	440
Other current assets	—	349
Accounts payable	207	124
Operating lease liabilities	(1,624)	—
Accrued expenses and other liabilities	1,909	801
Net cash used in operating activities	(40,700)	(23,285)
Investing activities:
Acquisition of property, plant and equipment	(20,303)	(18,658)
Proceeds from sale of investment securities	77,000	17,113
Purchase of investment securities	(66,515)	(84,616)
Acquisition of other non-current assets	(6,875)	—
Net cash used in investing activities	(16,693)	(86,161)
Financing activities:
Proceeds from equity issuance	70,945	79,055
Preferred stock dividends	(42)	(4)
Equity issuance costs	(293)	(2,104)
Shares repurchased related to share-based compensation	(650)	(35)
Net cash provided by financing activities	69,960	76,912
Net increase (decrease) in cash and cash equivalents	12,567	(32,534)
Cash and cash equivalents – beginning of period	3,169	35,703
Cash and cash equivalents – end of period	$15,736	$3,169

Non-cash investing activities:
Accounts payable for acquisition of property, plant and equipment	$11,351	$367
Accrued liabilities for acquisition of property, plant and equipment	2,503	4,014
Common stock issued in lieu of cash	12,082	—
Non-cash financing activities:
Paid-in-kind dividends on Series A Convertible Preferred Stock	11,122	720
Accretion of deemed dividends on Series A Convertible Preferred Stock	1,517	822

The accompanying notes are an integral part of these Consolidated Financial Statements.

NextDecade Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 — Background and Basis of Presentation

NextDecade Corporation engages in development activities related to the liquefaction and sale of liquefied natural gas (“LNG”). We have focused and continue to focus our development activities on the Rio Grande LNG terminal facility at the Port of Brownsville in southern Texas (the “Terminal”) and an associated 137-mile Rio Bravo pipeline to supply natural gas to the Terminal (the “Pipeline”). We also lease a 994-acre site near Texas City, Texas for another potential LNG terminal (the “Galveston Bay Terminal”) that expires December 31, 2020.

Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts and transactions have been eliminated in consolidation.

Certain reclassifications have been made to conform prior period information to the current presentation.  The reclassifications did not have a material effect on our consolidated financial position, results of operations or cash flows.

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

 Investment Securities

We define investment securities as investments in marketable securities that can be readily converted to cash. We determine the appropriate classification of investment securities at the time of purchase and reevaluate such classification at each balance sheet date. Investment securities are initially recorded at cost and remeasured to fair value, with changes presented in other income in our Consolidated Statements of Operations.

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

Fair Value of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Hierarchy Levels 1, 2 and 3 are terms for the priority of inputs to valuation techniques used to measure fair value. Hierarchy Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Hierarchy Level 2 inputs are inputs other than quoted prices included within Level 1 that are directly or indirectly observable for the asset or liability. Hierarchy Level 3 inputs are inputs that are not observable in the market. In determining fair value, we use observable market data when available, or models that incorporate observable market data. In addition to market information, we incorporate transaction-specific details that, in management’s judgment, market participants would take into account in measuring fair value. We maximize the use of observable inputs and minimize our use of unobservable inputs in arriving at fair value estimates. Recurring fair-value measurements are performed for investment securities as disclosed in Note 4 – Investment Securities and for Common Stock Warrant liabilities as disclosed in Note 9 – Preferred Stock and Common Stock Warrants. The carrying amount of cash and cash equivalents and accounts payable reported on the Consolidated Balance Sheets approximates fair value due to their short-term maturities.

Treasury Stock

Treasury stock is recorded at cost. Issuance of treasury stock is accounted for on a weighted average cost basis. Differences between the cost of treasury stock and the re-issuance proceeds are charged to additional paid-in capital.

Net Loss Per Share

Net loss per share (“EPS”) is computed in accordance with GAAP. Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS reflects potential dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if the potential common shares had been issued and were dilutive. The dilutive effect of unvested stock and warrants is calculated using the treasury-stock method and the dilutive effect of convertible securities is calculated using the if-converted method. Basic and diluted EPS for all periods presented are the same since the effect of our potentially dilutive securities are anti-dilutive to our net loss per share, as disclosed in Note 10 – Net Loss Per Share Attributable to Common Stockholders.

Share-based Compensation

We recognize share-based compensation at fair value on the date of grant. The fair value is recognized as expense (net of any capitalization) over the requisite service period. For equity-classified share-based compensation awards, compensation cost is recognized based on the grant-date fair value using the quoted market price of our common stock and not subsequently remeasured. The fair value is recognized as expense, net of any capitalization, using the straight-line basis for awards that vest based on service conditions and using the graded-vesting attribution method for awards that vest based on performance conditions. We estimate the service periods for performance awards utilizing a probability assessment based on when we expect to achieve the performance conditions. For liability classified share-based compensation awards, compensation cost is initially recognized on the grant date using estimated payout levels. Compensation cost is subsequently adjusted quarterly to reflect the updated estimated payout levels based on the changes in our stock price. We account for forfeitures as they occur.

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

Emerging Growth Company and Smaller Reporting Company

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

Note 3 — Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,	December 31,
	2019	2018
Rio Grande LNG site option	$—	$486
Prepaid subscriptions	161	—
Prepaid insurance	292	233
Prepaid marketing and sponsorships	25	242
Other	381	349
Total prepaid expenses and other current assets	$859	$1,310

During the years ended December 31, 2019 and 2018, we recognized $486 thousand and $572 thousand, respectively, of lease option expense related to the Rio Grande LNG site option which expired November 5, 2019.

Note 4 — Investment Securities

We have invested in Class L shares of the JPMorgan Managed Income Fund. The JPMorgan Managed Income Fund has an average maturity of approximately one year, duration of approximately six months, and approximately 24% of such fund’s holdings are AAA-rated with 0% non-investment grade rated.

Investment securities are included in Level 1 of the fair value hierarchy and consisted of the following (in thousands):

	December 31,		December 31,
	2019		2018
	Fair value	Cost	Fair value	Cost
JPMorgan Managed Income Fund	$62,207	$62,178	$72,453	$72,567

Note 5 — Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	December 31,	December 31,
	2019	2018
Fixed Assets
Computers	$487	$164
Furniture, fixtures, and equipment	471	316
Leasehold improvements	547	420
Total fixed assets	1,505	900
Less: accumulated depreciation	(793)	(542)
Total fixed assets, net	712	358
Terminal and Pipeline assets (not placed in service)
Terminal	121,081	80,407
Pipeline	12,798	11,305
Total Terminal and Pipeline assets	133,879	91,712
Total property, plant and equipment, net	$134,591	$92,070

Depreciation expense for the years ended December 31, 2019 and 2018 was $251 thousand and $171 thousand, respectively.

Note 6 — Leases

We currently lease approximately 38,300 square feet of office space for general and administrative purposes in Houston, Texas under a lease agreement that expires on September 30, 2020.

In January 2017, NextDecade LLC executed surface lease agreements with the City of Texas City and the State of Texas for a 994-acre site for the Galveston Bay Terminal (collectively, the “Galveston Bay Leases”). The term of the Galveston Bay Leases is 36 months with an option to extend for an additional 12 months.  Such option was included in the measurement of Operating lease right-of-use assets and Operating lease liabilities and was exercised in the fourth quarter of 2019.

On March 6, 2019, Rio Grande entered into a lease agreement (the “Rio Grande Site Lease”) with the Brownsville Navigation District of Cameron County, Texas (“BND”) pursuant to which it has agreed to lease approximately 984 acres of land situated in Brownsville, Cameron County, Texas for the purposes of constructing, operating, and maintaining the Terminal and gas treatment and gas pipeline facilities.

The initial term of the Rio Grande Site Lease is for 30 years (the “Primary Term”), which will commence on the date specified in a written notice by Rio Grande to BND (the “Effective Date Notice”), if given, confirming that Rio Grande or a Rio Grande affiliate has made a positive FID for the first phase of the Terminal. Under the Rio Grande Site Lease, the Effective Date Notice was to be delivered no later than November 6, 2019 (the “Outside Effective Date”) unless Rio Grande was unable to deliver the Effective Date Notice prior to the Outside Effective Date due to reasons unrelated to its own acts or omissions or its inability to secure one or more of the required permits for the Terminal. In such a case, the Outside Effective Date would be automatically extended on a month-to-month basis (the “Effective Date Notice Extension Period”). Rio Grande has the option to renew and extend the term of the Rio Grande Site Lease beyond the Primary Term for up to two consecutive renewal periods of ten years each provided that Rio Grande has not caused an event of default under the Rio Grande Site Lease. Rio Grande did not deliver the Effective Date Notice prior to the Outside Effective Date due to not having obtained the required permits for the Terminal prior to the Outside Effective Date and, therefore, the Outside Effective Date has been automatically extended on a month-to-month basis.

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

Operating lease right-of-use assets as of December 31, 2019 are as follows (in thousands):

Office leases	$610
Land leases	444
Total operating lease right-of-use assets, net	$1,054

Operating lease liabilities as of December 31, 2019 are as follows (in thousands):

Office leases	$698
Land leases	—
Total current lease liabilities	698
Non-current office leases	3
Non-current land leases	—
Total lease liabilities	$701

Operating lease expense for the year ended December 31, 2019 is as follows (in thousands):

Office leases	$719
Land leases	456
Total operating lease expense	1,175
Short-term lease expense	321
Land option expense	543
Total land option and lease expense	$2,039

Maturity of operating lease liabilities as of December 31, 2019 are as follows (in thousands):

2020	$744
2021	3
2022	—
2023	—
2024	—
Thereafter	—
Total undiscounted lease payments	747
Discount to present value	(46)
Present value of lease liabilities	$701

Other information related to our operating leases as of December 31, 2019 is as follows (in thousands):

Cash paid for amounts included in the measurement of operating lease liabilities:
Cash flows from operating activities	$1,844
Noncash right-of-use assets recorded for operating lease liabilities:
Adoption of Topic 842	1,562
In exchange for new operating lease liabilities during the period	443

Note 7 — Other Non-Current Assets

Other non-current assets consisted of the following (in thousands):	December 31,	December 31,
	2019	2018
Permitting costs(1)	$2,621	$—
Enterprise resource planning system	3,181	—
Rio Grande Site Lease initial direct costs	946
Total other non-current assets	$6,748	$—

(1)

Permitting costs primarily represent costs incurred in connection with our permit applications to the United States Army Corps of Engineers and the U.S. Fish and Wildlife Service for wetlands and habitat mitigation measures that may be caused by the construction of the Terminal and the Pipeline.

Note 8 — Accrued Liabilities and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2019	2018
Employee compensation expense	$4,221	$3,130
Terminal and Pipeline asset costs	2,503	2,014
Valve installation incentive(1)	—	2,000
Accrued legal services	1,060	313
Other accrued liabilities	967	896
Total accrued liabilities and other current liabilities	$8,751	$8,353

(1)

In April 2018, we entered into an agreement with an intrastate pipeline company with assets near the Terminal which incentivizes the pipeline company to procure, permit and install a valve on an intrastate pipeline near the Terminal. We agreed that, upon the later of (i) March 31, 2019 and (ii) thirty days after the date on which the valve was installed, we would reimburse the pipeline company a cash amount equal to 50% of the costs incurred in connection with the valve, up to a maximum payment of $2.0 million.. Such valve was installed in 2018 and we reimbursed the pipeline company $2.0 million in the first quarter of 2019.

Note 9 — Preferred Stock and Common Stock Warrants

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

In September 2018, we sold an aggregate of 29,055 shares of Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock” and, together with the Series A Preferred Stock, the “Convertible Preferred Stock”), at $1,000 per share for an aggregate purchase price of $29.055 million and we issued an additional 581 shares of Series B Preferred Stock in aggregate as origination fees to certain funds managed by BlackRock (“BlackRock”).

  In May 2019, we sold an aggregate of 20,945 shares of Series B Preferred Stock, at $1,000 per share for an aggregate purchase price of $20.945 million and we issued an additional 418 shares of Series B Preferred Stock in aggregate as origination fees to York Tactical Energy Fund, L.P. and York Tactical Energy Fund PIV-AN, L.P. (the “York Tactical Funds” and, together with BlackRock, Bardin Hill, Valinor and HGC, the “Series B Preferred Stock Purchasers”), (ii) Bardin Hill, (iii) Valinor and (iv) HGC. Warrants were issued together with the shares of Series B Preferred Stock (the “Series B Warrants” and, together with the Series A Warrants, the “Common Stock Warrants”).

The Company has the option to convert all, but not less than all, of the Convertible Preferred Stock into shares of Company common stock at a strike price of $7.34 per share of Company common stock (the “Conversion Price”) on any date on which the volume weighted average trading price of shares of Company common stock for each trading day during any 60 of the prior 90 trading days is equal to or greater than 175% of the Conversion Price, in each case subject to certain terms and conditions. Furthermore, the Company must convert all of the Convertible Preferred Stock into shares of Company common stock at the Conversion Price on the earlier of (i) ten (10) business days following a FID Event (as defined in the certificates of designations of the Convertible Preferred Stock) and (ii) the date that is the tenth (10th) anniversary of the closings of the issuances of the Convertible Preferred Stock, as applicable.

The shares of Convertible Preferred Stock bear dividends at a rate of 12% per annum, which are cumulative and accrue daily from the date of issuance on the $1,000 stated value. Such dividends are payable quarterly and may be paid in cash or in-kind. During 2019, the Company paid-in-kind $11.2 million of dividends to holders of the Convertible Preferred Stock. On January 9, 2020, the Company declared dividends to holders of the Convertible Preferred Stock as of the close of business on December 15, 2019. On January 15, 2020, the Company paid-in-kind $3.4 million of dividends to holders of the Convertible Preferred Stock.

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

Common Stock Warrants

The Series A Warrants issued to the Series A Preferred Stock Purchasers represent the right to acquire in the aggregate a number of shares of common stock equal to approximately 71 basis points (0.71%) of all outstanding shares of Company common stock, measured on a fully-diluted basis, on the exercise date with a strike price of $0.01 per share. The Series B Warrants issued to the Series B Preferred Stock Purchasers represent the right to acquire in the aggregate a number of shares of common stock equal to approximately 71 basis points (0.71%) of all outstanding shares of Company common stock, measured on a fully diluted basis on the exercise date with a strike price of $0.01 per share.

The Common Stock Warrants have a fixed three-year term commencing on the closings of the issuances of the associated Convertible Preferred Stock. The Common Stock Warrants may only be exercised by holders of the Common Stock Warrants at the expiration of such three-year term, except that the Company can force the exercise of the Common Stock Warrants prior to expiration of such term if the volume weighted average trading price of shares of Common Stock for each trading day during any 60 of the prior 90 trading days is equal to or greater than 175% of the of the applicable Convertible Preferred Stock conversion price and, with respect to the Series B Warrants, the Company simultaneously elects to force a mandatory exercise of all other warrants then outstanding and un-exercised and held by any holder of parity stock. Pursuant to ASC 815-40, the fair value of the Common Stock Warrants was recorded as a non-current liability on our Consolidated Balance Sheet on the issuance dates. The Company revalues the Common Stock Warrants at each balance sheet date and recognized a  loss of $2.7 million and a gain of $0.2 million as of December 31, 2019 and 2018, respectively. The Common Stock Warrant liabilities are included in Level 3 of the fair value hierarchy.

The assumptions used in the Monte Carlo simulation to estimate the fair value of the Common Stock Warrants as of December 31, 2019 are as follows:

	December 31,	December 31,
	2019	2018
Stock price	$6.14	$5.40
Exercise price	$0.01	$0.01
Risk-free rate	1.6%	2.5%
Volatility	27.6%	33.1%
Term (years)	1.8	2.7

Initial Fair Value Allocation

Net proceeds in 2019 were allocated on a fair value basis to the Series B Warrants and on a relative fair value basis to the Series B Preferred Stock.  The allocation of net cash proceeds from the sale of Series B Preferred Stock in 2019 is as follows (in thousands):

		Year Ended December 31, 2019
			Series B
		Series B	Convertible
		Warrants	Preferred
Gross proceeds	$20,945
Equity issuance costs	—
Net proceeds - Initial Fair Value Allocation	$20,945	$1,936	$19,009
Per balance sheet upon issuance		$1,936	$19,009

Net cash proceeds in 2018 were allocated on a fair value basis to the Series A Warrants and the Series B Warrants and on a relative fair value basis to the Company common stock, the Series A Preferred Stock and the Series B Preferred Stock. As described below, $2.5 million of the $41.1 million allocated to the Series A Preferred Stock was allocated to additional paid-in capital to give effect to the intrinsic value of a beneficial conversion feature (“BCF”).  The allocation of net cash proceeds from the sale of Series A Preferred Stock and Series B Preferred Stock in 2018 is as follows (in thousands):

		Year Ended December 31, 2018
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

Beneficial Conversion Feature

ASC 470-20-20 – Debt – Debt with conversion and Other Options (“ASC 470-20”) defines a BCF as a nondetachable conversion feature that is in the money at the issuance date. The Company was required by ASC 470-20 to allocate a portion of the proceeds from the Series A Preferred Stock equal to the intrinsic value of the BCF to additional paid-in capital. The intrinsic value of the BCF is calculated at the issuance date as the difference between the “accounting conversion price” and the market price of shares of Company common stock multiplied by the number of shares of Company common stock into which the Series A Preferred Stock is convertible. The accounting conversion prices of $5.58 per share and $6.24 per share for the Fund Purchasers and HGC, respectively, is different than the initial conversion price of $7.50 per share. The “accounting conversion price” is derived by dividing the proceeds allocated to the Series A Preferred Stock by the number of shares of Company common stock into which the Series A Preferred Stock is convertible. We are recording the accretion of the $2.5 million Series A Preferred Stock discount attributable to the BCF as a deemed dividend using the effective yield method over the period prior to the expected conversion date.

Note 10 — Net Loss Per Share Attributable to Common Stockholders

The following table (in thousands, except for loss per share) reconciles basic and diluted weighted average common shares outstanding for the years ended December 31, 2019 and 2018:

	Year Ended
	December 31,
	2019	2018
Weighted average common shares outstanding:
Basic	109,057	106,564
Dilutive unvested stock, convertible preferred stock, Common Stock Warrants and IPO Warrants	—	—
Diluted	109,057	106,564

Basic and diluted net loss per share attributable to common stockholders	$(0.45)	$(0.41)

Potentially dilutive securities that were not included in the diluted net loss per share computations because their effect would have been anti-dilutive were as follows (in thousands):

	Year Ended
	December 31,
	2019	2018
Unvested stock (1)	861	498
Convertible preferred stock	13,697	3,552
Common Stock Warrants	1,662	454
IPO Warrants(2)	12,082	12,082
Total potentially dilutive common shares	28,302	16,586

(1)

Does not include 3.6 million shares and 10.8 million shares of unvested stock for the year ended December 31, 2019 and 2018 because the performance conditions had not yet been satisfied as of December 31, 2019 and 2018, respectively.

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

Note 11 — Share-based Compensation

We have granted shares of Company common stock and restricted stock to employees, consultants and non-employee directors under our 2017 Omnibus Incentive Plan (the “2017 Plan”) and in connection with the special meeting of stockholders on July 24, 2017.

Total share-based compensation consisted of the following (in thousands):

	Year Ended
	December 31,
	2019	2018
Share-based compensation:
Equity awards	$(8,525)	$19,032
Liability awards	—	(2,400)
Total share-based compensation	(8,525)	16,632
Capitalized share-based compensation	(1,121)	208
Total share-based compensation expense	$(9,646)	$16,840

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

Certain employee contracts provided for cash bonuses upon a positive FID in the Terminal (the “FID Bonus”). In January 2018, the Compensation Committee (formerly the Nominating, Corporate Governance and Compensation Committee) of the board of directors approved, and certain employees party to such contracts accepted, an amendment to such contracts whereby the FID Bonuses would be settled in shares of Company common stock equal to 110% of the FID Bonus. The associated liability for FID Bonuses to be settled in shares of Company common stock of $0.2 million and $0.4 million is included in share-based compensation liability in our Consolidated Balance Sheets at December 31, 2019 and 2018 respectively.

The total unrecognized compensation costs at December 31, 2019 relating to equity-classified awards were $7.3 million, which is expected to be recognized over a weighted average period of 0.9 years.

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

Grants of restricted stock to employees, non-employees and non-employee directors that vest based on service and/or performance conditions are measured at the closing quoted market price of our common stock on the grant date.

The table below provides a summary of our restricted stock outstanding as of December 31, 2019 and changes during the year ended December 31, 2019 (in thousands, except for per share information):

	Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at January 1, 2019	7,131	$9.44
Granted	1,878	5.72
Vested	(510)	7.70
Forfeited	(3,727)	9.67
Non-vested at December 31, 2019	4,772	$7.95

Note 12 — Income Taxes

The reconciliation of the federal statutory income tax rate to our effective income tax rate is as follows:

	Year Ended
	December 31,
	2019	2018
U.S. federal statutory rate, beginning of year	21%	21%
Officers' compensation	7	(5)
Other	(2)	(1)
Valuation allowance	(26)	(15)
Effective tax rate as reported	—%	—%

Significant components of our deferred tax assets and liabilities at December 31, 2019 and 2018 are as follows (in thousands):

	Year Ended
	December 31,
	2019	2018
Deferred tax assets
Net operating loss carryforwards and credits	$15,064	$5,302
Share-based compensation expense	3,441	3,548
Property, plant and equipment	1,025	1,399
Common stock warrant liabilities	524	—
Operating lease liabilities	147	—
Other	21	51
Less: valuation allowance	(19,802)	(10,300)
Total deferred tax assets	420	—

Deferred tax liabilities
Operating lease right-of-use assets	(420)	—
Total deferred tax liabilities	(420)	—

Net deferred tax assets (liabilities)	$—	$—

The federal deferred tax assets presented above do not include the state tax benefits as our net deferred state tax assets are offset with a full valuation allowance.

At December 31, 2019, we had federal net operating loss (“NOL”) carryforwards of approximately $71.7 million. Approximately $7.9 million of these NOL carryforwards will expire between 2034 and 2037.

Due to our history of NOLs, current year NOLs and significant risk factors related to our ability to generate taxable income, we have established a valuation allowance to offset our deferred tax assets as of December 31, 2019 and 2018. We will continue to evaluate our ability to release the valuation allowance in the future. Due to our full valuation allowance, we have not recorded a provision for federal or state income taxes during the years ended December 31, 2019 or 2018.  Deferred tax assets and deferred tax liabilities are classified as non-current in our Consolidated Balance Sheets.

The Tax Reform Act of 1986 (as amended) contains provisions that limit the utilization of NOL and tax credit carryforwards if there has been a change in ownership as described in Section 382 of the Internal Revenue Code (“Section 382”).  Substantial changes in the Company's ownership have occurred that may limit or reduce the amount of NOL carryforwards that the Company could utilize in the future to offset taxable income. The Company has not completed a detailed Section 382 study at this time to determine what impact, if any, that ownership changes may have had on its NOL carryforwards.  In each period since its inception, the Company has recorded a valuation allowance for the full amount of its deferred tax assets, as the realization of the deferred tax asset is uncertain. As a result, the Company has not recognized any federal or state income tax benefit in its Consolidated Statement of Operations.

We remain subject to periodic audits and reviews by taxing authorities; however, we did not have any open income tax audits as of December 31, 2019. The federal tax returns for the years beginning 2015 remain open for examination.

Note 13 — Commitments and Contingencies

Other Commitments

During the third quarter of 2019, we entered into agreements with third parties for wetland and habitat mitigation measures. In connection with the wetland and habitat mitigation measures, we are committed to spend approximately $5.5 million in 2020.

Legal Proceedings

From time to time the Company may be subject to various claims and legal actions that arise in the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for liabilities we deem probable and estimable.

As of December 31, 2019, management was not aware of any claims or legal actions that, separately or in the aggregate, are likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows, although the Company cannot guarantee that a material adverse event will not occur.

Note 14 — Recent Accounting Pronouncements

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

January 1, 2019

We have adopted this accounting standard using a prospective transition approach, which applies the provisions of the new guidance at the effective date without adjusting the comparative periods presented. Upon adoption of this standard, we recognized operating lease right-of use assets of $1.6 million and operating lease liabilities of $1.9 million. See Note 6 - Leases of our Notes to Consolidated Financial Statements for additional details.

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

 Note 15 — Subsequent Events

On February 13, 2020, NextDecade LLC entered into an Omnibus Agreement (the “Omnibus Agreement”) with Spectra Energy Transmission II, LLC, a wholly owned subsidiary of Enbridge Inc. (“Buyer”), pursuant to which NextDecade LLC agreed to sell, and Buyer agreed to purchase, one hundred percent of the equity interests (the “Equity Interests”) in Rio Bravo. The purchase price for the Equity Interests (the “Purchase Price”) will be the sum of (i) approximately $17.4 million plus (ii) the amount of direct and indirect costs incurred by Rio Bravo, the Company or any of its other affiliates in respect of the Pipeline from October 1, 2019 through closing of the sale of the Equity Interests (the “Closing”), provided, however, that the Purchase Price may not exceed $25 million. At the Closing, Buyer will pay NextDecade LLC $15 million of the Purchase Price.  The carrying value of such Equity Interests was $12.6 million at December 31, 2019.  The remainder of the Purchase Price is to be paid within five business days after the date that Rio Grande has received, after a final positive investment decision, the initial funding for the development, construction and operation of the Terminal.  Additionally, the Omnibus Agreement provides that at the Closing, Rio Bravo and an indirect wholly owned subsidiary of the Company, will enter into a precedent agreement in a form negotiated by Buyer and NextDecade LLC pursuant to which the Company will retain its rights to the natural gas firm transportation capacity on the Pipeline for a term of at least twenty years and Rio Bravo will provide firm pipeline transportation service to the Company in order to supply natural gas to the Terminal.

On March 2, 2020, the Closing occurred and NextDecade LLC received proceeds of $15 million and Buyer received the Equity Interests in Rio Bravo.  In addition, Rio Grande LNG Gas Supply LLC (“Rio Grande Gas Supply”), an indirect wholly owned subsidiary of the Company, entered into precedent agreements with Rio Bravo and Valley Crossing Pipeline, LLC (“VCP”), pursuant to which Rio Grande Gas Supply will retain its rights to the natural gas firm transportation capacity on the Pipeline for a term of at least twenty years and Rio Bravo and VCP will provide firm pipeline transportation service to Rio Grande Gas Supply in order to supply natural gas to the Terminal. VCP and, as of the Closing, Rio Bravo are wholly owned subsidiaries of Enbridge, Inc.

As a result of the sale of the Equity Interests, our commitment with respect to wetland and habitat mitigation measures, as disclosed in Note 13 - Commitments and Contingencies, is reduced from $5.5 million to $4.0 million.

We have evaluated subsequent events through March 3, 2020, the date the financial statements were issued.  Any material subsequent events that occurred during this time have been properly recognized and/or disclosed in these financial statements.

NextDecade Corporation and Subsidiaries

Supplemental Information to Consolidated Financial Statements

Summarized Quarterly Financial Data

(unaudited)

Summarized Quarterly Financial Data – (in thousands, except per share amounts)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended December 31, 2019:
Revenues	$—	$—	$—	$—
Total operating loss	(12,488)	(5,582)	(4,412)	(12,519)
Net loss attributable to common stockholders	(17,566)	(7,207)	(6,362)	(17,417)
Basic and diluted loss per share (1)	(0.16)	(0.07)	(0.06)	(0.16)

Year ended December 31, 2018:
Revenues	$—	$—	$—	$—
Total operating loss	(16,280)	(3,616)	(10,979)	(12,140)
Net loss attributable to common stockholders	(16,200)	(3,482)	(10,951)	(12,873)
Basic and diluted loss per share (1)	(0.15)	(0.03)	(0.10)	(0.12)

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of “our disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal year ended December 31, 2019. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2019, our disclosure controls and procedures were effective.

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

Based on our assessment, we have concluded that the Company maintained effective internal control over financial reporting as of December 31, 2019, based on criteria in Internal Control—Integrated Framework (2013) issued by the COSO.

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

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None.

Part III

Pursuant to paragraph 3 of General Instruction G to Form 10-K, the information required by Items 10 through 14 of Part III of this Report is incorporated by reference from NextDecade’s definitive proxy statement, which is to be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of NextDecade’s fiscal year ended December 31, 2019.

Part IV

Item 15.   Exhibits and Financial Statement Schedules

(a)	Financial Statements, Schedules and Exhibits

(1)	Financial Statements – NextDecade Corporation and Subsidiaries:

(2)	Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(3)	Exhibits:

Exhibit No.	Description
3.1(1)	Second Amended and Restated Certificate of Incorporation of NextDecade Corporation, dated July 24, 2017
3.2(2)	Amended and Restated Bylaws of NextDecade Corporation, dated July 24, 2017
3.3(3)	Certificate of Designations of Series A Convertible Preferred Stock, dated August 9, 2018
3.4(4)	Certificate of Designations of Series B Convertible Preferred Stock, dated September 28, 2018
3.5(5)	Certificate of Amendment to Certificate of Designations of Series A Convertible Preferred Stock, dated July 12, 2019
3.6(6)	Certificate of Amendment to Certificate of Designations of Series B Convertible Preferred Stock, dated July 12, 2019
3.7(7)	Certificate of Increase to Certificate of Designations of Series A Convertible Preferred Stock of NextDecade Corporation, dated July 15, 2019
3.8(8)	Certificate of Increase to Certificate of Designations of Series A Convertible Preferred Stock of NextDecade Corporation, dated July 15, 2019
4.1*	Specimen Common Share Certificate
4.2(9)	Specimen IPO Warrant Certificate
4.3(10)	Form of Warrant Agreement between Harmony Merger Corp. and Continental Stock Transfer & Trust Company
4.4(11)	Form of Warrant Agreement for the Series A Warrants
4.5(12)	Form of Warrant Agreement for the Series B Warrants
4.6*	Description of Common Stock of NextDecade Corporation Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1(13)†	Employment Agreement, dated September 8, 2017, between NextDecade Corporation and Matthew K. Schatzman
10.2(14)†	NextDecade Corporation 2017 Omnibus Incentive Plan
10.3(15)†	Form of Restricted Stock Award Agreement for Non-Executive Employees and Contractors
10.4(16)	Form of Registration Rights Agreement
10.5(17)	Purchaser Rights Agreement by and between NextDecade Corporation and HGC NEXT INV LLC
10.6(18)	Form of Registration Rights Agreement.
10.7(19)	Form of Purchaser Rights Agreement
10.8(20)

Amendment No. 1 to Registration Rights Agreement, effective as of December 7, 2018, by and between NextDecade Corporation and York Capital Management Global Advisors, LLC, severally on behalf of certain funds or advised by it or its affiliates

10.9(21)

Amendment No. 1 to Registration Rights Agreement, effective as of December 7, 2018, by and between NextDecade Corporation and Valinor Management L.P., severally on behalf of certain funds or accounts for which it is investment manager

10.10(22)

Amendment No. 1 to Registration Rights Agreement, effective as of December 7, 2018, by and between NextDecade Corporation and Bardin Hill Investment Partners LP (formerly Halcyon Capital Management LP), on behalf of the accounts it manages

10.11(23)	Amendment No. 1 to Employment Agreement, effective January 1, 2019, by and between NextDecade Corporation and Matthew K. Schatzman
10.12(24)+	Lease Agreement, made and entered into March 6, 2019, by and between Brownsville Navigation District of Cameron County, Texas and Rio Grande LNG, LLC
10.13(25)	Series B Convertible Preferred Stock Purchase Agreement, dated as of May 17, 2019, entered into by and between NextDecade Corporation and York Tactical Energy Fund, L.P.
10.14(26)	Series B Convertible Preferred Stock Purchase Agreement, dated as of May 17, 2019, entered into by and between NextDecade Corporation and the Valinor Funds
10.15(27)	Series B Convertible Preferred Stock Purchase Agreement, dated as of May 17, 2019, entered into by and between NextDecade Corporation and the Bardin Hill Funds
10.16(28)	Series B Convertible Preferred Stock Purchase Agreement, dated as of May 17, 2019, entered into by and between NextDecade Corporation and HGC NEXT INV LLC
10.17(29)	Form of Registration Rights Agreement
10.18(30)	Form of Purchaser Rights Agreement
10.19(31)+	Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Trains 1 and 2 of the Rio Grande Natural Gas Liquefaction Facility by and between Rio Grande LNG, LLC as Owner and Bechtel Oil, Gas and Chemicals, Inc. as Contractor, dated as of May 24, 2019
10.20(32)+	Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Train 3 of the Rio Grande Natural Gas Liquefaction Facility by and between Rio Grande LNG, LLC as Owner and Bechtel Oil, Gas and Chemicals, Inc. as Contractor, dated as of May 24, 2019
10.21(33)†	Form of Non-Affiliate Director Restricted Stock Award Agreement
10.22*+	Common Stock Purchase Agreement, dated October 24, 2019, by and between NextDecade Corporation and Ninteenth Investment Company
10.23*	Purchaser Rights Agreement, dated October 28, 2019, by and between NextDecade Corporation and Ninteenth Investment Company
10.24*	Registration Rights Agreement, dated October 28, 2019, by and between NextDecade Corporation and Ninteenth Investment Company
10.25*	Lock-Up Agreement, dated October 28, 2019, by and between NextDecade Corporation and Ninteenth Investment Company
10.26*	Director Compensation Policy

21.1*	Subsidiaries of the Company
23.1*	Consent of Grant Thornton LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

(1)	Incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K, filed July 28, 2017.
(2)	Incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K, filed July 28, 2017.
(3)	Incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-3, filed December 20, 2018.
(4)	Incorporated by reference to Exhibit 3.4 of the Company's Quarterly Report on Form 10-Q, filed November 9, 2018.
(5)	Incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K, filed July 15, 2019.
(6)	Incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K, filed July 15, 2019.
(7)	Incorporated by reference to Exhibit 3.7 of the Company's Quarterly Report on Form 10-Q, filed August 6, 2019.
(8)	Incorporated by reference to Exhibit 3.7 of the Company's Quarterly Report on Form 10-Q, filed August 6, 2019.
(9)	Incorporated by reference to Exhibit 4.3 of the Amendment No. 7 to the Company's Registration Statement on Form S-1, filed March 13, 2015.
(10)	Incorporated by reference to Exhibit 4.4 of the Amendment No. 7 to the Company's Registration Statement on Form S-1, filed March 13, 2015.
(11)	Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K, filed August 7, 2018.
(12)	Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K, filed August 24, 2018
(13)	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed September 11, 2017.
(14)	Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-8, filed December 15, 2017.
(15)	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, filed December 20, 2017.
(16)	Incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K, filed August 7, 2018.
(17)	Incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K, filed August 7, 2018.
(18)	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, filed August 24, 2018.
(19)	Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K, filed August 24, 2018.
(20)	Incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K, filed March 6, 2019.
(21)	Incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K, filed March 6, 2019.
(22)	Incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K, filed March 6, 2019.
(23)	Incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K, filed March 6, 2019.
(24)	Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q, filed May 7, 2019.
(25)	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed May 20, 2019.
(26)	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, filed May 20, 2019.
(27)	Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K, filed May 20, 2019.
(28)	Incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K, filed May 20, 2019.
(29)	Incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K, filed May 20, 2019.
(30)	Incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K, filed May 20, 2019.
(31)	Incorporated by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-Q, filed August 6, 2019.
(32)	Incorporated by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-Q, filed August 6, 2019.
(33)	Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q, filed November 5, 2019.
*	Filed herewith.
**	Furnished herewith.
†	Indicates management contract or compensatory plan.
+	Certain portions of this exhibit have been omitted.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NextDecade Corporation
(Registrant)

By:	/s/ Matthew K. Schatzman
Matthew K. Schatzman
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:	March 3, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew K. Schatzman	Chairman of the Board and Chief Executive Officer	March 3, 2020
Matthew K. Schatzman	(Principal Executive Officer)

/s/ Benjamin A. Atkins	Chief Financial Officer	March 3, 2020
Benjamin A. Atkins	(Principal Financial Officer)

/s/ Eric Garcia	Vice President and Chief Accounting Officer	March 3, 2020
Eric Garcia	(Principal Accounting Officer)

/s/ Brian Belke	Director	March 3, 2020
Brian Belke

/s/ Matthew Bonanno	Director	March 3, 2020
Matthew Bonanno

/s/ Frank Chapman	Director	March 3, 2020
Frank Chapman

/s/ David Gallo	Director	March 3, 2020
David Gallo

/s/ Taewon Jun	Director	March 3, 2020
Taewon Jun

/s/ Avinash Kripalani	Director	March 3, 2020
Avinash Kripalani

/s/ Khalifa Abdulla Al Romaithi	Director	March 3, 2020
Khalifa Abdulla Al Romaithi

/s/ David Magid	Director	March 3, 2020
David Magid

/s/ Eric S. Rosenfeld	Director	March 3, 2020
Eric S. Rosenfeld

/s/ William Vrattos	Director	March 3, 2020
William Vrattos

/s/ Spencer Wells	Director	March 3, 2020
Spencer Wells