Form 10-Q
period 2020-03-31
NextDecade Corp.
filed 2020-05-18
CIK 1612720

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 13, 2020, the issuer had 120,623,534 shares of common stock outstanding.

NEXTDECADE CORPORATION

FORM 10-Q FOR THE QUARTER ENDED March 31, 2020

Organizational Structure

The following diagram depicts our abbreviated organizational structure as of March 31, 2020 with references to the names of certain entities discussed in this Quarterly Report on Form 10-Q.

Unless the context requires otherwise, references to “NextDecade,” the “Company,” “we,” “us” and “our” refer to NextDecade Corporation (NASDAQ: NEXT) and its consolidated subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NextDecade Corporation

Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	March 31,	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$58,279	$15,736
Investment securities	—	62,207
Prepaid expenses and other current assets	1,079	859
Total current assets	59,358	78,802
Property, plant and equipment, net	146,012	134,591
Operating lease right-of-use assets, net	730	1,054
Other non-current assets, net	12,677	6,748
Total assets	$218,777	$221,195

Liabilities, Series A and Series B Convertible Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable	$3,873	$11,912
Share-based compensation liability	182	182
Accrued liabilities and other current liabilities	8,749	8,751
Current operating lease liabilities	430	698
Total current liabilities	13,234	21,543
Non-current Common Stock Warrant liabilities	3,696	12,034
Non-current operating lease liabilities	—	3
Other non-current liabilities	15,000	—
Total liabilities	31,930	33,580

Commitments and contingencies (Note 13)

Series A Convertible Preferred Stock, $1,000 per share liquidation preference Issued and outstanding: 59,954 shares and 58,197 shares at March 31, 2020 and Balance at December 31, 2019, respectively	49,917	48,084
Series B Convertible Preferred Stock, $1,000 per share liquidation preference Issued and outstanding: 57,318 shares and 55,645 shares at March 31, 2020 and Balance at December 31, 2019, respectively	51,487	49,814

Stockholders’ equity
Common stock, $0.0001 par value Authorized: 480.0 million shares at March 31, 2020 and December 31, 2019 Issued and outstanding: 117.4 million shares and 117.3 million shares at March 31, 2020 and December 31, 2019, respectively	12	12
Treasury stock: 149,167 shares and 137,860 shares at March 31, 2020 and December 31, 2019, respectively, at cost	(742)	(685)
Preferred stock, $0.0001 par value Authorized: 0.9 million, after designation of the Series A and Series B Convertible Preferred Stock Issued and outstanding: none at March 31, 2020 and December 31, 2019	—	—
Additional paid-in-capital	218,972	224,091
Accumulated deficit	(132,799)	(133,701)
Total stockholders’ equity	85,443	89,717
Total liabilities, Series A and Series B Convertible Preferred Stock and stockholders’ equity	$218,777	$221,195

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenues	$—	$—
Operating Expenses
General and administrative expenses	6,814	12,019
Land option and lease expenses	411	428
Depreciation expense	16	41
Total operating expenses	7,241	12,488
Total operating loss	(7,241)	(12,488)
Other income (expense)
Gain (loss) on Common Stock Warrant liabilities	8,339	(197)
Loss on redemption of investment securities	(412)	—
Interest income, net	233	466
Other	(17)	176
Total other income	8,143	445
Net income (loss) attributable to NextDecade Corporation	902	(12,043)
Preferred stock dividends	(3,443)	(4,972)
Deemed dividends on Series A Convertible Preferred Stock	(76)	(551)
Net loss attributable to common stockholders	$(2,617)	$(17,566)

Net loss per common share - basic and diluted	$(0.02)	$(0.16)

Weighted average shares outstanding - basic and diluted	117,353	106,940

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation

Consolidated Statement of Stockholders’ Equity, Series A and Series B Convertible Preferred Stock

(in thousands)

(unaudited)

	Three Months Ended March 31, 2020
	Common Stock		Treasury Stock				Accumulated		Series A	Series B
		Par			Additional		Other	Total	Convertible	Convertible
		Value			Paid-in	Accumulated	Comprehensive	Stockholders’	Preferred	Preferred
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Stock	Stock
Balance at December 31, 2019	117,329	$12	137	$(685)	$224,091	$(133,701)	$—	$89,717	$48,084	$49,814
Share-based compensation	—	—	—	—	(1,600)	—	—	(1,600)	—	—
Restricted stock vesting	70	—	—	—	—	—	—	—	—	—
Shares repurchased related to share-based compensation	(11)	—	11	(57)	—	—	—	(57)	—	—
Preferred stock dividends	—	—	—	—	(3,443)	—	—	(3,443)	1,757	1,673
Deemed dividends - accretion of beneficial conversion feature	—	—	—	—	(76)	—	—	(76)	76	—
Net income	—	—	—	—	—	902	—	902	—	—
Balance at March 31, 2020	117,388	$12	148	$(742)	$218,972	$(132,799)	$—	$85,443	$49,917	$51,487

	Three Months Ended March 31, 2019
	Common Stock		Treasury Stock				Accumulated		Series A	Series B
		Par			Additional		Other	Total	Convertible	Convertible
		Value			Paid-in	Accumulated	Comprehensive	Stockholders’	Preferred	Preferred
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Stock	Stock
Balance at December 31, 2018	106,856	$11	6	$(35)	$180,862	$(97,617)	$—	$83,221	$40,091	$26,159
Adoption of ASC Topic 842	—	—	—	—	—	(213)	—	(213)	—	—
Adoption of ASU 2018-07	—	—	—	—	2,116	—	—	2,116	—	—
Share-based compensation	—	—	—	—	5,884	—	—	5,884	—	—
Restricted stock vesting	180	—	—	—	495	—	—	495	—	—
Shares repurchased related to share-based compensation	(65)	—	65	(260)	—	—	—	(260)	—	—
Preferred stock dividends	—	—	—	—	(4,972)	—	—	(4,972)	3,133	1,819
Deemed dividends - accretion of beneficial conversion feature	—	—	—	—	(551)	—	—	(551)	551	—
Net loss	—	—	—	—	—	(12,043)	—	(12,043)	—	—
Balance at March 31, 2019	106,971	$11	71	$(295)	$183,834	$(109,873)	$—	$73,677	$43,775	$27,978

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2020	2019
Operating activities:
Net income (loss) attributable to NextDecade Corporation	$902	$(12,043)
Adjustment to reconcile net income (loss) to net cash used in operating activities
Depreciation	16	41
Share-based compensation expense (forfeiture)	(1,860)	5,338
Gain (loss) on Common Stock Warrant liabilities	(8,339)	197
Gain on investment securities	—	(184)
Realized loss (gain) on investment securities	423	(11)
Amortization of right-of-use assets	324	184
Amortization of other non-current assets	177	—
Changes in operating assets and liabilities:
Prepaid expenses	(218)	(471)
Accounts payable	(28)	295
Operating lease liabilities	(271)	(205)
Accrued expenses and other liabilities	(5,364)	(1,148)
Net cash used in operating activities	(14,238)	(8,007)
Investing activities:
Acquisition of property, plant and equipment	(13,826)	(5,883)
Acquisition of other non-current assets	(6,107)	—
Proceeds from sale of investment securities	61,972	17,000
Purchase of investment securities	(188)	(439)
Net cash provided by investing activities	41,851	10,678
Financing activities:
Proceeds from sale of Rio Bravo	15,000	—
Preferred stock dividends	(13)	(11)
Shares repurchased related to share-based compensation	(57)	(260)
Net cash provided by (used in) financing activities	14,930	(271)
Net increase in cash and cash equivalents	42,543	2,400
Cash and cash equivalents – beginning of period	15,736	3,169
Cash and cash equivalents – end of period	$58,279	$5,569

Non-cash investing activities:
Accounts payable for acquisition of property, plant and equipment	$3,341	$864
Accrued liabilities for acquisition of property, plant and equipment	7,862	1,091
Non-cash financing activities:
Paid-in-kind dividends on Series A and Series B Convertible Preferred Stock	3,430	2,491
Dividends payable on Series A and Series B Convertible Preferred Stock charged to additional paid-in capital	—	2,481
Accretion of deemed dividends on Series A Convertible Preferred Stock	76	551

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation

Notes to Consolidated Financial Statements

(unaudited)

Note 1 — Background and Basis of Presentation

NextDecade Corporation engages in development activities related to the liquefaction and sale of liquefied natural gas (“LNG”). We have focused and continue to focus our development activities on the Rio Grande LNG terminal facility at the Port of Brownsville in southern Texas (the “Terminal”). We also have executed surface lease agreements with the City of Texas City and the State of Texas for a 994-acre site for another potential LNG terminal (the “Galveston Bay Terminal”).

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2019. In our opinion, all adjustments, consisting only of normal recurring items, which are considered necessary for a fair presentation of the unaudited consolidated financial statements, have been included. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the operating results for the full year.

Certain reclassifications have been made to conform prior period information to the current presentation.  The reclassifications did not have a material effect on our consolidated financial position, results of operations or cash flows.

Note 2 — Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Prepaid subscriptions	$238	$161
Prepaid insurance	162	292
Prepaid marketing and sponsorships	194	25
Other	485	381
Total prepaid expenses and other current assets	$1,079	$859

Note 3 — Investment Securities

We previously invested in Class L shares of the JPMorgan Managed Income Fund. The JPMorgan Managed Income Fund has an average maturity of approximately one year, duration of approximately six months, and approximately 24% of such fund’s holdings are AAA-rated with 0% non-investment grade rated.  In March 2020, we redeemed the balance of the JPMorgan Managed Income Fund and realized a loss of $0.4 million.

Investment securities consisted of the following (in thousands):

	March 31,		December 31,
	2020		2019
	Fair value	Cost	Fair value	Cost
JPMorgan Managed Income Fund	$—	$—	$62,207	$62,178

Note 4 — Sale of Equity Interests in Rio Bravo

On March 2, 2020, NextDecade LLC closed the transactions (the Closing”) contemplated by that certain Omnibus Agreement, dated February 13, 2020, with Spectra Energy Transmission II, LLC, a wholly owned subsidiary of Enbridge Inc. (“Buyer”), pursuant to which NextDecade LLC sold one hundred percent of the equity interests (the “Equity Interests”) in Rio Bravo Pipeline Company, LLC (“Rio Bravo”) to Buyer in consideration of (i) approximately $17.4 million plus (ii) the amount of direct and indirect costs incurred by Rio Bravo, the Company or any of its other affiliates in respect of the proposed Rio Bravo Pipeline, the 137-mile interstate natural gas pipeline (the “Pipeline”) being developed by Rio Bravo to supply natural gas to the Terminal, from October 1, 2019 through the Closing (the “Purchase Price”); provided, that the Purchase Price may not exceed $25 million. Buyer paid $15.0 million of the Purchase Price to NextDecade LLC at the Closing and the remainder will be paid within five business days after the date that Rio Grande has received, after a final positive investment decision, the initial funding of financing for the development, construction and operation of the Terminal. In connection with the Closing, Rio Grande LNG Gas Supply LLC, an indirect wholly-owned subsidiary of the Company ("Rio Grande Gas Supply"), entered into (i) a Precedent Agreement for Firm Natural Gas Transportation Service for the Rio Bravo Pipeline (the “RBPL Precedent Agreement”) with Rio Bravo and (ii) a Precedent Agreement for Natural Gas Transportation Service (the “VCP Precedent Agreement”) with Valley Crossing Pipeline, LLC (“VCP”). VCP and, as of the Closing, Rio Bravo are wholly owned subsidiaries of Enbridge Inc. The Valley Crossing Pipeline is owned and operated by VCP.

Pursuant to the RBPL Precedent Agreement, Rio Bravo agreed to provide Rio Grande Gas Supply with firm natural gas transportation services on the Pipeline in a quantity sufficient to match the full operational capacity of each proposed liquefaction train of the Terminal. Rio Bravo’s obligation to construct, install, own, operate and maintain the Pipeline is conditioned on its receipt, no later than December 31, 2023, of notice that Rio Grande Gas Supply or its affiliate has issued a full notice to proceed to the engineering, procurement and construction contractor (the “EPC Contractor”) for the construction of the Terminal. Under the RBPL Precedent Agreement, in consideration for the provision of such firm transportation services, Rio Bravo will be remunerated on a dollar-per-dekatherm, take-or-pay basis, subject to certain adjustments, over a term of at least twenty years, all in compliance with the federal and state authorizations associated with the Pipeline.

Pursuant to the VCP Precedent Agreement, VCP agreed to provide Rio Grande Gas Supply with natural gas transportation services on the Valley Crossing Pipeline in a quantity sufficient to match the commissioning requirements of each proposed liquefaction train of the Terminal. VCP’s obligation to construct, install, own, operate and maintain the necessary interconnection to the Terminal and the Pipeline is conditioned on its receipt, no later than December 31, 2023, of notice that Rio Grande Gas Supply or its affiliate has issued a full notice to proceed to the EPC Contractor for the construction of the Terminal. VCP will be responsible, at its sole cost and expense, to construct, install, own, operate and maintain the tap, riser and valve facilities (the “VCP Transporter Facilities”), which shall connect to Rio Grande Gas Supply’s custody transfer meter and such other facilities as necessary in order for the Terminal to receive gas from the VCP Transporter Facilities (the “Rio Grande Gas Supply Facilities”). Rio Grande Gas Supply will be responsible, at its sole cost and expense, to construct, install, own, operate and maintain the Rio Grande Gas Supply Facilities. Under the VCP Precedent Agreement, in consideration for the provision of the commissioning transportation services, VCP will be remunerated on the same dollar-per-dekatherm, take-or-pay basis as set forth in the RBPL Precedent Agreement for the duration of such commissioning services, all in compliance with the federal and state authorizations associated with the Valley Crossing Pipeline.

If Rio Grande or its affiliate fail to issue a full notice to proceed to the EPC Contractor on or prior to December 31, 2023, Buyer has the right to sell the Equity Interests back to NextDecade LLC and NextDecade LLC has the right to repurchase the Equity Interests from Buyer, in each case at a price not to exceed $23 million. Accordingly, the proceeds from the sale of the Equity Interests are presented as a non-current liability and the assets of Rio Bravo have not been de-recognized in the consolidated balance sheets at March 31, 2020.

Note 5 — Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Fixed Assets
Computers	$487	$487
Furniture, fixtures, and equipment	464	471
Leasehold improvements	429	547
Total fixed assets	1,380	1,505
Less: accumulated depreciation	(808)	(793)
Total fixed assets, net	572	712
Project Assets (not placed in service)
Terminal	132,339	121,081
Pipeline	13,101	12,798
Total Terminal and Pipeline assets	145,440	133,879
Total property, plant and equipment, net	$146,012	$134,591

Depreciation expense for each of the three months ended March 31, 2020 and 2019 was $16 thousand and $41 thousand, respectively.

Note 6 — Leases

Our leased assets primarily consist of office space and land sites.

Operating lease right-of-use assets are as follows (in thousands):

	March 31,	December 31,
	2020	2019
Office leases	$393	$610
Land leases	337	444
Total operating lease right-of-use assets, net	$730	$1,054

Operating lease liabilities are as follows (in thousands):

	March 31,	December 31,
	2020	2019
Office leases	$430	$698
Land leases	—	—
Total current lease liabilities	430	698
Non-current office leases	—	3
Non-current land leases	—	—
Total lease liabilities	$430	$701

Operating lease expense is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Office leases	$205	$116
Land leases	107	120
Total operating lease expense	312	236
Short-term lease expense	91	32
Land option expense	8	160
Total land option and lease expense	$411	$428

Maturity of operating lease liabilities as of March 31, 2020 are as follows (in thousands, except lease term and discount rate):

2020 (remaining)	$448
2021	—
2022	—
2023	—
2024	—
Thereafter	—
Total undiscounted lease payments	448
Discount to present value	(18)
Present value of lease liabilities	$430

Weighted average discount rate - percent	12

Other information related to our operating leases is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities:
Cash flows from operating activities	$259	$258
Noncash right-of-use assets recorded for operating lease liabilities:
Adoption of Topic 842	—	1,562

Note 7 — Other Non-Current Assets

Other non-current assets consisted of the following (in thousands)

	March 31,	December 31,
	2020	2019
Permitting costs(1)	$7,315	$2,621
Enterprise resource planning system, net	2,861	3,181
Rio Grande Site Lease initial direct costs	2,501	946
Total other non-current assets, net	$12,677	$6,748

(1)

Permitting costs primarily represent costs incurred in connection with permit applications to the United States Army Corps of Engineers and the U.S. Fish and Wildlife Service for mitigation measures for potential impacts to wetlands and habitat that may be caused by the construction of the Terminal and the Pipeline.

Note 8 — Accrued Liabilities and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Employee compensation expense	$242	$4,221
Project asset costs	7,862	2,503
Accrued legal services	307	1,060
Other accrued liabilities	338	967
Total accrued liabilities and other current liabilities	$8,749	$8,751

Note 9 – Preferred Stock and Common Stock Warrants

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

 In May 2019, we sold an aggregate of 20,945 shares of Series B Preferred Stock, at $1,000 per share for an aggregate purchase price of $20.945 million and we issued an additional 418 shares of Series B Preferred Stock in aggregate as origination fees to the purchase of such “Series B Preferred Stock. Warrants were issued together with such shares of Series B Preferred Stock.

The shares of Convertible Preferred Stock bear dividends at a rate of 12% per annum, which are cumulative and accrue daily from the date of issuance on the $1,000 stated value. Such dividends are payable quarterly and may be paid in cash or in-kind. During the three months ended  March 31, 2020 and 2019, the Company paid-in-kind $3.4 million and $11.2 million of dividends, respectively, to the holders of the Convertible Preferred Stock. On January 9, 2020, the Company declared dividends to the holders of the Convertible Preferred Stock as of the close of business on December 15, 2019. On January 15, 2020, the Company paid-in-kind $3.4 million of dividends to the holders of the Convertible Preferred Stock.

Common Stock Warrants

The Company revalues the Common Stock Warrants at each balance sheet date and recognized a gain of $8.3 million and a loss of $0.2 million as of March 31, 2020 and 2019, respectively. The Common Stock Warrant liabilities are included in Level 3 of the fair value hierarchy.

The Company used a Monte Carlo simulation model to estimate the fair value of the Common Stock Warrants using the following assumptions:

	March 31,	December 31,
	2020	2019
Stock price	$1.88	$6.14
Exercise price	$0.01	$0.01
Risk-free rate	0.2%	1.6%
Volatility	48.8%	27.6%
Term (years)	1.6	1.8

Beneficial Conversion Feature

ASC 470-20-20 – Debt – Debt with conversion and Other Options (“ASC 470-20”) defines a beneficial conversion feature (“BCF”) as a nondetachable conversion feature that is in the money at the issuance date. The Company was required by ASC 470-20 to allocate a portion of the proceeds from the Series A Preferred Stock equal to the intrinsic value of the BCF to additional paid-in capital. We are recording the accretion of the $2.5 million Series A Preferred Stock discount attributable to the BCF as a deemed dividend using the effective yield method over the period prior to the expected conversion date. Deemed dividends on the Series A Preferred Stock for each of the three months ended March 31, 2020 and March 31, 2019 was $0.1 million and $0.6 million, respectively.

Note 10 — Net Loss Per Share

The following table (in thousands, except for loss per share) reconciles basic and diluted weighted average common shares outstanding for each of the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
Weighted average common shares outstanding:
Basic	117,353	106,940
Dilutive unvested stock, convertible preferred stock, Common Stock Warrants and IPO Warrants	—	—
Diluted	117,353	106,940

Basic and diluted net loss per share attributable to common stockholders	$(0.02)	$(0.16)

Potentially dilutive securities not included in the diluted net loss per share computations because their effect would have been anti-dilutive were as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Unvested stock (1)	1,160	490
Convertible preferred stock	15,905	11,127
Common Stock Warrants	1,964	1,376
IPO Warrants(2)	12,082	12,082
Total potentially dilutive common shares	31,111	25,075

(1)

Does not include 2.8 million shares and 10.8 million shares for the three months ended March 31, 2020 and 2019, respectively, of unvested stock because the performance conditions had not yet been satisfied.

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

Note 11 — Share-based Compensation

We have granted shares of Company common stock and restricted Company common stock to employees, consultants and non-employee directors under our 2017 Omnibus Incentive Plan (the “2017 Plan”) and in connection with our special meeting of stockholders held on July 24, 2017.

Total share-based compensation consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Share-based compensation:
Equity awards	$(1,600)	$5,884
Liability awards	—	—
Total share-based compensation	(1,600)	5,884
Capitalized share-based compensation	(260)	(546)
Total share-based compensation expense	$(1,860)	$5,338

Note 12 — Income Taxes

Due to our cumulative loss position, we have established a full valuation allowance against our deferred tax assets at March 31, 2020 and December 31, 2019. Due to our full valuation allowance, we have not recorded a provision for federal or state income taxes during each of the three months ended March 31, 2020 and 2019.

In response to the global pandemic related to COVID-19, the President signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) on March 27, 2020.  The CARES Act provides numerous relief provisions for corporate tax payers, including modification of the utilization limitations on net operating losses, favorable expansions of the deduction for business interest expense under Internal Revenue Code Section 163(j), and the ability to accelerate timing of refundable AMT credits.  For the three months ended March 31, 2020, there were no material tax impacts to our consolidated financial statements as it relates to the CARES Act or other COVID-19 measures.  The Company continues to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and others.

Note 13 — Commitments and Contingencies

Obligation under LNG Sale and Purchase Agreement

In March 2019, we entered into a 20-year sale and purchase agreement (the “SPA”) with Shell NA LNG LLC (“Shell”) for the supply of approximately two million tonnes per annum of liquefied natural gas from the Terminal. Pursuant to the SPA, Shell will purchase LNG on a free-on-board (“FOB”) basis starting from the date the first liquefaction train of the Terminal that is commercially operable, with approximately three-quarters of the purchased LNG volume indexed to Brent and the remaining volume indexed to domestic United States gas indices, including Henry Hub.

In the first quarter of 2020, pursuant to the terms of the SPA, the SPA became effective upon the conditions precedent in the SPA being satisfied or waived.  The SPA obligates Rio Grande to deliver the contracted volumes of LNG to Shell at the FOB delivery point, subject to the first liquefaction train at the Terminal being commercially operable.

Legal Proceedings

From time to time the Company may be subject to various claims and legal actions that arise in the ordinary course of business. As of March 31, 2020, management is not aware of any claims or legal actions that, separately or in the aggregate, are likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows, although the Company cannot guarantee that a material adverse effect will not occur.

Note 14 — Subsequent Events

Extension of Contract Price Validity of Engineering, Procurement and Construction Contracts

On May 24, 2019, Rio Grande entered into two lump-sum separated turnkey engineering, procurement and construction agreements with Bechtel Oil, Gas and Chemicals, Inc. (“Bechtel”) for the construction of (i) two LNG trains with expected aggregate production capacity up to approximately 11.74 million tonnes per annum (“mtpa”), two 180,000m3 full containment LNG tanks, one marine loading berth, related utilities and facilities, and all related appurtenances thereto, together with certain additional work options (the “Trains 1 and 2 EPC Agreement”) and (ii) a LNG train with expected production capacity of up to approximately 5.87 mtpa, related utilities and facilities, and all related appurtenances  thereto (the “Train 3 EPC Agreement”).

By amendment dated April 22, 2020, Rio Grande and Bechtel amended the Trains 1 and 2 EPC Agreement to extend the contract price validity to July 31, 2020.  By amendment dated April 22, 2020, Rio Grande and Bechtel amended the Train 3 EPC Agreement to extend the contract price validity to July 31, 2020.

Rio Grande Site Lease

On March 6, 2019, Rio Grande entered into a lease agreement (the “Rio Grande Site Lease”) with the Brownsville Navigation District of Cameron County, Texas (“BND”) for the lease by Rio Grande of approximately 984 acres of land situated in Brownsville, Cameron County, Texas for the purposes of constructing, operating, and maintaining (i) a liquefied natural gas facility and export terminal and (ii) gas treatment and gas pipeline facilities.

On April 30, 2020, Rio Grande and the BND amended the Rio Grande Site Lease (the “Rio Grande Site Lease Amendment”) to extend the effective date for commencing the Rio Grande Site Lease to May 6, 2021 (the “Effective Date”).  The Rio Grande Site Lease Amendment further provides that Rio Grande has the right, exercisable in its sole discretion, to extend the Effective Date to May 6, 2022 by providing the BND with written notice of its election no later than the close of business on the Effective Date.

In connection with the Rio Grande Site Lease Amendment, Rio Grande is committed to pay approximately $1.5 million per quarter to the BND through the earlier of the Effective Date and lease commencement.

We have evaluated subsequent events through May 18, 2020, the date the financial statements were issued.  Any material subsequent events that occurred during this time have been properly recognized and/or disclosed in these financial statements.

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

Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ from those expressed in our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements are subject to change and inherent risks and uncertainties, including those described in the section titled “Risk Factors” in our most recent Annual Report on Form 10-K. You should consider our forward-looking statements in light of a number of factors that may cause actual results to vary from our forward-looking statements including, but not limited to:

●	our progress in the development of our liquefied natural gas (“LNG”) liquefaction and export projects and the timing of that progress;

●	our final investment decision (“FID”) in the construction and operation of a LNG terminal at the Port of Brownsville in southern Texas (the “Terminal”) and the timing of that decision;

●	the successful completion of the Terminal by third-party contractors and an approximately 137-mile pipeline to supply gas to the Terminal being developed by a third-party (the “Pipeline”) ;

●	our ability to secure additional debt and equity financing in the future to complete the Terminal;

●	the accuracy of estimated costs for the Terminal;

●	statements that the Terminal, when completed, will have certain characteristics, including amounts of liquefaction capacities;

●	the development risks, operational hazards, regulatory approvals applicable to the Terminal’s and the third-party pipeline's construction and operations activities;

●	our anticipated competitive advantage and technological innovation which may render our anticipated competitive advantage obsolete;

●	the global demand for and price of natural gas (versus the price of imported LNG);

●	the availability of LNG vessels worldwide;

●	changes in legislation and regulations relating to the LNG industry, including environmental laws and regulations that impose significant compliance costs and liabilities;

●

the 2019 novel coronavirus ("COVID-19") pandemic and its impact on our business and operating results, including any disruptions in our operations or development of the Terminal and the health and safety of our employees, and on our customers, the global economy and the demand for LNG;

●	risks related to doing business in and having counterparties in foreign countries;

●	our ability to maintain the listing of our securities on a securities exchange or quotation medium;

●	changes adversely affecting the business in which we are engage;

●	management of growth;

●	general economic conditions;

●	our ability to generate cash;

●	compliance with environmental laws and regulations; and

●	the result of future financing efforts and applications for customary tax incentives.

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

Overview

NextDecade Corporation is a LNG development company focused on LNG export projects in the State of Texas. We have focused and continue to focus our development activities on the Terminal and have undertaken and continue to undertake various initiatives to evaluate, design and engineer the Terminal that we expect will result in demand for LNG supply at the Terminal, which would enable us to seek construction financing to develop the Terminal. We believe the Terminal possesses competitive advantages in several important areas, including, engineering, design, commercial, regulatory, and gas supply. We submitted a pre-filing request for the Terminal and the Pipeline to the Federal Energy Regulatory Commission (the “FERC”) in March 2015 and filed a formal application with the FERC in May 2016. In November 2019, the FERC issued an order authorizing the siting, construction and operation of the Terminal and the Pipeline.  We also believe we have robust commercial offtake and gas supply strategies.

Unless the context requires otherwise, references to “NextDecade,” “the Company,” “we,” “us,” and “our” refer to NextDecade Corporation and its consolidated subsidiaries.

Recent Developments

FERC Order for Terminal

On November 22, 2019, the FERC issued an order authorizing the siting, construction and operation of the Terminal (the “FERC Order”).  Following receipt of the FERC Order two requests for re-hearing were filed. One of those requests for rehearing also requested that the FERC stay the FERC Order. On January 22, 2020, the FERC issued an order extending the time by which it would respond to these requests for rehearing. On January 23, 2020, the FERC issued its Order on Rehearing and Stay, by which FERC denied all re-hearings and requests for stay.  The parties who filed the requests for re-hearing have petitioned the U.S. Court of Appeals for the District of Columbia to review the FERC Order and the FERC order denying rehearing, and that appeal is still pending. Similar appeals are also pending in the U.S. Court of Appeals for the Fifth Circuit, in respect of other permits issued by the Texas Commission on Environment Quality, the U.S. Army Corps of Engineers and the U.S. Fish and Wildlife Service.

Sale of Rio Bravo Pipeline Company, LLC

On March 2, 2020, NextDecade LLC closed the transactions (the Closing”) contemplated by that certain Omnibus Agreement, dated February 13, 2020, with Spectra Energy Transmission II, LLC, a wholly owned subsidiary of Enbridge Inc. (“Buyer”), pursuant to which NextDecade LLC sold one hundred percent of the equity interests (the “Equity Interests”) in Rio Bravo Pipeline Company, LLC (“Rio Bravo”) to Buyer in consideration of (i) approximately $17.4 million plus (ii) the amount of direct and indirect costs incurred by Rio Bravo, the Company or any of its other affiliates in respect of the proposed Rio Bravo Pipeline, the 137-mile interstate natural gas pipeline (the “Pipeline”) being developed by Rio Bravo to supply natural gas to the Terminal, from October 1, 2019 through the Closing (the “Purchase Price”); provided, that the Purchase Price may not exceed $25 million. Buyer paid $15.0 million of the Purchase Price to NextDecade LLC at the Closing and the remainder will be paid within five business days after the date that Rio Grande has received, after a final positive investment decision, the initial funding of financing for the development, construction and operation of the Terminal. In connection with the Closing, Rio Grande LNG Gas Supply LLC, an indirect wholly-owned subsidiary of the Company ("Rio Grande Gas Supply"), entered into (i) a Precedent Agreement for Firm Natural Gas Transportation Service for the Rio Bravo Pipeline (the “RBPL Precedent Agreement”) with Rio Bravo and (ii) a Precedent Agreement for Natural Gas Transportation Service (the “VCP Precedent Agreement”) with Valley Crossing Pipeline, LLC (“VCP”). VCP and, as of the Closing, Rio Bravo are wholly owned subsidiaries of Enbridge Inc. The Valley Crossing Pipeline is owned and operated by VCP.

Pursuant to the RBPL Precedent Agreement, Rio Bravo agreed to provide Rio Grande Gas Supply with firm natural gas transportation services on the Pipeline in a quantity sufficient to match the full operational capacity of each proposed liquefaction train of the Terminal. Rio Bravo’s obligation to construct, install, own, operate and maintain the Pipeline is conditioned on its receipt, no later than December 31, 2023, of notice that Rio Grande Gas Supply or its affiliate has issued a full notice to proceed to the engineering, procurement and construction contractor (the “EPC Contractor”) for the construction of the Terminal. Under the RBPL Precedent Agreement, in consideration for the provision of such firm transportation services, Rio Bravo will be remunerated on a dollar-per-dekatherm, take-or-pay basis, subject to certain adjustments, over a term of at least twenty years, all in compliance with the federal and state authorizations associated with the Pipeline.

Pursuant to the VCP Precedent Agreement, VCP agreed to provide Rio Grande Gas Supply with natural gas transportation services on the Valley Crossing Pipeline in a quantity sufficient to match the commissioning requirements of each proposed liquefaction train of the Terminal. VCP’s obligation to construct, install, own, operate and maintain the necessary interconnection to the Terminal and the Pipeline is conditioned on its receipt, no later than December 31, 2023, of notice that Rio Grande Gas Supply or its affiliate has issued a full notice to proceed to the EPC Contractor for the construction of the Terminal. VCP will be responsible, at its sole cost and expense, to construct, install, own, operate and maintain the tap, riser and valve facilities (the “VCP Transporter Facilities”), which shall connect to Rio Grande Gas Supply’s custody transfer meter and such other facilities as necessary in order for the Terminal to receive gas from the VCP Transporter Facilities (the “Rio Grande Gas Supply Facilities”). Rio Grande Gas Supply will be responsible, at its sole cost and expense, to construct, install, own, operate and maintain the Rio Grande Gas Supply Facilities. Under the VCP Precedent Agreement, in consideration for the provision of the commissioning transportation services, VCP will be remunerated on the same dollar-per-dekatherm, take-or-pay basis as set forth in the RBPL Precedent Agreement for the duration of such commissioning services, all in compliance with the federal and state authorizations associated with the Valley Crossing Pipeline.

If Rio Grande or its affiliate fail to issue a full notice to proceed to the EPC Contractor on or prior to December 31, 2023, Buyer has the right to sell the Equity Interests back to NextDecade LLC and NextDecade LLC has the right to repurchase the Equity Interests from Buyer, in each case at a price not to exceed $23 million.

Rio Grande Site Lease

On March 6, 2019, Rio Grande entered into a lease agreement (the “Rio Grande Site Lease”) with the Brownsville Navigation District of Cameron County, Texas (the "BND") for the lease by Rio Grande of approximately 984 acres of land situated in Brownsville, Cameron County, Texas for the purposes of constructing, operating, and maintaining (i) a liquefied natural gas facility and export terminal and (ii) gas treatment and gas pipeline facilities.

On April 30, 2020, Rio Grande and the BND amended the Rio Grande Site Lease (the “Rio Grande Site Lease Amendment”) to extend the effective date for commencing the Rio Grande Site Lease to May 6, 2021 (the “Effective Date”).  The Rio Grande Site Lease Amendment further provides that Rio Grande has the right, exercisable in its sole discretion, to extend the Effective Date to May 6, 2022 by providing the BND with written notice of its election no later than the close of business on the Effective Date.

On January 27, 2020, the City of Port Isabel, Texas and other parties filed a lawsuit in state court in Cameron County against the BND seeking to enjoin the federally-authorized siting, construction, and operation of LNG terminals on land owned by the BND.

COVID-19 Pandemic and its Effect on our Business

The business environment in which we operate has been impacted by the recent downturn in the energy market as well as the outbreak of COVID-19 and its progression into a pandemic in March 2020.  In response to the COVID-19 pandemic, on March 25, 2020, the SEC issued an order under Section 36 of the Exchange Act, Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies (Release No. 34-88465) (the "Order"), which allows registrants to delay the filing of certain reports under Section 13(a) or 15(d) of the Exchange Act by up to 45 days after the original filing deadline if a registrant is unable to meet such original filing deadline due to circumstances related to the COVID-19 pandemic.

We relied on the Order to delay the filing of this Quarterly Report on Form 10-Q due to the circumstances related to COVID-19.  In particular, COVID-19 has caused disruptions in our business and operations, including, among other things, the closing of our offices and requiring our staff to work from home beginning in March 2020.  Additionally, resources involved in our financial reporting have been and continue to be involved in actions taken to respond to the COVID-19 pandemic.

We have modified and continue to modify certain business and workforce practices to protect the safety and welfare of our employees.  Furthermore, we have implemented and continue to implement certain mitigation efforts to ensure business continuity. As stated above, in March 2020, we implemented social distancing and work from home policies among other things.

On May 18, 2020 we reopened our offices.  We will continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers, employees, and prospects, or on our financial results for the remainder of fiscal year 2020 or beyond.

Liquidity and Capital Resources

Capital Resources

We have funded and continue to fund the development of the Terminal and general working capital needs through our cash on hand and proceeds from the issuances of equity and equity-based securities. Our capital resources consisted of approximately $58.3 million of cash and cash equivalents as of March 31, 2020.

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Operating cash flows	$(14,238)	$(8,007)
Investing cash flows	41,851	10,678
Financing cash flows	14,930	(271)

Net increase in cash and cash equivalents	42,543	2,400
Cash and cash equivalents – beginning of period	15,736	3,169
Cash and cash equivalents – end of period	$58,279	$5,569

Operating Cash Flows

Operating cash outflows during the three months ended March 31, 2020 and 2019 were $14.2 million and $8.0 million, respectively. The increase in operating cash outflows during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily related to additional employees and an increase in professional fees.

Investing Cash Flows

Investing cash inflows during the three months ended March 31, 2020 and 2019 were $41.9 million and $10.7 million, respectively. The investing cash inflows during the three months ended March 31, 2020 were primarily the result of the sale of $62.0 million of investment securities partially offset by cash used in the development of the Terminal of $19.9 million. The investing cash inflows during the three months ended March 31, 2019 were primarily the result of the sale of $17.0 million of investment securities partially offset by cash used in the development of the Terminal.

Financing Cash Flows

Financing cash inflows (outflows) during the three months ended March 31, 2020 and 2019 were $14.9 million and $(0.3) million, respectively. For the three months ended March 31, 2020 financing cash inflows were primarily the result of $15.0 million of proceeds from the sale of Rio Bravo.

Pre-FID Liquidity

In 2020, we expect to incur $72 million on pre-FID development activities in support of the Terminal. Approximately $46 million of these costs were incurred in the first quarter of 2020, including: (i) approximately $23 million in engineering, procurement and permitting activities in support of the FERC process, including the approval to commence full site preparation activities; (ii) approximately $6 million for the acquisition of required environmental mitigation land, and (iii) approximately $6 million for the payment of 2019 bonus compensation and one-time information technology costs.

To preserve pre-FID liquidity, we have implemented certain measures to manage costs:

●

Since December 31, 2019, full-time headcount has decreased by 18 percent. Additionally, in May 2020, we furloughed 14 percent of our full-time headcount until we have better clarity on the COVID-19 pandemic’s impact on the current global LNG market.

●	Our Chief Executive Officer and certain other members of our executive team have voluntarily reduced their base salaries by ten percent for the remainder of 2020.
●	We and Bechtel have agreed to a limited scope of ongoing work which will provide for continued engineering progress for the Terminal.
●	Over the next few months, we will reduce our office space under lease and defer additional information technology spending until FID is achieved.

We believe that the above-listed measures will ensure that we can sustain pre-FID development activities through year-end 2021. Beginning in the second quarter of 2020, we expect pre-FID development spending to average just over $2 million per month.  We believe that the measures taken to manage costs will not negatively affect our ability to successfully deliver the Terminal and will create value for stockholders.

Capital Development Activities

We are primarily engaged in developing the Terminal, which may require additional capital to support further project development, engineering, regulatory approvals and compliance, and commercial activities in advance of a FID made to finance and construct the Terminal. Even if successfully completed, the Terminal will not begin to operate and generate significant cash flows until at least several years from now. Construction of the Terminal would not begin until, among other requirements for project financing, all required federal, state and local permits have been obtained. As a result, our business success will depend, to a significant extent, upon our ability to obtain the funding necessary to construct the Terminal, to bring it into operation on a commercially viable basis and to finance our staffing, operating and expansion costs during that process.

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

Contractual Obligations

There have been no material changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Results of Operations

The following table summarizes costs, expenses and other income for the periods indicated (in thousands):

	For the Three Months Ended
	March 31,
	2020	2019	Change
Revenues	$—	$—	$—
General and administrative expenses	6,814	12,019	(5,205)
Land option and lease expenses	411	428	(17)
Depreciation expense	16	41	(25)
Operating loss	(7,241)	(12,488)	5,247
Gain (loss) on Common Stock Warrant liabilities	8,339	(197)	8,536
Loss on redemption of investment securities	(412)	—	(412)
Interest income (loss), net	233	466	(233)
Other	(17)	176	(193)
Net income (loss) attributable to NextDecade Corporation	902	(12,043)	12,945
Preferred stock dividends	(3,443)	(4,972)	1,529
Deemed dividends on Series A Convertible Preferred Stock	(76)	(551)	475
Net loss attributable to common stockholders	$(2,617)	$(17,566)	$14,949

Our consolidated net income was $0.9 million, or $0.02 per share (basic and diluted), for the three months ended March 31, 2020 compared to a net loss of $12.0 million, or $0.16 per share (basic and diluted), for the three months ended March 31, 2019. The $13.0 million decrease in net loss was primarily a result of decreased general and administrative expenses and a gain on Common Stock Warrant liabilities discussed separately below.

General and administrative expenses during the three months ended March 31, 2020 decreased $5.2 million compared to the same period in 2019 primarily due to a decrease in share-based compensation expense of $7.2 million partially offset by an increase in expenses related to additional employees, increased professional fees and travel costs, and increased marketing and conference sponsorship costs.  The decrease in share-based compensation expense is primarily a result of forfeitures of restricted stock during the three months ended March 31, 2020.

Gain on Common Stock Warrant liabilities for the three months ended March 31, 2020 is primarily due to a decrease in the share price of Company common stock from December 31, 2019 to the re-measurement date at March 31, 2020. Loss on Common Stock Warrant liabilities for the three months ended March 31, 2019 is primarily due to an increase in the share price of Company common stock from December 31, 2018 to the re-measurement date at March 31, 2019.

Interest income (loss), net during the three months ended March 31, 2020 decreased $0.2 million, compared to the same period in 2019 due to lower average balances maintained in our cash, cash equivalent and investment securities accounts and a realized loss on sale of investment securities of $0.4 million during the three months ended March 31, 2020.

Preferred stock dividends of $3.4 million for the three months ended March 31, 2020 were paid-in-kind with the issuances of 1,757 additional shares of Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), and 1,673 additional shares of Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), compared to preferred stock dividends of $5.0 million for the three months ended March 31, 2019 of which $2.5 million were paid-in-kind with the issuances of 1,561 additional shares of Series A Preferred Stock and 919 additional shares of Series B Preferred Stock. The $2.5 million of dividends were declared on March 22, 2019.

Deemed dividends on the Series A Preferred Stock for the three months ended March 31, 2020 represents the accretion of the beneficial conversion feature associated with the Series A Preferred Stock issued in the third quarter of 2018. Due to the price of our common stock as of the closing date of the Series B Preferred Stock, the Series B Preferred Stock does not have a beneficial conversion feature.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2020.

Summary of Critical Accounting Estimates

The preparation of our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make certain estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. There have been no significant changes to our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of “our disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal quarter ended March 31, 2020. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 1A. Risk Factors

The information presented below updates, and should be read in conjunction with, the risk factors disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.  Except as presented below, there were no changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

The outbreak of COVID-19 and volatility in the energy markets may materially and adversely affect our business, financial condition, operating results, cash flow, liquidity and prospects, including our efforts to reach a final investment decision with respect to the Rio Grande LNG Terminal.

The outbreak of COVID-19 and its development into a pandemic in March 2020 have resulted in significant disruption globally. Actions taken by various governmental authorities, individuals and companies around the world to prevent the spread of COVID-19 have restricted travel, business operations, and the overall level of individual movement and in-person interaction across the globe. Furthermore, the impact of the pandemic, including a resulting reduction in demand for natural gas, coupled with the sharp decline in commodity prices following the announcement of price reductions and production increases in March 2020 by members of the Organization of the Petroleum Exporting Countries (“OPEC”)  has led to significant global economic contraction generally and in our industry in particular. While an agreement to cut production has since been announced by OPEC and its allies, the situation, coupled with the impact of COVID-19, has continued to result in a significant downturn in the oil and gas industry. Prospects for the development and financing of the Terminal are based in part on factors including global economic conditions that have been, and are likely to continue to be, adversely affected by the COVID-19 pandemic.

The COVID-19 pandemic has caused us to modify our business practices, including by restricting employee travel, requiring employees to work remotely and cancelling physical participation in meetings, events and conferences, and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by COVID-19 or otherwise be satisfactory to government authorities. If a number of our employees were to contract COVID-19 at the same time, our operations could be adversely affected.

A sustained disruption in the capital markets from the COVID-19 pandemic, specifically with respect to the energy industry, could negatively impact our ability to raise capital. In the past, we have financed our operations by the issuance of equity securities. However, we cannot predict when the macro-economic disruption stemming from COVID-19 will ebb or when the economy will return to pre-COVID-19 levels, if at all. This macro-economic disruption may disrupt our ability to raise additional capital to finance our operations in the future, which could materially and adversely affect our business, financial condition and prospects, and could ultimately cause our business to fail.

The COVID-19 pandemic may also have the effect of heightening many of the other risks described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, such as risks related to the development of the Terminal, postponement in making a positive FID, doing business in foreign countries, obtaining governmental approvals, and exported LNG remaining a competitive source of energy for international markets, global demand for and price of natural gas, and fluctuation in the price of our common stock.

The extent to which COVID-19 ultimately impacts our business, results of operations and financial condition will depend on future developments, which are uncertain and cannot be predicted, including, but not limited to, the duration and spread of COVID-19, its severity, the actions to contain COVID-19 or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after COVID-19 has subsided, we may continue to experience materially adverse impacts to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future, and lasting effects on the price of natural gas.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer

The following table summarizes stock repurchases for the three months ended March 31, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as a Part of Publicly Announced Plans	Maximum Number of Units That May Yet Be Purchased Under the Plans
January 2020	9,824	$5.46	—	—
February 2020	—	—	—	—
March 2020	1,483	1.95	—	—

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

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1(1)	Second Amended and Restated Certificate of Incorporation of NextDecade Corporation, dated July 24, 2017.
3.2(2)	Amended and Restated Bylaws of NextDecade Corporation, dated July 24, 2017.
3.3(3)	Certificate of Designations of Series A Convertible Preferred Stock, dated August 9, 2018.
3.4(4)	Certificate of Designations of Series B Convertible Preferred Stock, dated September 28, 2018.
3.5(5)	Certificate of Amendment to Certificate of Designations of Series A Convertible Preferred Stock, dated July 12, 2019
3.6(6)	Certificate of Amendment to Certificate of Designations of Series B Convertible Preferred Stock, dated July 12, 2019
3.7(7)	Certificate of Increase to Certificate of Designations of Series A Convertible Preferred Stock of NextDecade Corporation, dated July 15, 2019
3.8(8)	Certificate of Increase to Certificate of Designations of Series B Convertible Preferred Stock of NextDecade Corporation, dated July 15, 2019
4.1(9)	Specimen Common Share Certificate.
4.2(10)	Specimen Unit Certificate.
4.3(11)	Specimen Warrant Certificate.
4.4(12)	Form of Warrant Agreement between Harmony Merger Corp. and Continental Stock Transfer & Trust Company.
4.5(13)	Form of Warrant Agreement for the Series A Warrants.
4.6(14)	Form of Warrant Agreement for the Series B Warrants.
10.1*+¥	Omnibus Agreement, entered into as of February 13, 2020, between NextDecade LNG, LLC and Spectra Energy Transmission II, LLC.
10.2*+	Precedent Agreement for Firm Natural Gas Transportation Service, made and entered into as of March 2, 2020, by and between Rio Grande LNG Gas Supply LLC and Rio Bravo Pipeline Company, LLC.
10.3*+	Precedent Agreement for Natural Gas Transportation Service, made and entered into as of March 2, 2020, by and between Rio Grande LNG Gas Supply LLC and Valley Crossing Pipeline, LLC.
10.4(15)	First Amendment to Lease Agreement, made and entered into as of April 30, 2020, by and between Brownsville Navigation District of Cameron County, Texas and Rio Grande LNG, LLC.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

(1)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed July 28, 2017.
(2)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed July 28, 2017.
(3)	Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-3, filed December 20, 2018.
(4)	Incorporated by reference to Exhibit 3.4 of the Registrant’s Quarterly Report on Form 10-Q, filed November 9, 2018.
(5)	Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K, filed July 15, 2019.
(6)	Incorporated by reference to Exhibit 3.2 of the Registrant's Current Report on Form 8-K, filed July 15, 2019.
(7)	Incorporated by reference to Exhibit 3.7 of the Registrant's Quarterly Report on Form 10-Q, filed August 6, 2019.
(8)	Incorporated by reference to Exhibit 3.8 of the Registrant's Quarterly Report on Form 10-Q, filed August 6, 2019.
(9)	Incorporated by reference to Exhibit 4.2 of the Amendment No. 2 to the Registrant’s Registration Statement on Form S-1, filed October 10, 2014.
(10)	Incorporated by reference to Exhibit 4.1 of the Amendment No. 7 to the Registrant’s Registration Statement on Form S-1, filed March 13, 2015.
(11)	Incorporated by reference to Exhibit 4.3 of the Amendment No. 7 to the Registrant’s Registration Statement on Form S-1, filed March 13, 2015.
(12)	Incorporated by reference to Exhibit 4.4 of the Amendment No. 7 to the Registrant’s Registration Statement on Form S-1, filed March 13, 2015.
(13)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed August 7, 2018.
(14)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed August 24, 2018.
(15)	Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed May 4, 2020.

*	Filed herewith.
**	Furnished herewith.
†	Indicates management contract or compensatory plan.
+

Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The registrant agrees to furnish a supplementary copy of such exhibit to the Securities and Exchange Commission upon request.

¥	Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTDECADE CORPORATION

Date: May 18, 2020	By:	/s/ Matthew K. Schatzman
Matthew K. Schatzman
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 18, 2020	By:	/s/ Benjamin A. Atkins
Benjamin A. Atkins
Chief Financial Officer
(Principal Financial Officer)