Form 10-Q
period 2020-06-30
NextDecade Corp.
filed 2020-08-06
CIK 1612720

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 31, 2020, the issuer had 120,654,363 shares of common stock outstanding.

NEXTDECADE CORPORATION

FORM 10-Q FOR THE QUARTER ENDED June 30, 2020

Organizational Structure

The following diagram depicts our abbreviated organizational structure as of June 30, 2020 with references to the names of certain entities discussed in this Quarterly Report on Form 10-Q.

Unless the context requires otherwise, references to “NextDecade,” the “Company,” “we,” “us” and “our” refer to NextDecade Corporation (NASDAQ: NEXT) and its consolidated subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NextDecade Corporation

Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	June 30,	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$37,579	$15,736
Investment securities	—	62,207
Prepaid expenses and other current assets	878	859
Total current assets	38,457	78,802
Property, plant and equipment, net	150,051	134,591
Operating lease right-of-use assets, net	1,004	1,054
Other non-current assets, net	13,917	6,748
Total assets	$203,429	$221,195

Liabilities, Series A and Series B Convertible Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable	$519	$11,912
Share-based compensation liability	182	182
Accrued liabilities and other current liabilities	1,294	8,751
Current operating lease liabilities	638	698
Total current liabilities	2,633	21,543
Non-current common stock warrant liabilities	4,261	12,034
Non-current operating lease liabilities	166	3
Other non-current liabilities	15,000	—
Total liabilities	22,060	33,580

Commitments and contingencies (Note 13)

Series A Convertible Preferred Stock, $1,000 per share liquidation preference Issued and outstanding: 61,743 shares and 58,197 shares at June 30, 2020 and December 31, 2019, respectively	51,727	48,084
Series B Convertible Preferred Stock, $1,000 per share liquidation preference Issued and outstanding: 59,023 shares and 55,645 shares at June 30, 2020 and December 31, 2019, respectively	53,192	49,814

Stockholders’ equity
Common stock, $0.0001 par value Authorized: 480.0 million shares at June 30, 2020 and December 31, 2019 Issued and outstanding: 117.5 million shares and 117.3 million shares at June 30, 2020 and December 31, 2019, respectively	12	12
Treasury stock: 177,549 shares and 137,860 shares at June 30, 2020 and December 31, 2019, respectively, at cost	(796)	(685)
Preferred stock, $0.0001 par value Authorized: 0.9 million, after designation of the Series A and Series B Convertible Preferred Stock Issued and outstanding: none at June 30, 2020 and December 31, 2019	—	—
Additional paid-in-capital	215,807	224,091
Accumulated deficit	(138,573)	(133,701)
Total stockholders’ equity	76,450	89,717
Total liabilities, Series A and Series B Convertible Preferred Stock and stockholders’ equity	$203,429	$221,195

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues	$—	$—	$—	$—
Operating expenses
General and administrative expense (recovery)	4,700	(5,076)	11,515	6,960
Invitation to bid contract costs	—	10,163	—	10,163
Land option and lease expense	447	451	858	862
Depreciation expense	64	43	80	85
Total operating expenses	5,211	5,581	12,453	18,070
Total operating loss	(5,211)	(5,581)	(12,453)	(18,070)
Other income (expense)
(Loss) gain on common stock warrant liabilities	(565)	(1,641)	7,774	(1,838)
Loss on redemption of investment securities	—	—	(412)	—
Interest income, net	2	409	235	875
Other	—	94	(16)	271
Total other (expense) income	(563)	(1,138)	7,581	(692)
Net loss attributable to NextDecade Corporation	(5,774)	(6,719)	(4,872)	(18,762)
Preferred stock dividends	(3,509)	—	(6,952)	(4,972)
Deemed dividends on Series A Convertible Preferred Stock	(21)	(488)	(97)	(1,039)
Net loss attributable to common stockholders	$(9,304)	$(7,207)	$(11,921)	$(24,773)

Net loss per common share - basic and diluted	$(0.08)	$(0.07)	$(0.10)	$(0.23)

Weighted average shares outstanding - basic and diluted	117,388	107,061	117,370	107,001

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation

Consolidated Statement of Stockholders’ Equity, Series A and Series B Convertible Preferred Stock

(in thousands)

(unaudited)

	For the Three Months Ended June 30, 2020
	Common Stock		Treasury Stock					Series A	Series B
		Par			Additional		Total	Convertible	Convertible
		Value			Paid-in	Accumulated	Stockholders’	Preferred	Preferred
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Stock	Stock
Balance at March 31, 2020	117,388	$12	148	$(742)	$218,972	$(132,799)	$85,443	$49,917	$51,487
Share-based compensation	—	—	—	—	365	—	365	—	—
Restricted stock vesting	134	—	—	—	—	—	—	—	—
Shares repurchased related to share-based compensation	(30)	—	30	(54)	—	—	(54)	—	—
Preferred stock dividends	—	—	—	—	(3,509)	—	(3,509)	1,789	1,705
Deemed dividends - accretion of beneficial conversion feature	—	—	—	—	(21)	—	(21)	21	—
Net income (loss)	—	—	—	—	—	(5,774)	(5,774)	—	—
Balance at June 30, 2020	117,492	$12	178	$(796)	$215,807	$(138,573)	$76,450	$51,727	$53,192

	For the Six Months Ended June 30, 2020
	Common Stock		Treasury Stock					Series A	Series B
		Par			Additional		Total	Convertible	Convertible
		Value			Paid-in	Accumulated	Stockholders’	Preferred	Preferred
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Stock	Stock
Balance at December 31, 2019	117,329	$12	137	$(685)	$224,091	$(133,701)	$89,717	$48,084	$49,814
Share-based compensation	—	—	—	—	(1,235)	—	(1,235)	—	—
Restricted stock vesting	204	—	—	—	—	—	—	—	—
Shares repurchased related to share-based compensation	(41)	—	41	(111)	—	—	(111)	—	—
Preferred stock dividends	—	—	—	—	(6,952)	—	(6,952)	3,546	3,378
Deemed dividends - accretion of beneficial conversion feature	—	—	—	—	(97)	—	(97)	97	—
Net income	—	—	—	—	—	(4,872)	(4,872)	—	—
Balance at June 30, 2020	117,492	$12	178	$(796)	$215,807	$(138,573)	$76,450	$51,727	$53,192

The accompanying notes are an integral part of these unaudited consolidated financial statements.

	For the Three Months Ended June 30, 2019
	Common Stock		Treasury Stock				Accumulated		Series A	Series B
		Par			Additional		Other	Total	Convertible	Convertible
		Value			Paid-in	Accumulated	Comprehensive	Stockholders’	Preferred	Preferred
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Stock	Stock
Balance at March 31, 2019	106,971	$11	71	$(295)	$183,834	$109,873	$—	$73,677	$43,775	$27,978
Share-based compensation	—	—	—	—	(12,972)	—	—	(12,972)	—	—
Restricted stock vesting	230	—	—	—	—	—	—	—	—	—
Shares repurchased related to share-based compensation	(32)	—	32	(171)	—	—	—	(171)	—	—
Preferred stock dividends	—	—	—	—	—	—	—	—	—	19,009
Deemed dividends - accretion of beneficial conversion feature	—	—	—	—	(488)	—	—	(488)	488	—
Net income	—	—	—	—	—	(6,719)	—	(6,719)	—	—
Balance at June 30, 2019	107,169	$11	103	$(466)	$170,374	$(116,592)	$—	$53,327	$44,263	$46,987

	For the Six Months Ended June 30, 2019
	Common Stock		Treasury Stock				Accumulated		Series A	Series B
		Par			Additional		Other	Total	Convertible	Convertible
		Value			Paid-in	Accumulated	Comprehensive	Stockholders’	Preferred	Preferred
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Stock	Stock
Balance at December 31, 2018	106,856	$11	6	$(35)	$180,862	$(97,617)	$—	$83,221	$40,091	$26,159
Adoption of ASC Topic 842	—	—	—	—	—	(213)	—	(213)	—	—
Adoption of ASU 2018-07	—	—	—	—	2,116	—	—	2,116	—	—
Share-based compensation	—	—	—	—	(7,088)	—	—	(7,088)	—	—
Restricted stock vesting	410	—	—	—	495	—	—	495	—	—
Shares repurchased related to share-based compensation	(97)	—	97	(431)	—	—	—	(431)	—	—
Issuance of Series B Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	19,009
Preferred stock dividends	—	—	—	—	(4,972)	—	—	(4,972)	3,133	1,819
Deemed dividends - accretion of beneficial conversion feature	—	—	—	—	(1,039)	—	—	(1,039)	1,039	—
Net loss	—	—	—	—	—	(18,672)	—	(18,762)	—	—
Balance at June 30, 2019	107,169	$11	103	$(466)	$170,374	$(116,592)	$—	$53,327	$44,263	$46,987

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2020	2019
Operating activities:
Net loss attributable to NextDecade Corporation	$(4,872)	$(18,762)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	80	85
Share-based compensation expense (forfeiture)	(1,596)	(7,817)
(Gain) loss on common stock warrant liabilities	(7,774)	1,838
Gain on investment securities	—	(280)
Realized loss (gain) on investment securities	423	(34)
Amortization of right-of-use assets	655	399
Amortization of other non-current assets	688	—
Changes in operating assets and liabilities:
Prepaid expenses	(17)	(342)
Accounts payable	(384)	546
Operating lease liabilities	(502)	(266)
Accrued expenses and other liabilities	(5,483)	(601)
Net cash used in operating activities	(18,782)	(25,234)
Investing activities:
Acquisition of property, plant and equipment	(28,163)	(14,077)
Acquisition of other non-current assets	(7,857)	—
Proceeds from sale of investment securities	61,972	36,000
Purchase of investment securities	(188)	(15,803)
Net cash provided by investing activities	25,764	6,120
Financing activities:
Proceeds from sale of Rio Bravo	15,000	—
Proceeds from equity issuance	—	20,945
Preferred stock dividends	(28)	(26)
Shares repurchased related to share-based compensation	(111)	(431)
Net cash provided by financing activities	14,861	20,488
Net increase in cash and cash equivalents	21,843	1,374
Cash and cash equivalents – beginning of period	15,736	3,169
Cash and cash equivalents – end of period	$37,579	$4,543

Non-cash investing activities:
Accounts payable for acquisition of property, plant and equipment	$342	$958
Accrued liabilities for acquisition of property, plant and equipment	529	1,058
Non-cash financing activities:
Paid-in-kind dividends on Series A and Series B Convertible Preferred Stock	6,924	4,952
Accretion of deemed dividends on Series A Convertible Preferred Stock	97	1,039

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2019. In our opinion, all adjustments, consisting only of normal recurring items, which are considered necessary for a fair presentation of the unaudited consolidated financial statements, have been included. The results of operations for the three months ended June 30, 2020 are not necessarily indicative of the operating results for the full year.

Certain reclassifications have been made to conform prior period information to the current presentation.  The reclassifications did not have a material effect on our consolidated financial position, results of operations or cash flows.

Note 2 — Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Prepaid subscriptions	$298	$161
Prepaid insurance	75	292
Prepaid marketing and sponsorships	194	25
Other	311	381
Total prepaid expenses and other current assets	$878	$859

Note 3 — Investment Securities

We previously invested in Class L shares of the JPMorgan Managed Income Fund. In March 2020, we redeemed the balance of the JPMorgan Managed Income Fund and realized a loss of $0.4 million.

Investment securities consisted of the following (in thousands):

	June 30,		December 31,
	2020		2019
	Fair value	Cost	Fair value	Cost
JPMorgan Managed Income Fund	$—	$—	$62,207	$62,178

Note 4 — Sale of Equity Interests in Rio Bravo

On March 2, 2020, NextDecade LLC closed the transactions (the Closing”) contemplated by that certain Omnibus Agreement, dated February 13, 2020, with Spectra Energy Transmission II, LLC, a wholly owned subsidiary of Enbridge Inc. (“Buyer”), pursuant to which NextDecade LLC sold one hundred percent of the equity interests (the “Equity Interests”) in Rio Bravo Pipeline Company, LLC (“Rio Bravo”) to Buyer in consideration of (i) approximately $17.4 million plus (ii) the amount of direct and indirect costs incurred by Rio Bravo, the Company or any of its other affiliates in respect of the proposed Rio Bravo Pipeline, the 137-mile interstate natural gas pipeline (the “Pipeline”) being developed by Rio Bravo to supply natural gas to the Terminal, from October 1, 2019 through the Closing (the “Purchase Price”); provided, that the Purchase Price may not exceed $25 million. Buyer paid $15.0 million of the Purchase Price to NextDecade LLC at the Closing and the remainder will be paid within five business days after the date that Rio Grande has received, after a final positive investment decision, the initial funding of financing for the development, construction and operation of the Terminal. In connection with the Closing, Rio Grande LNG Gas Supply LLC, an indirect wholly-owned subsidiary of the Company (“Rio Grande Gas Supply”), entered into (i) a Precedent Agreement for Firm Natural Gas Transportation Service for the Rio Bravo Pipeline (the “RBPL Precedent Agreement”) with Rio Bravo and (ii) a Precedent Agreement for Natural Gas Transportation Service (the “VCP Precedent Agreement”) with Valley Crossing Pipeline, LLC (“VCP”). VCP and, as of the Closing, Rio Bravo are wholly owned subsidiaries of Enbridge Inc. The Valley Crossing Pipeline is owned and operated by VCP.

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

If Rio Grande or its affiliate fail to issue a full notice to proceed to the EPC Contractor on or prior to December 31, 2023, Buyer has the right to sell the Equity Interests back to NextDecade LLC and NextDecade LLC has the right to repurchase the Equity Interests from Buyer, in each case at a price not to exceed $23 million. Accordingly, the proceeds from the sale of the Equity Interests are presented as a non-current liability and the assets of Rio Bravo have not been de-recognized in the consolidated balance sheets at June 30, 2020.

Note 5 — Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Fixed Assets
Computers	$487	$487
Furniture, fixtures, and equipment	464	471
Leasehold improvements	428	547
Total fixed assets	1,379	1,505
Less: accumulated depreciation	(873)	(793)
Total fixed assets, net	506	712
Project Assets (not placed in service)
Terminal	136,444	121,081
Pipeline	13,101	12,798
Total Terminal and Pipeline assets	149,545	133,879
Total property, plant and equipment, net	$150,051	$134,591

Depreciation expense was $64 thousand and $43 thousand for the three months ended June 30, 2020 and 2019, respectively, and $80 thousand and $85 thousand for the six months ended June 30, 2020 and 2019, respectively.

Note 6 — Leases

Our leased assets primarily consist of office space and land sites.

Operating lease right-of-use assets are as follows (in thousands):

	June 30,	December 31,
	2020	2019
Office leases	$779	$610
Land leases	225	444
Total operating lease right-of-use assets, net	$1,004	$1,054

Operating lease liabilities are as follows (in thousands):

	June 30,	December 31,
	2020	2019
Office leases	$638	$698
Land leases	—	—
Total current lease liabilities	638	698
Non-current office leases	166	3
Non-current land leases	—	—
Total lease liabilities	$804	$701

Operating lease expense is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Office leases	$248	$146	$453	$262
Land leases	112	121	219	241
Total operating lease expense	360	267	672	503
Short-term lease expense	86	25	177	40
Land option expense	1	159	9	319
Total land option and lease expense	$447	$451	$858	$862

Maturity of operating lease liabilities as of June 30, 2020 are as follows (in thousands, except lease term and discount rate):

2020 (remaining)	$353
2021	508
2022	—
2023	—
2024	—
Thereafter	—
Total undiscounted lease payments	861
Discount to present value	(57)
Present value of lease liabilities	$804

Weighted average remaining lease term - years	1.2
Weighted average discount rate - percent	12.0

Other information related to our operating leases is as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities:
Cash flows from operating activities	$461	$367
Noncash right-of-use assets recorded for operating lease liabilities:
Adoption of Topic 842	—	1,562
In exchange for new operating lease liabilities during the period	605	446

Note 7 — Other Non-Current Assets

Other non-current assets consisted of the following (in thousands)

	June 30,	December 31,
	2020	2019
Permitting costs(1)	$7,362	$2,621
Enterprise resource planning system, net	2,512	3,181
Rio Grande Site Lease initial direct costs	4,043	946
Total other non-current assets, net	$13,917	$6,748

(1)

Permitting costs primarily represent costs incurred in connection with permit applications to the United States Army Corps of Engineers and the U.S. Fish and Wildlife Service for mitigation measures for potential impacts to wetlands and habitat that may be caused by the construction of the Terminal and the Pipeline.

Note 8 — Accrued Liabilities and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Employee compensation expense	$478	$4,221
Terminal and Pipeline asset costs	529	2,503
Accrued legal services	35	1,060
Other accrued liabilities	252	967
Total accrued liabilities and other current liabilities	$1,294	$8,751

Note 9 – Preferred Stock and Common Stock Warrants

Preferred Stock

In August 2018, we sold an aggregate of 50,000 shares of Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock), at $1,000 per share for an aggregate purchase price of $50 million and we issued an additional 1,000 shares of Series A Preferred Stock in aggregate as origination fees to the purchasers of the Series A Preferred Stock.  In September 2018, we sold an aggregate of 29,055 shares of Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock” and, together with the Series A Preferred Stock, the “Convertible Preferred Stock”), at $1,000 per share for an aggregate purchase price of $29.055 million and we issued an additional 581 shares of Series B Preferred Stock in aggregate as origination fees to the purchasers of the Series B Preferred Stock. Warrants, exercisable for Company common stock, were issued together with the shares of Series A Preferred Stock and the Series B Preferred Stock (collectively, “Common Stock Warrants”).

 In May 2019, we sold an aggregate of 20,945 shares of Series B Preferred Stock, at $1,000 per share for an aggregate purchase price of $20.945 million and we issued an additional 418 shares of Series B Preferred Stock in aggregate as origination fees to the purchasers of such shares of Series B Preferred Stock. Common Stock Warrants were issued together with such shares of Series B Preferred Stock.

The shares of Convertible Preferred Stock bear dividends at a rate of 12% per annum, which are cumulative and accrue daily from the date of issuance on the $1,000 stated value. Such dividends are payable quarterly and may be paid in cash or in-kind. During the six months ended June 30, 2020 and 2019, the Company paid-in-kind $6.9 million and $4.9 million of dividends, respectively, to the holders of the Convertible Preferred Stock.  On July 14, 2020, the Company declared dividends to the holders of the Convertible Preferred Stock as of the close of business on June 15, 2020.  On July 15, 2020, the Company paid-in-kind $3.6 million of dividends to the holders of the Convertible Preferred Stock.

Common Stock Warrants

The Company revalues the Common Stock Warrants at each balance sheet date and recognized losses of $0.6 million and $1.6 million during the three months ended June 30, 2020 and 2019, respectively, and a gain of $7.8 million and a loss of $1.8 million during the six months ended June 30, 2020 and 2019, respectively. The Common Stock Warrant liabilities are included in Level 3 of the fair value hierarchy.

The Company used a Monte Carlo simulation model to estimate the fair value of the Common Stock Warrants using the following assumptions:

	June 30,	December 31,
	2020	2019
Stock price	$2.16	$6.14
Exercise price	$0.01	$0.01
Risk-free rate	0.2%	1.6%
Volatility	61.3%	27.6%
Term (years)	1.3	1.8

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

Note 10 — Net Loss Per Share

The following table (in thousands, except for loss per share) reconciles basic and diluted weighted average common shares outstanding for each of the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Weighted average common shares outstanding:
Basic	117,388	107,061	117,370	107,001
Dilutive unvested stock, convertible preferred stock, Common Stock Warrants and IPO Warrants	—	—	—	—
Diluted	117,388	107,061	117,370	107,001

Basic and diluted net loss per share attributable to common stockholders	$(0.08)	$(0.07)	$(0.10)	$(0.23)

Potentially dilutive securities not included in the diluted net loss per share computations because their effect would have been anti-dilutive were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Unvested stock (1)	930	605	1,034	548
Convertible preferred stock	16,380	12,647	16,143	11,891
Common Stock Warrants	1,971	1,542	1,967	1,462
IPO Warrants(2)	12,082	12,082	12,082	12,082
Total potentially dilutive common shares	31,363	26,876	31,226	25,983

(1)

Does not include 3.0 million shares for each of the three and six months ended June 30, 2020 and 4.1 million shares for the three and six months ended June 30, 2019, of unvested stock because the performance conditions had not yet been satisfied as of June 30, 2020 and 2019, respectively.

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

Total share-based compensation consisted of the following (in thousands):

	Three months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Share-based compensation:
Equity awards	$365	$(12,972)	$(1,235)	$(7,088)
Liability awards	—	(20)	—	(20)
Total share-based compensation	365	(12,992)	(1,235)	(7,108)
Capitalized share-based compensation	(101)	(163)	(361)	(709)
Total share-based compensation expense	$264	$(13,155)	$(1,596)	$(7,817)

Note 12 — Income Taxes

Due to our cumulative loss position, we have established a full valuation allowance against our deferred tax assets at June 30, 2020 and December 31, 2019. Due to our full valuation allowance, we have not recorded a provision for federal or state income taxes during either of the three and six months ended June 30, 2020 or 2019.

In response to the global pandemic related to COVID-19, the President signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) on March 27, 2020.  The CARES Act provides numerous relief provisions for corporate tax payers, including modification of the utilization limitations on net operating losses, favorable expansions of the deduction for business interest expense under Internal Revenue Code Section 163(j), and the ability to accelerate timing of refundable AMT credits.  For the three and six months ended June 30, 2020, there were no material tax impacts to our consolidated financial statements from the CARES Act or other COVID-19 measures.  The Company continues to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and others.

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

Legal Proceedings

From time to time the Company may be subject to various claims and legal actions that arise in the ordinary course of business. As of  June 30, 2020, management is not aware of any claims or legal actions that, separately or in the aggregate, are likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows, although the Company cannot guarantee that a material adverse effect will not occur.

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

●

the 2019 novel coronavirus (“COVID-19”) pandemic and its impact on our business and operating results, including any disruptions in our operations or development of the Terminal and the health and safety of our employees, and on our customers, the global economy and the demand for LNG;

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

Overview

NextDecade Corporation engages in development activities related to the liquefaction and sale of LNG. We have focused and continue to focus our development activities on the Terminal and have undertaken and continue to undertake various initiatives to evaluate, design and engineer the Terminal that we expect will result in demand for LNG supply at the Terminal, which would enable us to seek construction financing to develop the Terminal. We believe the Terminal possesses competitive advantages in several important areas, including, engineering, design, commercial, regulatory, and gas supply. We submitted a pre-filing request for the Terminal and the Pipeline to the Federal Energy Regulatory Commission (the “FERC”) in March 2015 and filed a formal application with the FERC in May 2016. In November 2019, the FERC issued an order authorizing the siting, construction and operation of the Terminal and the Pipeline.  We also believe we have robust commercial offtake and gas supply strategies.

Unless the context requires otherwise, references to “NextDecade,” “the Company,” “we,” “us,” and “our” refer to NextDecade Corporation and its consolidated subsidiaries.

Recent Developments

Permits and FERC Order for Terminal

On December 12, 2018, the Texas Commission on Environmental Quality (“TCEQ”) Commissioners voted to issue a series of air permits for the Terminal. Following receipt of such air permits, certain plaintiffs filed requests for hearing and a motion for reconsideration, which were denied by the TCEQ. The plaintiffs then petitioned the U.S. Court of Appeals for the Fifth Circuit to review the TCEQ's grant of such air permits. On July 31, 2020, the U.S. Court of Appeals for the Fifth Circuit dismissed the plaintiffs’ petition for lack of standing and upheld the validity of the air permits for the Terminal.

On November 22, 2019, the FERC issued an order authorizing the siting, construction and operation of the Terminal (the “FERC Order”).  Following receipt of the FERC Order two requests for re-hearing were filed. One of those requests for rehearing also requested that the FERC stay the FERC Order. On January 22, 2020, the FERC issued an order extending the time by which it would respond to these requests for rehearing. On January 23, 2020, the FERC issued its Order on Rehearing and Stay, by which FERC denied all re-hearings and requests for stay.  The parties who filed the requests for re-hearing have petitioned the U.S. Court of Appeals for the District of Columbia to review the FERC Order and the FERC order denying rehearing, and that appeal is still pending. Similar appeals are also pending in the U.S. Court of Appeals for the Fifth Circuit in respect of other permits issued by the U.S. Army Corps of Engineers and the U.S. Fish and Wildlife Service.

Sale of Rio Bravo Pipeline Company, LLC

On March 2, 2020, NextDecade LLC closed the transactions (the Closing”) contemplated by that certain Omnibus Agreement, dated February 13, 2020, with Spectra Energy Transmission II, LLC, a wholly owned subsidiary of Enbridge Inc. (“Buyer”), pursuant to which NextDecade LLC sold one hundred percent of the equity interests (the “Equity Interests”) in Rio Bravo Pipeline Company, LLC (“Rio Bravo”) to Buyer in consideration of (i) approximately $17.4 million plus (ii) the amount of direct and indirect costs incurred by Rio Bravo, the Company or any of its other affiliates in respect of the proposed Rio Bravo Pipeline, the 137-mile interstate natural gas pipeline (the “Pipeline”) being developed by Rio Bravo to supply natural gas to the Terminal, from October 1, 2019 through the Closing (the “Purchase Price”); provided, that the Purchase Price may not exceed $25 million. Buyer paid $15.0 million of the Purchase Price to NextDecade LLC at the Closing and the remainder will be paid within five business days after the date that Rio Grande has received, after a final positive investment decision, the initial funding of financing for the development, construction and operation of the Terminal. In connection with the Closing, Rio Grande LNG Gas Supply LLC, an indirect wholly-owned subsidiary of the Company (“Rio Grande Gas Supply”), entered into (i) a Precedent Agreement for Firm Natural Gas Transportation Service for the Rio Bravo Pipeline (the “RBPL Precedent Agreement”) with Rio Bravo and (ii) a Precedent Agreement for Natural Gas Transportation Service (the “VCP Precedent Agreement”) with Valley Crossing Pipeline, LLC (“VCP”). VCP and, as of the Closing, Rio Bravo are wholly owned subsidiaries of Enbridge Inc. The Valley Crossing Pipeline is owned and operated by VCP.

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

On January 27, 2020, the City of Port Isabel, Texas and other parties filed a lawsuit in state court in Cameron County against the BND seeking to enjoin the federally-authorized siting, construction, and operation of LNG terminals on land owned by the BND. On August 5, 2020, the state court dismissed the lawsuit.

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

Terminal Optimization

The original front-end engineering and design for the Terminal was based on six LNG trains capable of producing 27 mtpa of LNG for export. The technologies that were selected and filed with the FERC in 2015 and 2016 have evolved over the five-year permitting period; the LNG trains are now more efficient and will produce more LNG with lower total carbon dioxide equivalent (“CO2e”) emissions. Multiple optimizations have been identified that will lead to the delivery of a world-class LNG project capable of producing 27 mtpa with just five LNG trains instead of six.

Implementation of these optimizations will result in several environmental and community benefits when compared with our original six-train project including (i) approximately 21 percent lower CO2e emissions, (ii) shortened construction timeline for the full 27 mtpa project, (iii) reduced facility footprint, and (iv) an expected reduction in traffic on roadways.

On account of these optimizations, we will, in due course, vacate Train 6 as Rio Grande is now capable of producing the same planned total LNG volumes with just five trains. Future development of Train 6 will require us to secure authorization from FERC, the U.S. Department of Energy, and any other relevant federal or state agency with jurisdiction over the export project.

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

Liquidity and Capital Resources

Capital Resources

We have funded and continue to fund the development of the Terminal and general working capital needs through our cash on hand and proceeds from the issuance of equity and equity-based securities.  Our capital resources consisted of approximately $37.6 million of cash and cash equivalents as of June 30, 2020.

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash for the periods presented (in thousands):

	Six Months Ended
	June 30,
	2020	2019
Operating cash flows	$(18,782)	$(25,234)
Investing cash flows	25,764	6,120
Financing cash flows	14,861	20,488

Net increase in cash and cash equivalents	21,843	1,374
Cash and cash equivalents – beginning of period	15,736	3,169
Cash and cash equivalents – end of period	$37,579	$4,543

Operating Cash Flows

Operating cash outflows during the six months ended June 30, 2020 and 2019 were $18.8 million and $25.2 million, respectively.  The decrease in operating cash outflows during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily related the absence of invitation to bid contract costs in the six months ended June 30, 2020.

Investing Cash Flows

Investing cash inflows during the six months ended June 30, 2020 and 2019 were $25.8 million and $6.1 million, respectively. The investing cash inflows during the six months ended June 30, 2020 were primarily the result of  the sale of investment securities of $62.0 million partially offset by cash used in the development of the Terminal of  $36.0 million. The investing cash inflows during the six months ended June 30, 2019 were primarily the result of the sale of $36.0 million of investment securities partially offset by cash used in the development of the Terminal and Pipeline of $14.1 million and the purchase of investment securities of $15.8 million.

Financing Cash Flows

Financing cash inflows during the six months ended June 30, 2020 and 2019 were $14.9 million and $20.5 million, respectively. For the six months ended June 30, 2020 financing cash inflows were primarily the result of proceeds from the sale of Rio Bravo of $15.0 million.  For the six months ended June 30, 2019 financing cash inflows were primarily the result of proceeds from the sale of Series B Preferred Stock.

Pre-FID Liquidity

In 2020, we expect to incur $72 million on pre-FID development activities in support of the Terminal. Approximately $10 million and $56 million of these costs were incurred in the three and six months ended June 30, 2020, respectively.  During the three months ended June 30, 2020, we incurred $3 million in engineering, procurement, and permitting activities in support of the FERC process.  These costs will be significantly reduced in future periods due to the completion of required pre-FID permitting activities.  To preserve pre-FID liquidity, we have implemented certain measures to manage costs:

●

Since December 31, 2019, full-time headcount has decreased 18 percent. Additionally, in May 2020, we furloughed 14 percent of our full-time headcount until we have better clarity on the COVID-19 pandemic’s impact on the current global LNG market.

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

We believe that the above listed measures will ensure that we can sustain pre-FID development activities through year-end 2021.  We expect pre-FID development spending to average approximately $2 million per month through year-end 2021.  We believe that the measures taken to manage costs will not negatively affect our ability to successfully deliver the Terminal and will create value for stockholders.

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

Results of Operations

The following table summarizes costs, expenses and other income for the periods indicated (in thousands):

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2020	2019	Change	2020	2019	Change
Revenues	$—	$—	$—	$—	$—	$—
General and administrative expense (recovery)	4,700	(5,076)	9,776	11,515	6,960	4,555
Invitation to bid contract costs	—	10,163	(10,163)	—	10,163	(10,163)
Land option and lease expense	447	451	(4)	858	862	(4)
Depreciation expense	64	43	21	80	85	(5)
Operating loss	(5,211)	(5,581)	370	(12,453)	(18,070)	5,617
(Loss) gain on common stock warrant liabilities	(565)	(1,641)	1,076	7,774	(1,838)	9,612
Loss on redemption of investment securities	—	—	—	(412)	—	(412)
Interest income, net	2	409	(407)	235	875	(640)
Other	—	94	(94)	(16)	271	(287)
Net loss attributable to NextDecade Corporation	(5,774)	(6,719)	945	(4,872)	(18,762)	13,890
Preferred stock dividends	(3,509)	—	(3,509)	(6,952)	(4,972)	(1,980)
Deemed dividends on Series A Convertible Preferred Stock	(21)	(488)	467	(97)	(1,039)	942
Net loss attributable to common stockholders	$(9,304)	$(7,207)	$(2,097)	$(11,921)	$(24,773)	$12,852

Our consolidated net loss was $9.3 million, or $0.08 per common share (basic and diluted), for the three months ended June 30, 2020 compared to a net loss of $7.2 million, or $0.07 per common share (basic and diluted), for the three months ended June 30, 2019.  The $2.1 million increase in net loss was primarily a result of preferred stock dividends, increased general and administrative expenses and loss on common stock warrant liabilities, partially offset by the absence of invitation to bid contract costs.

Our consolidated net loss was $11.9 million, or $0.10 per common share (basic and diluted), for the six months ended June 30, 2020 compared to a net loss of $24.8 million, or $0.23 per common share (basic and diluted), for the six months ended June 30, 2019.  The $12.9 million decrease in net loss was primarily a result of the absence of invitation to bid contract costs and an increase in the gain on common stock warrant liabilities, partially offset by increases in general and administrative expense and preferred stock dividends, discussed separately below.

General and administrative expense during the three months ended June 30, 2020 increased $9.8 million compared to the same period in 2019 primarily due to an increase in share-based compensation expense of $13.4 million partially offset by decreases in professional fees, travel expenses and marketing and conference sponsorship costs.  The increase in share-based compensation expense is primarily due to forfeitures during the three months ended June 30, 2019.

General and administrative expense during the six months ended June 30, 2020 increased $4.6 million compared to the same period in 2019 primarily due to an increase in share-based compensation expense of $6.2 million partially offset by decreases in travel expenses and marketing and conference sponsorship costs.  The increase in share-based compensation expense is primarily due to forfeitures during the six months ended June 30, 2019.

(Loss) gain on common stock warrant liabilities for the three and six months ended June 30, 2020 and 2019 is primarily due to changes in the share price of Company common stock.

Interest income, net during the three and six months ended June 30, 2020 decreased $0.4 million and $0.6 million, respectively, compared to the same periods in 2019, due to lower average balances maintained in our cash, cash equivalent and investment securities accounts.

Preferred stock dividends for the three and six months ended June 30, 2020 of $3.5 million and $7.0 million , respectively, consisted of dividends paid-in kind with the issuance of 1,789 and 3,546 additional shares of Series A Convertible Preferred Stock, respectively, par value $0.0001 per share (the “Series A Preferred Stock”), and 1,705 and 3,378 additional shares of Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), respectively, compared to preferred stock dividends of nil and $5.0 million for the three and six months ended June 30, 2019 of which $5.0 million were paid-in-kind.

Deemed dividends on the Series A Preferred Stock for the three and six months ended June 30, 2020 represents the accretion of the beneficial conversion feature associated with the Series A Preferred Stock issued in the third quarter of 2018. Due to the price of our common stock as of the closing date of the Series B Preferred Stock, the Series B Preferred Stock does not have a beneficial conversion feature.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2020.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of “our disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal quarter ended June 30, 2020. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2020, our disclosure controls and procedures were effective.

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

The outbreak of COVID-19 and its development into a pandemic in March 2020 have resulted in significant disruption globally. Actions taken by various governmental authorities, individuals and companies around the world to prevent the spread of COVID-19 have restricted travel, business operations, and the overall level of individual movement and in-person interaction across the globe. Furthermore, the impact of the pandemic, including a resulting reduction in demand for natural gas, coupled with the sharp decline in commodity prices following the announcement of price reductions and production increases in March 2020 by members of the Organization of the Petroleum Exporting Countries (“OPEC”)  led to significant global economic contraction generally and in our industry in particular. While an agreement to cut production was announced by OPEC and its allies, the situation, coupled with the impact of COVID-19, has continued to result in a significant downturn in the oil and gas industry. Prospects for the development and financing of the Terminal are based in part on factors including global economic conditions that have been, and are likely to continue to be, adversely affected by the COVID-19 pandemic.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer

The following table summarizes stock repurchases for the six months ended June 30, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as a Part of Publicly Announced Plans	Maximum Number of Units That May Yet Be Purchased Under the Plans
April 2020	1,803	$1.69	—	—
May 2020	9,422	1.66	—	—
June 2020	16,988	2.22	—	—

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

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1(1)	Second Amended and Restated Certificate of Incorporation of NextDecade Corporation, dated July 24, 2017.
3.2(2)	Amended and Restated Bylaws of NextDecade Corporation, dated July 24, 2017.
3.3(3)	Certificate of Designations of Series A Convertible Preferred Stock, dated August 9, 2018.
3.4(4)	Certificate of Designations of Series B Convertible Preferred Stock, dated September 28, 2018.
3.5(5)	Certificate of Amendment to Certificate of Designations of Series A Convertible Preferred Stock, dated July 12, 2019
3.6(6)	Certificate of Amendment to Certificate of Designations of Series B Convertible Preferred Stock, dated July 12, 2019
3.7(7)	Certificate of Increase to Certificate of Designations of Series A Convertible Preferred Stock of NextDecade Corporation, dated July 15, 2019
3.8(8)	Certificate of Increase to Certificate of Designations of Series B Convertible Preferred Stock of NextDecade Corporation, dated July 15, 2019
4.1(9)	Specimen Common Share Certificate.
4.2(10)	Specimen Unit Certificate.
4.3(11)	Specimen Warrant Certificate.
4.4(12)	Form of Warrant Agreement between Harmony Merger Corp. and Continental Stock Transfer & Trust Company.
4.5(13)	Form of Warrant Agreement for the Series A Warrants.
4.6(14)	Form of Warrant Agreement for the Series B Warrants.
10.1(15)	First Amendment to Lease Agreement, made and entered into as of April 30, 2020, by and between Brownsville Navigation District of Cameron County, Texas and Rio Grande LNG, LLC.
10.2*+	First Amendment to the Fixed Priced Turnkey Agreement for the Engineering, Procurement and Construction of Trains 1 and 2 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of April 22, 2020, by and between Rio Grande LNG, LLC and Bechtel, Oil, Gas and Chemicals, Inc.
10.3*+

First Amendment to the Fixed Priced Turnkey Agreement for the Engineering, Procurement and Construction of Train 3 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of April 22, 2020, by and between Rio Grande LNG, LLC and Bechtel, Oil, Gas and Chemicals, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed July 28, 2017.
(2)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed July 28, 2017.
(3)	Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-3, filed December 20, 2018.
(4)	Incorporated by reference to Exhibit 3.4 of the Registrant’s Quarterly Report on Form 10-Q, filed November 9, 2018.
(5)	Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K, filed July 15, 2019.
(6)	Incorporated by reference to Exhibit 3.2 of the Registrant's Current Report on Form 8-K, filed July 15, 2019.
(7)	Incorporated by reference to Exhibit 3.7 of the Registrant's Quarterly Report on Form 10-Q, filed August 6, 2019.
(8)	Incorporated by reference to Exhibit 3.8 of the Registrant's Quarterly Report on Form 10-Q, filed August 6, 2019.
(9)	Incorporated by reference to Exhibit 4.2 of the Amendment No. 2 to the Registrant’s Registration Statement on Form S-1, filed October 10, 2014.
(10)	Incorporated by reference to Exhibit 4.1 of the Amendment No. 7 to the Registrant’s Registration Statement on Form S-1, filed March 13, 2015.
(11)	Incorporated by reference to Exhibit 4.3 of the Amendment No. 7 to the Registrant’s Registration Statement on Form S-1, filed March 13, 2015.
(12)	Incorporated by reference to Exhibit 4.4 of the Amendment No. 7 to the Registrant’s Registration Statement on Form S-1, filed March 13, 2015.
(13)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed August 7, 2018.
(14)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed August 24, 2018.
(15)	Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed May 4, 2020.

*	Filed herewith.
**	Furnished herewith.
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

NEXTDECADE CORPORATION

Date: August 6, 2020	By:	/s/ Matthew K. Schatzman
Matthew K. Schatzman
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2020	By:	/s/ Benjamin A. Atkins
Benjamin A. Atkins
Chief Financial Officer
(Principal Financial Officer)