Form 10-Q
period 2020-09-30
NextDecade Corp.
filed 2020-11-04
CIK 1612720

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 30, 2020, the issuer had 120,517,339 shares of common stock outstanding.

NEXTDECADE CORPORATION

FORM 10-Q FOR THE QUARTER ENDED September 30, 2020

Organizational Structure

The following diagram depicts our abbreviated organizational structure as of September 30, 2020 with references to the names of certain entities discussed in this Quarterly Report on Form 10-Q.

Unless the context requires otherwise, references to “NextDecade,” the “Company,” “we,” “us” and “our” refer to NextDecade Corporation (NASDAQ: NEXT) and its consolidated subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NextDecade Corporation

Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	September 30,	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$29,933	$15,736
Investment securities	—	62,207
Prepaid expenses and other current assets	800	859
Total current assets	30,733	78,802
Property, plant and equipment, net	158,363	134,591
Operating lease right-of-use assets, net	675	1,054
Other non-current assets, net	15,096	6,748
Total assets	$204,867	$221,195

Liabilities, Series A and Series B Convertible Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable	$561	$11,912
Share-based compensation liability	182	182
Accrued liabilities and other current liabilities	1,374	8,751
Current common stock warrant liabilities	4,655	—
Current operating lease liabilities	596	698
Total current liabilities	7,368	21,543
Non-current common stock warrant liabilities	1,233	12,034
Non-current operating lease liabilities	—	3
Other non-current liabilities	21,670	—
Total liabilities	30,271	33,580

Commitments and contingencies (Note 13)

Series A Convertible Preferred Stock, $1,000 per share liquidation preference Issued and outstanding: 63,586 shares and 58,197 shares at September 30, 2020 and December 31, 2019, respectively	53,586	48,084
Series B Convertible Preferred Stock, $1,000 per share liquidation preference Issued and outstanding: 60,780 shares and 55,645 shares at September 30, 2020 and December 31, 2019, respectively	54,949	49,814

Stockholders’ equity
Common stock, $0.0001 par value Authorized: 480.0 million shares at September 30, 2020 and December 31, 2019 Issued and outstanding: 117.7 million shares and 117.3 million shares at September 30, 2020 and December 31, 2019, respectively	12	12
Treasury stock: 281,036 shares and 137,860 shares at September 30, 2020 and December 31, 2019, respectively, at cost	(1,007)	(685)
Preferred stock, $0.0001 par value Authorized: 0.9 million, after designation of the Series A and Series B Convertible Preferred Stock Issued and outstanding: none at September 30, 2020 and December 31, 2019	—	—
Additional paid-in-capital	212,807	224,091
Accumulated deficit	(145,751)	(133,701)
Total stockholders’ equity	66,061	89,717
Total liabilities, Series A and Series B Convertible Preferred Stock and stockholders’ equity	$204,867	$221,195

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues	$—	$—	$—	$—
Operating expenses
General and administrative expense	5,069	3,579	16,582	10,405
Invitation to bid contract costs	—	—	—	10,163
Land option and lease expense	423	754	1,281	1,750
Depreciation expense	65	80	146	164
Total operating expenses	5,557	4,413	18,009	22,482
Total operating loss	(5,557)	(4,413)	(18,009)	(22,482)
Other income (expense)
(Loss) gain on common stock warrant liabilities	(1,627)	873	6,147	(965)
Loss on redemption of investment securities	—	—	(412)	—
Interest income, net	7	319	241	1,193
Other	(1)	(7)	(17)	264
Total other (expense) income	(1,621)	1,185	5,959	492
Net loss attributable to NextDecade Corporation	(7,178)	(3,228)	(12,050)	(21,990)
Preferred stock dividends	(3,613)	(2,849)	(10,565)	(7,821)
Deemed dividends on Series A Convertible Preferred Stock	(16)	(286)	(113)	(1,324)
Net loss attributable to common stockholders	$(10,807)	$(6,363)	$(22,728)	$(31,135)

Net loss per common share - basic and diluted	$(0.09)	$(0.06)	$(0.19)	$(0.29)

Weighted average shares outstanding - basic and diluted	117,564	107,181	117,450	107,062

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation

Consolidated Statement of Stockholders’ Equity, Series A and Series B Convertible Preferred Stock

(in thousands)

(unaudited)

	For the Three Months Ended September 30, 2020
	Common Stock		Treasury Stock					Series A	Series B
		Par			Additional		Total	Convertible	Convertible
		Value			Paid-in	Accumulated	Stockholders’	Preferred	Preferred
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Stock	Stock
Balance at June 30, 2020	117,492	$12	178	$(796)	$215,807	$(138,573)	$76,450	$51,727	$53,192
Share-based compensation	—	—	—	—	629	—	629	—	—
Restricted stock vesting	292	—	—	—	—	—	—	—	—
Shares repurchased related to share-based compensation	(64)	—	64	(211)	—	—	(211)	—	—
Preferred stock dividends	—	—	—	—	(3,613)	—	(3,613)	1,843	1,757
Deemed dividends - accretion of beneficial conversion feature	—	—	—	—	(16)	—	(16)	16	—
Net income (loss)	—	—	—	—	—	(7,178)	(7,178)	—	—
Balance at September 30, 2020	117,720	$12	242	$(1,007)	$212,807	$(145,751)	$66,061	$53,586	$54,949

	For the Nine Months Ended September 30, 2020
	Common Stock		Treasury Stock					Series A	Series B
		Par			Additional		Total	Convertible	Convertible
		Value			Paid-in	Accumulated	Stockholders’	Preferred	Preferred
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Stock	Stock
Balance at December 31, 2019	117,329	$12	137	$(685)	$224,091	$(133,701)	$89,717	$48,084	$49,814
Share-based compensation	—	—	—	—	(606)	—	(606)	—	—
Restricted stock vesting	496	—	—	—	—	—	—	—	—
Shares repurchased related to share-based compensation	(105)	—	105	(322)	—	—	(322)	—	—
Preferred stock dividends	—	—	—	—	(10,565)	—	(10,565)	5,389	5,135
Deemed dividends - accretion of beneficial conversion feature	—	—	—	—	(113)	—	(113)	113	—
Net income	—	—	—	—	—	(12,050)	(12,050)	—	—
Balance at September 30, 2020	117,720	$12	242	$(1,007)	$212,807	$(145,751)	$66,061	$53,586	$54,949

The accompanying notes are an integral part of these unaudited consolidated financial statements.

	For the Three Months Ended September 30, 2019
	Common Stock		Treasury Stock					Series A	Series B
		Par			Additional		Total	Convertible	Convertible
		Value			Paid-in	Accumulated	Stockholders’	Preferred	Preferred
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Stock	Stock
Balance at June 30, 2019	107,169	$11	103	$(466)	$170,374	$(116,592)	$53,327	$44,263	$46,987
Share-based compensation	—	—	—	—	(4,648)	—	(4,648)	—	—
Restricted stock vesting	88	—	—	—	—	—	—	—	—
Shares repurchased related to share-based compensation	(34)	—	34	(219)	—	—	(219)	—	—
Preferred stock dividends	—	—	—	—	(2,850)	—	(2,850)	1,637	1,201
Deemed dividends - accretion of beneficial conversion feature	—	—	—	—	(286)	—	(286)	286	—
Net income	—	—	—	—	—	(3,228)	(3,228)	—	—
Balance at September 30, 2019	107,223	$11	137	$(685)	$162,590	$(119,820)	$42,096	$46,186	$48,188

	For the Nine Months Ended September 30, 2019
	Common Stock		Treasury Stock					Series A	Series B
		Par			Additional		Total	Convertible	Convertible
		Value			Paid-in	Accumulated	Stockholders’	Preferred	Preferred
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Stock	Stock
Balance at December 31, 2018	106,856	$11	6	$(35)	$180,862	$(97,617)	83,221	$40,091	$26,159
Adoption of ASC Topic 842	—	—	—	—	—	(213)	(213)	—	—
Adoption of ASU 2018-07	—	—	—	—	2,116	—	2,116	—	—
Share-based compensation	—	—	—	—	(11,738)	—	(11,738)	—	—
Restricted stock vesting	498	—	—	—	495	—	495	—	—
Shares repurchased related to share-based compensation	(131)	—	131	(650)	—	—	(650)	—	—
Issuance of Series B Convertible Preferred Stock	—	—	—	—	—	—	—	—	19,009
Preferred stock dividends	—	—	—	—	(7,821)	—	(7,821)	4,771	3,020
Deemed dividends - accretion of beneficial conversion feature	—	—	—	—	(1,324)	—	(1,324)	1,324	—
Net loss	—	—	—	—	—	(21,990)	(21,990)	—	—
Balance at September 30, 2019	107,223	$11	137	$(685)	$162,590	$(119,820)	$42,096	$46,186	$48,188

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Operating activities:
Net loss attributable to NextDecade Corporation	$(12,050)	$(21,990)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	146	164
Share-based compensation expense (forfeiture)	(759)	(12,537)
(Gain) loss on common stock warrant liabilities	(6,147)	965
Gain on investment securities	—	(276)
Realized loss (gain) on investment securities	423	(39)
Amortization of right-of-use assets	984	673
Amortization of other non-current assets	1,042	—
Changes in operating assets and liabilities:
Prepaid expenses	61	323
Accounts payable	(478)	84
Operating lease liabilities	(710)	(803)
Accrued expenses and other liabilities	(5,258)	153
Net cash used in operating activities	(22,746)	(33,283)
Investing activities:
Acquisition of property, plant and equipment	(30,088)	(18,609)
Acquisition of other non-current assets	(9,390)	—
Proceeds from sale of investment securities	61,972	48,500
Purchase of investment securities	(188)	(16,106)
Net cash provided by investing activities	22,306	13,785
Financing activities:
Proceeds from sale of Rio Bravo	15,000	—
Proceeds from equity issuance	—	20,945
Preferred stock dividends	(41)	(30)
Equity issuance costs	—	(95)
Shares repurchased related to share-based compensation	(322)	(650)
Net cash provided by financing activities	14,637	20,170
Net increase in cash and cash equivalents	14,197	672
Cash and cash equivalents – beginning of period	15,736	3,169
Cash and cash equivalents – end of period	$29,933	$3,841

Non-cash investing activities:
Accounts payable for acquisition of property, plant and equipment	$479	$964
Accrued liabilities for acquisition of property, plant and equipment	382	15,316
Pipeline assets obtained in exchange for other non-current liabilities	6,670	—
Non-cash financing activities:
Accrued liabilities for equity issuance costs	—	103
Paid-in-kind dividends on Series A and Series B Convertible Preferred Stock	10,524	7,791
Accretion of deemed dividends on Series A Convertible Preferred Stock	113	1,324

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2019. In our opinion, all adjustments, consisting only of normal recurring items, which are considered necessary for a fair presentation of the unaudited consolidated financial statements, have been included. The results of operations for the three months ended September 30, 2020 are not necessarily indicative of the operating results for the full year.

Certain reclassifications have been made to conform prior period information to the current presentation.  The reclassifications did not have a material effect on our consolidated financial position, results of operations or cash flows.

Note 2 — Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Prepaid subscriptions	$139	$161
Prepaid insurance	316	292
Prepaid marketing and sponsorships	60	25
Other	285	381
Total prepaid expenses and other current assets	$800	$859

Note 3 — Investment Securities

We previously invested in Class L shares of the JPMorgan Managed Income Fund. In March 2020, we redeemed the balance of the JPMorgan Managed Income Fund and realized a loss of $0.4 million.

Investment securities consisted of the following (in thousands):

	September 30,		December 31,
	2020		2019
	Fair value	Cost	Fair value	Cost
JPMorgan Managed Income Fund	$—	$—	$62,207	$62,178

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

If Rio Grande or its affiliate fail to issue a full notice to proceed to the EPC Contractor on or prior to December 31, 2023, Buyer has the right to sell the Equity Interests back to NextDecade LLC and NextDecade LLC has the right to repurchase the Equity Interests from Buyer, in each case at a price not to exceed $23 million. Accordingly, the proceeds from the sale of the Equity Interests and additional costs incurred by Buyer are presented as a non-current liability and the assets of Rio Bravo have not been de-recognized in the consolidated balance sheet at September 30, 2020.

Note 5 — Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Fixed Assets
Computers	$487	$487
Furniture, fixtures, and equipment	464	471
Leasehold improvements	101	547
Total fixed assets	1,052	1,505
Less: accumulated depreciation	(611)	(793)
Total fixed assets, net	441	712
Project Assets (not placed in service)
Terminal	138,151	121,081
Pipeline	19,771	12,798
Total Terminal and Pipeline assets	157,922	133,879
Total property, plant and equipment, net	$158,363	$134,591

Depreciation expense was $65 thousand and $80 thousand for the three months ended September 30, 2020 and 2019, respectively, and $146 thousand and $164 thousand for the nine months ended September 30, 2020 and 2019, respectively.

Note 6 — Leases

Our leased assets primarily consist of office space and land sites.

Operating lease right-of-use assets are as follows (in thousands):

	September 30,	December 31,
	2020	2019
Office leases	$562	$610
Land leases	113	444
Total operating lease right-of-use assets, net	$675	$1,054

Operating lease liabilities are as follows (in thousands):

	September 30,	December 31,
	2020	2019
Office leases	$596	$698
Land leases	—	—
Total current lease liabilities	596	698
Non-current office leases	—	3
Non-current land leases	—	—
Total lease liabilities	$596	$701

Operating lease expense is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Office leases	$238	$232	$691	$381
Land leases	113	328	332	815
Total operating lease expense	351	560	1,023	1,196
Short-term lease expense	72	38	249	78
Land option expense	—	156	9	476
Total land option and lease expense	$423	$754	$1,281	$1,750

Maturity of operating lease liabilities as of September 30, 2020 are as follows (in thousands, except lease term and discount rate):

2020 (remaining)	$123
2021	508
2022	—
2023	—
2024	—
Thereafter	—
Total undiscounted lease payments	631
Discount to present value	(35)
Present value of lease liabilities	$596

Weighted average remaining lease term - years	0.9
Weighted average discount rate - percent	12.0

Other information related to our operating leases is as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities:
Cash flows from operating activities	$600	$969
Noncash right-of-use assets recorded for operating lease liabilities:
Adoption of Topic 842	—	1,562
In exchange for new operating lease liabilities during the period	605	446

Note 7 — Other Non-Current Assets

Other non-current assets consisted of the following (in thousands)

	September 30,	December 31,
	2020	2019
Permitting costs(1)	$7,362	$2,621
Enterprise resource planning system, net	2,159	3,181
Rio Grande Site Lease initial direct costs	5,575	946
Total other non-current assets, net	$15,096	$6,748

(1)

Permitting costs primarily represent costs incurred in connection with permit applications to the United States Army Corps of Engineers and the U.S. Fish and Wildlife Service for mitigation measures for potential impacts to wetlands and habitat that may be caused by the construction of the Terminal and the Pipeline.

Note 8 — Accrued Liabilities and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Employee compensation expense	$715	$4,221
Terminal and Pipeline asset costs	382	2,503
Accrued legal services	15	1,060
Other accrued liabilities	262	967
Total accrued liabilities and other current liabilities	$1,374	$8,751

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

The shares of Convertible Preferred Stock bear dividends at a rate of 12% per annum, which are cumulative and accrue daily from the date of issuance on the $1,000 stated value. Such dividends are payable quarterly and may be paid in cash or in-kind. During the nine months ended September 30, 2020 and 2019, the Company paid-in-kind $10.5 million and $7.8 million of dividends, respectively, to the holders of the Convertible Preferred Stock.  On October 8, 2020, the Company declared dividends to the holders of the Convertible Preferred Stock as of the close of business on September 15, 2020.  On October 15, 2020, the Company paid-in-kind $3.8 million of dividends to the holders of the Convertible Preferred Stock.

Common Stock Warrants

The Company revalues the Common Stock Warrants at each balance sheet date and recognized a loss of $1.6 million and a gain of $0.9 million during the three months ended September 30, 2020 and 2019, respectively, and a gain of $6.1 million and a loss of $1.0 million during the nine months ended September 30, 2020 and 2019, respectively. The Common Stock Warrant liabilities are included in Level 3 of the fair value hierarchy.

The Company used a Monte Carlo simulation model to estimate the fair value of the Common Stock Warrants using the following assumptions:

	September 30,	December 31,
	2020	2019
Stock price	$2.98	$6.14
Exercise price	$0.01	$0.01
Risk-free rate	0.1%	1.6%
Volatility	53.9%	27.6%
Term (years)	1.1	1.8

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

Note 10 — Net Loss Per Share

The following table (in thousands, except for loss per share) reconciles basic and diluted weighted average common shares outstanding for each of the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Weighted average common shares outstanding:
Basic	117,564	107,181	117,450	107,062
Dilutive unvested stock, convertible preferred stock, Common Stock Warrants and IPO Warrants	—	—	—	—
Diluted	117,564	107,181	117,450	107,062

Basic and diluted net loss per share attributable to common stockholders	$(0.09)	$(0.06)	$(0.19)	$(0.29)

Potentially dilutive securities not included in the diluted net loss per share computations because their effect would have been anti-dilutive were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Unvested stock (1)	848	989	993	768
Convertible preferred stock	16,869	14,678	16,386	12,829
Common Stock Warrants	1,979	1,801	1,972	1,576
IPO Warrants(2)	12,082	12,082	12,082	12,082
Total potentially dilutive common shares	31,778	29,550	31,433	27,255

(1)

Does not include 3.0 million shares for each of the three and nine months ended September 30, 2020 and 3.2 million shares for the three and nine months ended September 30, 2019, of unvested stock because the performance conditions had not yet been satisfied as of September 30, 2020 and 2019, respectively.

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

Total share-based compensation consisted of the following (in thousands):

	Three months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Share-based compensation:
Equity awards	$629	$(4,648)	$(606)	$(11,738)
Liability awards	—	—	—	(20)
Total share-based compensation	629	(4,648)	(606)	(11,758)
Capitalized share-based compensation	211	(71)	(153)	(780)
Total share-based compensation expense	$840	$(4,719)	$(759)	$(12,538)

Note 12 — Income Taxes

Due to our cumulative loss position, we have established a full valuation allowance against our deferred tax assets at September 30, 2020 and December 31, 2019. Due to our full valuation allowance, we have not recorded a provision for federal or state income taxes during either of the three and nine months ended September 30, 2020 or 2019.

In response to the global pandemic related to COVID-19, the President signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) on March 27, 2020.  The CARES Act provides numerous relief provisions for corporate tax payers, including modification of the utilization limitations on net operating losses, favorable expansions of the deduction for business interest expense under Internal Revenue Code Section 163(j), and the ability to accelerate timing of refundable AMT credits.  For the three and nine months ended September 30, 2020, there were no material tax impacts to our consolidated financial statements from the CARES Act or other COVID-19 measures.  The Company continues to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and others.

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

Legal Proceedings

From time to time the Company may be subject to various claims and legal actions that arise in the ordinary course of business. As of  September 30, 2020, management is not aware of any claims or legal actions that, separately or in the aggregate, are likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows, although the Company cannot guarantee that a material adverse effect will not occur.

Note 14 — Recent Accounting Pronouncements

The following table provides a brief description of recent accounting standards that have not been adopted by the Company as of September 30, 2020:

Standard	Description	Expected Date of Adoption	Effect on our Consolidated Financial Statements or Other Significant Matters
ASU 2020-06, Accounting for Convertible Instruments and Contracts in Entity's Own Equity (Subtopic 815-40)

This standard requires entities to provide expanded disclosures about the terms and features of convertible instruments. For convertible instruments, the instruments primarily affected are those issued with beneficial conversion features or cash conversion features because the accounting models for those specific features are removed.

		January 1, 2022	We are currently evaluating the effect of this standard on our Consolidated Financial Statements.

Note 15 — Subsequent Events

Extension of Contract Validity of Engineering, Procurement and Construction Contracts

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

By amendment dated October 5, 2020, Rio Grande and Bechtel amended the Trains 1 and 2 EPC Agreement to extend the contract validity from July 31, 2021 to December 31, 2021.  By amendment dated October 5, 2020, Rio Grande and Bechtel amended the Train 3 EPC Agreement to extend the contract validity from July 31, 2021 to December 31, 2021.

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

Recent Developments

Carbon-Neutrality at the Terminal

On October 6, 2020, we announced that we have developed proprietary processes that, with the addition of carbon capture and storage technology, which we believe is the most feasible technical solution for the Terminal, could reduce carbon dioxide equivalent (“CO2e”) emissions at the Terminal by approximately 90 percent. While we are advancing our work in this area, we are also exploring options to address the remaining CO2e emissions to enable the Terminal to achieve carbon-neutrality.

Terminal Optimization

The original front-end engineering and design for the Terminal was based on six LNG trains capable of producing 27 mtpa of LNG for export. The technologies that were selected and filed with the FERC in 2015 and 2016 have evolved over the five-year permitting period; the LNG trains are now more efficient and will produce more LNG with lower total CO2e emissions. Multiple optimizations have been identified that will lead to the delivery of a world-class LNG project capable of producing 27 mtpa with just five LNG trains instead of six.

We expect these optimizations to result in several environmental and community benefits when compared with our original six-train project including (i) approximately 21 percent lower CO2e emissions, (ii) shortened construction timeline for the full 27 mtpa project, (iii) reduced facility footprint, and (iv) an expected reduction in traffic on roadways.

On August 13, 2020, the FERC approved the change of the design for the Terminal from six trains to five trains.  On October 9, 2020, the FERC issued a notice of denial of rehearing for such approval in regards to challenges to its approval of the design change.

Any future development of Train 6 will require us to secure authorization from the FERC, the U.S. Department of Energy, and any other relevant federal or state agency with jurisdiction over the export project.

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

Extension of Contract Validity of Engineering, Procurement and Construction Contracts

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

By amendment dated October 5, 2020, Rio Grande and Bechtel amended the Trains 1 and 2 EPC Agreement to extend the contract validity from July 31, 2021 to December 31, 2021.  By amendment dated October 5, 2020, Rio Grande and Bechtel amended the Train 3 EPC Agreement to extend the contract validity from July 31, 2021 to December 31, 2021.

COVID-19 Pandemic and its Effect on our Business

The business environment in which we operate has been impacted by the recent downturn in the energy market as well as the outbreak of COVID-19 and its progression into a pandemic in March 2020.  We have modified and may continue to modify certain business and workforce practices to protect the safety and welfare of our employees.  Furthermore, we have implemented and may continue to implement certain mitigation efforts to ensure business continuity. We will continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities.  It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers, employees, and prospects, or on our financial results for the remainder of fiscal year 2020 or beyond.

Liquidity and Capital Resources

Capital Resources

We have funded and continue to fund the development of the Terminal and general working capital needs through our cash on hand and proceeds from the issuance of equity and equity-based securities.  Our capital resources consisted of approximately $29.9 million of cash and cash equivalents as of September 30, 2020.

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash for the periods presented (in thousands):

	Nine Months Ended
	September 30,
	2020	2019
Operating cash flows	$(22,746)	$(33,283)
Investing cash flows	22,306	13,785
Financing cash flows	14,637	20,170

Net increase in cash and cash equivalents	14,197	672
Cash and cash equivalents – beginning of period	15,736	3,169
Cash and cash equivalents – end of period	$29,933	$3,841

Operating Cash Flows

Operating cash outflows during the nine months ended September 30, 2020 and 2019 were $22.7 million and $33.3 million, respectively.  The decrease in operating cash outflows during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily related to the decrease in invitation to bid contract costs of $10.2 million in the nine months ended September 30, 2020.

Investing Cash Flows

Investing cash inflows during the nine months ended September 30, 2020 and 2019 were $22.3 million and $13.8 million, respectively. The investing cash inflows during the nine months ended September 30, 2020 were primarily the result of  the sale of investment securities of $62.0 million partially offset by cash used in the development of the Terminal of  $39.5 million. The investing cash inflows during the nine months ended September 30, 2019 were primarily the result of the sale of $48.5 million of investment securities partially offset by cash used in the development of the Terminal and Pipeline of $18.6 million and the purchase of investment securities of $16.1 million.

Financing Cash Flows

Financing cash inflows during the nine months ended September 30, 2020 and 2019 were $14.6 million and $20.2 million, respectively. For the nine months ended September 30, 2020 financing cash inflows were primarily the result of proceeds from the sale of the Pipeline of $15.0 million.  For the nine months ended September 30, 2019 financing cash inflows were primarily the result of proceeds from the sale of Series B Convertible Preferred Stock, par value $0.0001 per share (“Series B Preferred Stock”).

Pre-FID Liquidity

In 2020, we expect to incur $72 million on pre-FID development activities in support of the Terminal. Approximately $8 million and $64 million of these costs were incurred in the three and nine months ended September 30, 2020, respectively.  During the three months ended September 30, 2020, we incurred less than $1 million in engineering, procurement, and permitting activities in support of the FERC process.  To preserve pre-FID liquidity, we have implemented certain measures to manage costs:

●	Since December 31, 2019, full-time headcount has decreased 38 percent.
●	Our Chief Executive Officer and certain other members of our executive team have voluntarily reduced their base salaries by ten percent for the remainder of 2020.
●	We and Bechtel have agreed to a limited scope of ongoing work which will provide for continued engineering progress for the Terminal.
●	We have reduced our office space under lease and deferred additional information technology spending until FID is achieved.

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

Results of Operations

The following table summarizes costs, expenses and other income for the periods indicated (in thousands):

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2020	2019	Change	2020	2019	Change
Revenues	$—	$—	$—	$—	$—	$—
General and administrative expense (recovery)	5,069	3,579	1,490	16,582	10,405	6,177
Invitation to bid contract costs	—	—	—	—	10,163	(10,163)
Land option and lease expense	423	754	(331)	1,281	1,750	(469)
Depreciation expense	65	80	(15)	146	164	(18)
Operating loss	(5,557)	(4,413)	(1,144)	(18,009)	(22,482)	4,473
(Loss) gain on common stock warrant liabilities	(1,627)	873	(2,500)	6,147	(965)	7,112
Loss on redemption of investment securities	—	—	—	(412)	—	(412)
Interest income, net	7	319	(312)	241	1,193	(952)
Other	(1)	(7)	6	(17)	264	(281)
Net loss attributable to NextDecade Corporation	(7,178)	(3,228)	(3,950)	(12,050)	(21,990)	9,940
Preferred stock dividends	(3,613)	(2,849)	(764)	(10,565)	(7,821)	(2,744)
Deemed dividends on Series A Convertible Preferred Stock	(16)	(286)	270	(113)	(1,324)	1,211
Net loss attributable to common stockholders	$(10,807)	$(6,363)	$(4,444)	$(22,728)	$(31,135)	$8,407

Our consolidated net loss was $10.8 million, or $0.09 per common share (basic and diluted), for the three months ended September 30, 2020 compared to a net loss of $6.4 million, or $0.06 per common share (basic and diluted), for the three months ended September 30, 2019.  The $4.4 million increase in net loss was primarily a result of an increase in the loss on common stock warrant liabilities, increased general and administrative expenses and increased preferred stock dividends.

Our consolidated net loss was $22.7 million, or $0.19 per common share (basic and diluted), for the nine months ended September 30, 2020 compared to a net loss of $31.1 million, or $0.29 per common share (basic and diluted), for the nine months ended September 30, 2019.  The $8.4 million decrease in net loss was primarily a result of a decrease in invitation to bid contract costs and an increase in the gain on common stock warrant liabilities, partially offset by increases in general and administrative expense and preferred stock dividends, discussed separately below.

General and administrative expense during the three months ended September 30, 2020 increased $1.5 million compared to the same period in 2019 primarily due to an increase in share-based compensation expense of $5.6 million partially offset by decreases in salaries and wages, professional fees, travel expenses and marketing and conference sponsorship costs, office expenses and marketing and promotional expenses.  The increase in share-based compensation expense is primarily due to forfeitures that occurred during the three months ended September 30, 2019.

General and administrative expense during the nine months ended September 30, 2020 increased $6.2 million compared to the same period in 2019 primarily due to an increase in share-based compensation expense of $11.8 million partially offset by decreases in professional fees, office expenses, travel expenses and marketing and conference sponsorship costs.  The increase in share-based compensation expense is primarily due to forfeitures that occurred during the nine months ended September 30, 2019.

(Loss) gain on common stock warrant liabilities for the three and nine months ended September 30, 2020 and 2019 is primarily due to changes in the share price of Company common stock.

Interest income, net during the three and nine months ended September 30, 2020 decreased $0.3 million and $1.0 million, respectively, compared to the same periods in 2019, due to lower average balances maintained in our cash, cash equivalent and investment securities accounts.

Preferred stock dividends for the three and nine months ended September 30, 2020 of $3.6 million and $10.6 million , respectively, consisted of dividends paid-in kind with the issuance of 1,843 and 5,389 additional shares of Series A Convertible Preferred Stock, respectively, par value $0.0001 per share (the “Series A Preferred Stock”), and 1,757 and 5,135 additional shares of Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), respectively, compared to preferred stock dividends of $2.8 million and $7.8 million for the three and nine months ended September 30, 2019 of which $5.0 million were paid-in-kind.

Deemed dividends on the Series A Preferred Stock for the three and six months ended September 30, 2020 represents the accretion of the beneficial conversion feature associated with the Series A Preferred Stock issued in the third quarter of 2018. Due to the price of our common stock as of the closing date of the Series B Preferred Stock, the Series B Preferred Stock does not have a beneficial conversion feature.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2020.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of “our disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal quarter ended September 30, 2020. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2020, our disclosure controls and procedures were effective.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer

The following table summarizes stock repurchases for the three months ended September 30, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as a Part of Publicly Announced Plans	Maximum Number of Units That May Yet Be Purchased Under the Plans
July 2020	15,301	$2.02	—	—
August 2020	704	1.47	—	—
September 2020	47,793	3.75	—	—

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

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1(1)	Second Amended and Restated Certificate of Incorporation of NextDecade Corporation, dated July 24, 2017.
3.2(2)	Amended and Restated Bylaws of NextDecade Corporation, dated July 24, 2017.
3.3(3)	Certificate of Designations of Series A Convertible Preferred Stock, dated August 9, 2018.
3.4(4)	Certificate of Designations of Series B Convertible Preferred Stock, dated September 28, 2018.
3.5(5)	Certificate of Amendment to Certificate of Designations of Series A Convertible Preferred Stock, dated July 12, 2019
3.6(6)	Certificate of Amendment to Certificate of Designations of Series B Convertible Preferred Stock, dated July 12, 2019
3.7(7)	Certificate of Increase to Certificate of Designations of Series A Convertible Preferred Stock of NextDecade Corporation, dated July 15, 2019
3.8(8)	Certificate of Increase to Certificate of Designations of Series B Convertible Preferred Stock of NextDecade Corporation, dated July 15, 2019
4.1(9)	Specimen Common Share Certificate.
4.2(10)	Specimen Unit Certificate.
4.3(11)	Specimen Warrant Certificate.
4.4(12)	Form of Warrant Agreement between Harmony Merger Corp. and Continental Stock Transfer & Trust Company.
4.5(13)	Form of Warrant Agreement for the Series A Warrants.
4.6(14)	Form of Warrant Agreement for the Series B Warrants.
10.1*	Second Amendment to the Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Trains 1 and 2 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of October 5, 2020, by and between Rio Grande LNG, LLC and Bechtel, Oil, Gas and Chemicals, Inc.
10.2*	Second Amendment to the Fixed Priced Turnkey Agreement for the Engineering, Procurement and Construction of Train 3 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of October 5, 2020, by and between Rio Grande LNG, LLC and Bechtel, Oil, Gas and Chemicals, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed July 28, 2017.
(2)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed July 28, 2017.
(3)	Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-3, filed December 20, 2018.
(4)	Incorporated by reference to Exhibit 3.4 of the Registrant’s Quarterly Report on Form 10-Q, filed November 9, 2018.
(5)	Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K, filed July 15, 2019.
(6)	Incorporated by reference to Exhibit 3.2 of the Registrant's Current Report on Form 8-K, filed July 15, 2019.
(7)	Incorporated by reference to Exhibit 3.7 of the Registrant's Quarterly Report on Form 10-Q, filed August 6, 2019.
(8)	Incorporated by reference to Exhibit 3.8 of the Registrant's Quarterly Report on Form 10-Q, filed August 6, 2019.
(9)	Incorporated by reference to Exhibit 4.2 of the Amendment No. 2 to the Registrant’s Registration Statement on Form S-1, filed October 10, 2014.
(10)	Incorporated by reference to Exhibit 4.1 of the Amendment No. 7 to the Registrant’s Registration Statement on Form S-1, filed March 13, 2015.
(11)	Incorporated by reference to Exhibit 4.3 of the Amendment No. 7 to the Registrant’s Registration Statement on Form S-1, filed March 13, 2015.
(12)	Incorporated by reference to Exhibit 4.4 of the Amendment No. 7 to the Registrant’s Registration Statement on Form S-1, filed March 13, 2015.
(13)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed August 7, 2018.
(14)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed August 24, 2018.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTDECADE CORPORATION

Date: November 4, 2020	By:	/s/ Matthew K. Schatzman
Matthew K. Schatzman
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2020	By:	/s/ Benjamin A. Atkins
Benjamin A. Atkins
Chief Financial Officer
(Principal Financial Officer)