Form 10-K
period 2020-12-31
NextDecade Corp.
filed 2021-03-25
CIK 1612720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.           ☐

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was approximately $66.7 million as of June 30, 2020 (based on the closing price of the registrant's common stock on June 30, 2020 of $2.16 per share).

122,174,938 shares of the registrant’s Common Stock, $0.0001 par value, were outstanding as of March 18, 2021.

Documents incorporated by reference: The definitive proxy statement for the registrant's Annual Meeting of Stockholders (to be filed within 120 days of the close of the registrant's fiscal year) is incorporated by reference into Part III of this Form 10-K.

NEXTDECADE CORPORATION

Organizational Structure

The following diagram depicts our abbreviated organizational structure as of December 31, 2020 with references to the names of certain entities discussed in this Annual Report.

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

Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ from those expressed in our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements are subject to change and inherent risks and uncertainties, including those described in the section entitled “Risk Factors” in this Annual Report on Form 10-K. You should consider our forward-looking statements in light of a number of factors that may cause actual results to vary from our forward-looking statements including, but not limited to:

•	our progress in the development of our liquefied natural gas (“LNG”) liquefaction and export projects and the timing of that progress;

•	our final investment decision (“FID”) in the construction and operation of a LNG terminal at the Port of Brownsville in southern Texas (the “Terminal”) and the timing of that decision;

•	the successful completion of the Terminal by third-party contractors and a pipeline to supply gas to the Terminal being developed by a third-party;

•	our ability to secure additional debt and equity financing in the future to complete the Terminal;

•	the accuracy of estimated costs for the Terminal;

•	statements that the Terminal, when completed, will have certain characteristics, including amounts of liquefaction capacities;

•	the development risks, operational hazards, regulatory approvals applicable to the Terminal’s and the third-party pipeline's construction and operations activities;

•	our anticipated competitive advantage and technological innovation which may render our anticipated competitive advantage obsolete;

•	the global demand for and price of natural gas (versus the price of imported LNG);

•	the availability of LNG vessels worldwide;

•	changes in legislation and regulations relating to the LNG industry, including environmental laws and regulations that impose significant compliance costs and liabilities;

•	global pandemics, including the 2019 novel coronavirus (“COVID-19”) pandemic, and their impact on our business and operating results, including any disruptions in our operations or development of the Terminal and the health and safety of our employees, and on our customers, the global economy and the demand for LNG;

•	risks related to doing business in and having counterparties in foreign countries;

•	our ability to maintain the listing of our securities on a securities exchange or quotation medium;

•	changes adversely affecting the business in which we are engage;

•	management of growth;

•	general economic conditions;

•	our ability to generate cash;

•	compliance with environmental laws and regulations; and

•	the result of future financing efforts and applications for customary tax incentives.

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

Company Overview

Our management is comprised of a team of industry leaders with extensive experience in LNG marketing and project development. We have focused and continue to focus our development activities on the Terminal and have undertaken and continue to undertake various initiatives to evaluate, design and engineer the Terminal that we expect will result in demand for LNG supply at the Terminal, which would enable us to seek construction financing to develop the Terminal. We believe the Terminal possesses competitive advantages in several important areas, including engineering, design, commercial, regulatory and gas supply. We submitted a pre-filing request for the Terminal to the Federal Energy Regulatory Commission (the “FERC”) in March 2015 and filed a formal application with the FERC in May 2016. We also believe we have robust commercial offtake and gas supply strategies.

On March 2, 2020, we completed the sale of Rio Bravo Pipeline Company, LLC (“Rio Bravo”) to Spectra Energy Transmission II, LLC, a wholly owned subsidiary of Enbridge, Inc ("Enbridge"). Rio Bravo is developing a proposed interstate natural gas pipeline (the “Pipeline”) to supply natural gas to the Terminal.  In connection with the sale of Rio Bravo, our indirect, wholly owned subsidiary, Rio Grande LNG Gas Supply LLC (“Rio Grande Gas Supply”), entered into precedent agreements (the “Transportation Precedent Agreements”) with Rio Bravo and Valley Crossing Pipeline, LLC (“VCP”), pursuant to which Rio Grande Gas Supply will retain its rights to the natural gas firm transportation capacity on the Pipeline for a term of at least twenty years and Rio Bravo and VCP, will provide pipeline transportation service to Rio Grande Gas Supply in order to supply natural gas to the Terminal. As of March 2, 2020, VCP and Rio Bravo were wholly owned subsidiaries of Enbridge.

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

On November 22, 2019, the Terminal and the Pipeline received an order from the FERC (“the Order”) authorizing the siting, construction, and operation of six liquefaction trains, four LNG storage tanks (each with a capacity of 180,000 cubic meters), two marine jetties for ocean-going LNG vessels, one turning basin, and six truck loading bays for LNG and natural gas liquids and all associated facilities for the production of up to 27 million tonnes per annum (“mtpa”).  Simultaneously, the FERC issued a certificate of public convenience and necessity authorizing the construction of the Pipeline. On January 23, 2020, the FERC issued its final order on rehearing rejecting all challenges to the Order. While the Order authorizes six liquefaction trains, we may make a positive FID on as few as two liquefaction trains.

The original front-end engineering and design for the Terminal was based on six LNG trains capable of producing 27 mtpa of LNG for export. The technologies that were selected and filed with the FERC in 2015 and 2016 have evolved over the five-year permitting period; the individual LNG trains are now more efficient and will produce a greater volume of LNG with lower total carbon dioxide equivalent (“CO2e”) emissions. Multiple optimizations have been identified that will lead to the delivery of a LNG project capable of producing 27 mtpa with just five LNG trains instead of six.

We expect the optimization to a five-train project to result in several environmental and community benefits when compared with our original six-train project including (i) approximately 21 percent lower CO2e emissions, (ii) a shortened construction timeline for the full 27 mtpa project, (iii) reduced facility footprint, and (iv) an expected reduction in roadway traffic.

On August 13, 2020, the FERC approved the change of the design for the Terminal from six trains to five trains. On October 9, 2020, the FERC issued a notice of denial of rehearing for such approval in regards to challenges to its approval of the design change.

Any future development of Train 6 will require us to secure authorization from the FERC, the U.S. Department of Energy (the “DOE”), and any other relevant federal or state agency with jurisdiction over the export project.

In January 2021, we determined that the site in Texas City, Texas for our proposed second LNG facility (“Galveston Bay LNG”) is not suitable for a LNG facility and related infrastructure and utilities and, therefore, elected to forfeit such site. We have informed the FERC of our intent to withdraw Galveston Bay LNG from FERC pre-filing proceedings and cease all related activities. In March 2021, the DOE terminated its June 2018 authorization for export of LNG from Galveston Bay LNG.

Engineering, Procurement, and Construction

During the third quarter of 2018, we initiated a competitive engineering, procurement and construction (“EPC”) bid process. We received expressions of interest (the “EOIs”) from multiple EPC contractors to participate in the EPC process. We reviewed the EOIs against a series of selection criteria and issued formal invitations to bid to Bechtel Oil, Gas and Chemicals, Inc. (“Bechtel”), Fluor Enterprises, Inc. (“Fluor”) and McDermott International, Inc (“McDermott”). In December 2018, each of the EPC bidders provided us with an endorsement of the Terminal’s front-end engineering and design (“FEED”), which indicates the bidders’ confirmation that the Terminal is technically feasible and can be further designed, engineered, permitted, constructed, commissioned and safely placed into operations. On April 22, 2019, we received EPC bid packages from each of Bechtel and Fluor, two of the global LNG market’s leading EPC contractors.  The technical and commercial bid packages, which were received on-schedule, were for fully wrapped lump-sum separated turnkey (“LSTK”) EPC contracts for the Terminal.

On May 24, 2019, Rio Grande entered into two LSTK EPC agreements with Bechtel for the construction of (i) two LNG trains with expected aggregate production capacity up to approximately 11.74 mtpa, two 180,000m3 full containment LNG tanks, one marine loading berth, related utilities and facilities, and all related appurtenances thereto, together with certain additional work options (the “Trains 1 and 2 EPC Agreement”) and (ii) an LNG train with expected production capacity of up to approximately 5.87 mtpa, related utilities and facilities, and all related appurtenances  thereto (the “Train 3 EPC Agreement” and together with the Trains 1 and 2 EPC Agreement, the “EPC Agreements”).  During each of 2020 and 2019, we issued two limited notices to proceed to Bechtel under the Trains 1 and 2 EPC Agreement.

In 2020, we developed proprietary carbon capture processes that, with the addition of storage technology, could reduce CO2e emissions at the Terminal by approximately 90 percent.  While we are advancing our work in this area, we are also exploring options to address the remaining CO2e emissions to enable the Terminal to achieve carbon-neutrality.

Commercial

We are continuing commercial discussions with a variety of parties ranging from large utilities and state-sponsored enterprises to portfolio and multinational commodity interests. Leveraging the global relationships and extensive experience of our management team, we expect to sign long-term binding offtake commitments for substantially all of the Terminal’s capacity prior to a FID.

We believe the Terminal’s location will provide customers with access to low-cost natural gas from the Permian Basin and Eagle Ford Shale. We are focused on selling LNG to customers through a “free on board” (“FOB”) model whereby a marketing affiliate would acquire feed gas, the Terminal would produce the LNG and the title transfer would occur at the interface between the Terminal and the customer’s ship.

We offer multiple LNG pricing options, meeting the evolving needs of our customers and maximizing our total addressable market. Global LNG customers are expressing interest in contracting their LNG offtake to indexes other than Henry Hub. We are working with U.S. producers to provide alternative indexation, including netback pricing, to satisfy global LNG customers’ needs.  LNG pricing options may include indexation to Brent Crude Oil, Agua Dulce hub, Waha hub, Japan Korea Marker and Title Transfer Facility, among others.

In March 2019, we entered into a 20-year sale and purchase agreement (the “SPA”) with Shell NA LNG LLC (“Shell”) for the supply of two mtpa of liquefied natural gas from the Terminal.  Pursuant to the SPA, Shell will purchase LNG on a FOB basis starting from the date the first liquefaction train of the Terminal that is commercially operable, with approximately three-quarters of the purchased LNG volume indexed to Brent and the remaining volume indexed to domestic United States gas indices, including Henry Hub. In the first quarter of 2020, the SPA became effective upon the conditions precedent in the SPA being satisfied or waived.  The SPA obligates Rio Grande to deliver the contracted volumes of LNG to Shell at the FOB delivery point, subject to the first liquefaction train at the Terminal being commercially operable.

Governmental Permits, Approvals and Authorizations

We will be required to obtain governmental approvals and authorizations to implement our proposed business strategy, which includes the design, construction and operation of the Terminal and the export of LNG from the U.S. to foreign countries. The design, construction and operation of LNG export terminals is a regulated activity and is subject to Section 3 of the Natural Gas Act (the "NGA"). Federal law has bifurcated regulatory jurisdiction of LNG export activities. The FERC has jurisdiction over the siting, construction and permitting of LNG export facilities. The DOE has jurisdiction over the import and export of the natural gas commodity, including natural gas in the form of LNG. The FERC also has jurisdiction over the siting, construction and operation of interstate natural gas pipelines under Section 7 of the NGA and regulates interstate pipelines’ terms and conditions of service under Sections 4 and 5 of the NGA. In 2002, the FERC established a policy of not regulating the terms and conditions of service for LNG import or export facilities or requiring that LNG import or export facilities operate as “open access” facilities for all customers. The Energy Policy Act of 2005, which amended the NGA, codified this policy until January 1, 2015, and the FERC has not indicated that it intends to depart from its policy of not regulating the terms or conditions of service or requiring that LNG terminals operate on an open access basis.

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

We filed our formal application for the Terminal with the FERC on May 5, 2016, received a Final Environmental Impact Statement from the FERC on April 26, 2019 and received the Order on November 22, 2019 authorizing the siting, construction and operation of the Terminal (the “Order”). Other major regulatory permits obtained in 2019 include the Biological Opinion and Incidental Take Statement from the U.S. Fish and Wildlife Service.  Following receipt of the Order, two requests for re-hearing were filed. One of those requests for rehearing also requested that the FERC stay the Order. On January 23, 2020, the FERC issued its Order on Rehearing and Stay in which the FERC rejected all challenges presented in the requests for rehearing and the request for stay of the Order.  The parties who filed the requests for re-hearing have petitioned the U.S. Court of Appeals for the District of Columbia to review the Order and the order denying rehearing, and that appeal is still pending.   A second appeal has also been filed with the same court by the same parties, seeking a review of the FERC letter order amending the Order to account for the design change from six to five trains and this appeal is also pending. Similar appeals are also pending in the U.S Court of Appeals for the Fifth Circuit in respect of other permits issued by the U.S. Army Corps of Engineers and the U.S. Fish and Wildlife Service.

On September 7, 2016, Rio Grande obtained an authorization for export of LNG to countries with which the U.S. has a Free Trade Agreement (“FTA”) on our own behalf and as an agent for others for a term of 30 years. On February 10, 2020, the DOE issued its “Opinion and Order Granting Long-Term Authorization to Export Liquefied Natural Gas to Non-Free Trade Agreement Nations to Rio Grande" in DOE/FE Order No. 4492.  In addition, on October 21, 2020, the DOE issued its Order Extending Export Term for Authorization to Non-Free Trade Agreement Nations through December 31, 2050.

Gas Supply

The proposed Terminal site will be located in Brownsville, Texas, benefiting from close access to the Permian Basin and Eagle Ford Shale. We expect to realize material benefits from providing our customers with access to these low-cost associated gas resources. Major oil companies and independent shale producers have created extraordinary efficiencies and improvements, including enhanced well recoveries through extended lateral lengths and hydraulic fracturing technology, rig productivity, and reductions in operating and lifecycle costs. However, U.S. demand has not risen proportionally with the growth in recoverable reserves.

Through the Pipeline, projected to have interconnects with a combined receipt capacity of more than 10 billion cubic feet per day (“Bcf/d”), we believe that we will have supply flexibility established by the Transportation Precedent Agreements. The combination of increased production and expanding takeaway capacity indicates that the Agua Dulce supply area, from which the Pipeline is proposed to be routed, is expected to become increasingly liquid and remain competitively priced to Henry Hub. We believe our proximity to two major gas reserves basins, increasing takeaway capacity in the area, a significant influx of production and infrastructure investment, as well as our existing contacts and discussions with some of the largest regional operators, represent key elements of a compelling feed gas strategy for partners and customers alike. We are continuing to advance substantive negotiations in these areas.

The Permian Basin offers one of the deepest inventories of economic natural gas resource in the world. According to Enverus, there are approximately 700 trillion cubic feet ("Tcf") of remaining natural gas resource in the Permian Basin and Eagle Ford Shale. Permian Basin economics are largely driven by the production of oil, not gas; due to flaring restrictions, producers must market their natural gas in order to sustain oil production programs. We believe the Permian Basin will produce significant quantities of low-cost natural gas for decades.

Driven by the Permian Basin, natural gas production in Texas continues to grow at a rapid pace. According to data from the Energy Information Administration ("EIA"), natural gas production in the Permian Basin, alone, has grown by more than 40 percent annually in recent years. By the end of 2019, the Permian Basin was producing more than 11 Bcf/d of natural gas and additional discoveries continue to be made in Texas, including a new dry gas stacked play in the Eagle Ford Shale with announced recoverable resource of approximately 21 Tcf and a breakeven price below $1.25 per MMBtu.

We estimate dry gas production in Texas to reach nearly 40 Bcf/d by 2030. We do not believe there is sufficient domestic demand within Texas to support our projections for Texas natural gas production. We believe new LNG projects will need to absorb large volumes of natural gas. To support Permian Basin and Eagle Ford gas production, Texas may need more than 9.3 Bcf/d of incremental LNG export capacity by 2030; in a higher oil price environment, even more LNG export capacity may be needed. We estimate that at least 6.1 Bcf/d of incremental LNG FIDs, equivalent to more than 47 mtpa, may be needed in the next 12 to 36 months to support expected Permian Basin and Eagle Ford Shale natural gas production growth.

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

Employees

As of December 31, 2020, we had 52 full-time employees and 5 independent contractors. We hire independent contractors on an as-needed basis and have no collective bargaining agreements with our employees.

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

Item 1A. Risk Factors

We are subject to uncertainties and risks due to the nature of the business activities we conduct. The following information describes certain uncertainties and risks that could affect our business, financial condition or results of operations or could cause actual results to differ materially from estimates or expectations contained in our forward-looking statements on page 4 of this Annual Report on Form 10-K. This section does not describe all risks applicable to us, our industry or our business, and it is intended only as a summary of known material risks that are specific to us. We may experience additional risks and uncertainties not currently known to us or that we currently deem to be immaterial which may materially and adversely affect our business, financial condition and results of operations.

We are in the process of developing LNG liquefaction and export projects, and the success of such projects is unpredictable; as such, positive cash flows and even revenues will be several years away, if they occur at all.

We are not expected to generate cash flow, or even obtain revenues, unless and until the Terminal is operational, which is expected to be at least four years away, and accordingly, distributions to investors may be limited, delayed, or non-existent.

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

The terms of certain agreements to which we are a party require that a positive FID in the Terminal occurs no later than specified dates or may otherwise terminate at the end of their respective terms.  If we postpone making a positive FID in the construction and operation of the Terminal beyond any such date or term, we may need to amend the corresponding agreement in order to extend such date or term.  Our business could be materially adversely affected if certain of such agreements are not amended.

The Terminal’s operations will be substantially dependent on the development and operation of the Pipeline by Enbridge and its affiliates.

The Terminal will be dependent on a pipeline owned by an affiliate of Enbridge (the “Transporter”) for the delivery of all of its natural gas. The Pipeline is currently in development and its construction will require the Transporter to secure options for rights-of-way along the proposed Pipeline route. It is possible that, in negotiating to secure these rights-of-way, the Transporter encounters recalcitrant landowners or competitive projects, which could result in additional time needed to secure the Pipeline route and, consequently, delays in, or abandonment of, its construction. Construction of the Pipeline could be delayed or abandoned for any of many other reasons, such as it becoming economically disadvantageous to the Transporter, a failure to obtain or maintain necessary permits for construction or operation, mechanical or structural failures, inadvertent damages during construction, or any terrorist attack, including cyberterrorism, affecting the Pipeline or the Transporter. Any such delays in the construction of the Pipeline could delay the development of the Terminal and its becoming operational.

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

In addition, some of these governmental authorizations, approvals and permits require extensive environmental review. Some groups have perceived, and other groups could perceive, that the proposed construction and operation of the Terminal could negatively impact the environment or cultural heritage sites. Objections from such groups could cause delays, damage to reputation and difficulties in obtaining governmental authorizations, approvals or permits or prevent the obtaining of such authorizations, approvals or permits altogether. Although the necessary authorizations, approvals and permits to construct and operate the Terminal may be obtained, such authorizations, approvals and permits may be subject to ongoing conditions imposed by regulatory agencies or may be subject to legal proceedings not involving us, which is customary for U.S. LNG projects.

The Terminal will be subject to a number of environmental laws and regulations that impose significant compliance costs, and existing and future environmental and similar laws and regulations could result in increased compliance costs, liabilities or additional operating restrictions.

Our business will be subject to extensive federal, state and local regulations and laws, including regulations and restrictions on discharges and releases to the air, land and water and the handling, storage and disposal of hazardous materials and wastes in connection with the development, construction and operation of its liquefaction facilities. These regulations and laws will require us to maintain permits, provide governmental authorities with access to its facilities for inspection and provide reports related to its compliance. Violation of these laws and regulations could lead to substantial fines and penalties or to capital expenditures related to pollution control or remediation equipment that could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects. Federal and state laws impose liability, without regard to fault or the lawfulness of the original conduct, for the release of certain types or quantities of hazardous substances into the environment. As the owner and operator of the Terminal, we could be liable for the costs of cleaning up hazardous substances released into the environment and for damage to natural resources.

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

Objections from local communities or environmental groups can delay the Terminal.

Some local communities and/or environmental groups could perceive the proposed construction and operation of the Terminal as negatively impacting the environment, wildlife, cultural heritage sites or the public health of residents. Objections from local communities or environmental groups could cause delays, limit access to or increase the cost of construction capital, cause reputational damage and impede us in obtaining or renewing permits.

The Terminal will be dependent on the availability of gas supply at the Agua Dulce supply area.

The Pipeline is expected to collect and transport natural gas to the Terminal. The header system at the upstream end of the Pipeline is expected to have multiple interconnects to the existing natural gas pipeline grid located in the Agua Dulce supply area (the “Agua Dulce Hub”). The Agua Dulce Hub includes deliveries from, but not limited to, ConocoPhillip’s 1,100-mile South Texas intrastate and gas gathering pipeline system and ExxonMobil’s 925 MMcf/d King Ranch processing facility. As the Pipeline system interconnects are expected to be relatively close to the Agua Dulce Hub, it is expected that gas will be available for purchase in large volumes at commercially acceptable prices. Nonetheless, disruptions in upstream supply sources or increased market demand could impact the availability of gas supply to the Pipeline header system, which would result in curtailments at the Terminal.

Each liquefaction train for the Terminal is expected to involve the transportation and liquefaction of approximately 0.9 Bcf/day of natural gas, for a total of 4.5 Bcf/day for five liquefaction trains at full build-out. Gas sales agreements for the supply of these volumes could entail negotiations with multiple parties for firm and interruptible gas supply and transportation services to the Pipeline header system, as well as pipeline interconnects and ancillary operational agreements. Delays caused by third parties in the course of negotiating agreements and constructing the required interconnects could delay the start of commercial operations for the Terminal.

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

The outbreak of COVID-19 and volatility in the energy markets may materially and adversely affect our business, financial condition, operating results, cash flow, liquidity and prospects, including our efforts to reach a final investment decision with respect to the Terminal.

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

A sustained disruption in the capital markets from the COVID-19 pandemic, specifically with respect to the energy industry, could negatively impact our ability to raise capital. In the past, we have financed our operations by the issuance of equity and equity-based securities. However, we cannot predict when the macro-economic disruption stemming from COVID-19 will ebb or when the economy will return to pre-COVID-19 levels. This macro-economic disruption may disrupt our ability to raise additional capital to finance our operations in the future, which could materially and adversely affect our business, financial condition and prospects, and could ultimately cause our business to fail.

The COVID-19 pandemic may also have the effect of heightening many of the other risks described in this Annual Report on Form 10-K, such as risks related to the development of the Terminal, postponement in making a positive FID, doing business in foreign countries, obtaining governmental approvals, and exported LNG remaining a competitive source of energy for international markets, global demand for and price of natural gas, and fluctuation in the price of our common stock.

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

Our authorized capital consists of 480,000,000 shares of common stock and 1,000,000 shares of preferred stock. Our preferred stock may be designated into series pursuant to authority granted by our Second Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), and on approval from our board of directors. 166,364 shares of preferred stock have been designated as Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), 166,364 shares of preferred stock have been designated as Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), and 166,364 shares of preferred stock have been designated as Series C Convertible Preferred Stock, par value $0.0001 per share (the “Series C Preferred Stock” and together with the Series A Preferred Stock and Series B Preferred Stock, the “Convertible Preferred Stock”), in each case which are convertible into shares of common stock upon the occurrence of certain events. The board of directors, without any action by our stockholders, may designate and issue additional shares of preferred stock in such classes or series as it deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights, subject to the limitations of the Convertible Preferred Stock as further described in the risk factor titled “Holders of the Convertible Preferred Stock have certain voting and other rights that may adversely affect holders of our common stock, and the holders of Convertible Preferred Stock may have different interests from and vote their shares in a manner deemed adverse to, holders of our common stock”. The rights of holders of other classes or series of stock that may be issued could be superior to the rights of holders of our common stock. The designation and issuance of shares of capital stock having preferential rights could adversely affect other rights appurtenant to shares of our common stock.

The dividend, liquidation, and redemption rights of the holders of the Convertible Preferred Stock may adversely affect our financial position and the rights of the holders of our common stock.

At March 22, 2021, we had 67,485 shares of Series A Preferred Stock, 64,496 shares of Series B Preferred Stock, and 24,990 shares of Series C Preferred Stock outstanding. The shares of Convertible Preferred Stock bear dividends at a rate of 12% per annum, which are cumulative and accrue daily from the date of issuance on the $1,000 stated value.  Such dividends are payable quarterly and may be paid in cash or in-kind. No dividends may be paid to holders of our common stock while accumulated dividends remain unpaid on the Convertible Preferred Stock.

Further, we are required, on the earlier of (i) ten (10) business days following a FID Event (as defined in the certificates of designations of the Convertible Preferred Stock) and (ii) the date that is the tenth (10th) anniversary of the closings of the issuances of the Convertible Preferred Stock, as applicable, to convert all of the (i) the Series A Preferred Stock and the Series B Preferred Stock into shares of Company common stock at a conversion price of $7.34 per share of Company common stock and (ii) the Series C Preferred Stock into shares of Company common stock at a conversion price of $2.96 per share of Company common stock. The conversion of the Convertible Preferred Stock would directly dilute the holders of our common stock. In the event we are liquidated while shares of Convertible Preferred Stock are outstanding, holders of Convertible Preferred Stock will be entitled to receive a preferred liquidation distribution, plus any accumulated and unpaid dividends, before holders of our common stock receive any distributions.

Holders of the Convertible Preferred Stock have certain voting and other rights that may adversely affect holders of our common stock, and the holders of Convertible Preferred Stock may have different interests from and vote their shares in a manner deemed adverse to, holders of our common stock.

The holders of Convertible Preferred Stock vote on an “as-converted” basis with the holders of our common stock on all matters brought before the holders of our common stock. In addition, prior to the conversion of the Convertible Preferred Stock, the consent of the holders of at least a majority of each of the Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock then outstanding, in each case voting together as a single class, will be required for the Company to take certain actions, including, among others, (i) authorizing, creating or approving the issuance of any shares, or of any security convertible into, or convertible or exchangeable for shares of, senior to the Convertible Preferred Stock; (ii) authorizing, creating or approving the issuance of any shares of, or of any security convertible into, or convertible or exchangeable for shares of, Parity Stock (as defined in the certificates of designations of the Convertible Preferred Stock), subject to certain exceptions; (iii) adversely affecting the rights, preferences or privileges of the Convertible Preferred Stock, as applicable, subject to certain exceptions; (iv) amending, altering or repealing any of the provisions of the Certificate of Incorporation in a manner that would adversely affect the powers, designations, preferences or rights of the Convertible Preferred Stock, as applicable; or (v) amending, altering or repealing any of the provisions of the certificates of designations of the Convertible Preferred Stock, as applicable.  Further, the holders of Convertible Preferred Stock have the right to purchase their pro rata share of any future issuance of preferred stock of the Company.

The holders of Convertible Preferred Stock may have different interests from the holders of our common stock and could vote their shares in a manner deemed adverse to the holders of our common stock.

Exercise of warrants may have a dilutive effect on our common stock.

As of December 31, 2020, outstanding IPO Warrants to purchase an aggregate of 12,081,895 shares of our common stock were exercisable in accordance with the terms of the warrant agreement governing such warrants. These warrants will expire at 5:00 p.m., New York time, on July 24, 2022 or earlier upon redemption or liquidation. The exercise price of these warrants is $11.50 per one full share of our common stock, subject to certain adjustments.

In addition, we issued warrants together with the Convertible Preferred Stock. The warrants issued together with the Series A Preferred Stock (the “Series A Warrants”) represent the right to acquire in the aggregate a number of shares of common stock equal to approximately 71 basis points (0.71%) of all outstanding shares of Company common stock, measured on a fully diluted basis, on the exercise date with a strike price of $0.01 per share. The warrants issued together with the Series B Preferred Stock (the “Series B Warrants”) represent the right to acquire in the aggregate a number of shares of common stock equal to approximately 71 basis points (0.71%) of all outstanding shares of Company common stock, measured on a fully diluted basis, on the exercise date with a strike price of $0.01 per share.  The warrants issued together with the Series C Preferred Stock (the “Series C Warrants” and, together with the Series A Warrants and the Series B Warrants, the “Common Stock Warrants”) represent the right to acquire in the aggregate a number of shares of common stock equal to approximately 35 basis points (0.35%) of all outstanding shares of Company common stock, measured on a fully diluted basis, on the exercise date with a strike price of $0.01 per share.

The Common Stock Warrants have a fixed three-year term that commenced on the closings of the issuances of the associated Convertible Preferred Stock. The Common Stock Warrants may only be exercised by holders of the Common Stock Warrants at the expiration of such three-year term, except that the Company can force the exercise of the Common Stock Warrants prior to expiration of such term if the volume weighted average trading price of shares of common stock for each trading day during any 60 of the prior 90 trading days is equal to or greater than 175% of the conversion price of the Series A Preferred Stock and Series B Preferred Stock and, with respect to the Series B Warrants and Series C Warrants, the Company simultaneously elects to force a mandatory exercise of all other warrants then outstanding and un-exercised and held by any holder of parity stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently lease approximately 25,600 square feet of office space for general and administrative purposes in Houston, Texas under a lease agreement that expires on September 30, 2021.

In January 2017, NextDecade LLC executed surface lease agreements with the City of Texas City and the State of Texas for a 994-acre site for a potential second U.S. LNG project (collectively, the “Galveston Bay Leases”). The Galveston Bay Leases expired on December 31, 2020.

On March 6, 2019, Rio Grande entered into a lease agreement (the “Rio Grande Site Lease”) with the Brownsville Navigation District of Cameron County, Texas (“BND”) pursuant to which we have agreed to lease approximately 984 acres of land situated in Brownsville, Cameron County, Texas for the purposes of constructing, operating, and maintaining the Terminal and gas treatment and gas pipeline facilities. The initial term of the Rio Grande Site Lease is for 30 years (the “Primary Term”), which will commence on the date specified in a written notice by us to BND. We have the option to renew and extend the term of the Rio Grande Site Lease beyond the Primary Term for up to two consecutive renewal periods of ten years each provided that it has not caused an event of default under the Rio Grande Site Lease.

We do not own or lease any other real property that is materially important to our business. We believe that our current properties are adequate for our current needs and that additional office space will be available when and as needed.

Item 3.   Legal Proceedings

None.

Item 4.   Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information, Holders and Dividends

Our common stock trades on Nasdaq under the symbol “NEXT.” The IPO Warrants trade on the OTC Pink Market under the symbol “NEXTW.”

As of March 18, 2021, 122.2 million shares of Company common stock were outstanding held by approximately 69 record owners. All shares of Company common stock held in street name are recorded in our stock register as being held by one stockholder.

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

Purchase of Equity Securities by the Issuer

The following table summarizes stock repurchases for the three months ended December 31, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as a Part of Publicly Announced Plans	Maximum Number of Units That May Yet Be Purchased Under the Plans
October 2020	3,525	$2.59	—	—
November 2020	—	$—	—	—
December 2020	4,870	$2.40	—	—

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

Overview of Business

We are a LNG development company focused on LNG export projects in the State of Texas. We have focused and continue to focus our development activities on the Terminal and have undertaken and continue to undertake various initiatives to design and engineer the Terminal that we expect will result in demand for contracted capacity at the Terminal, which would allow us to seek construction financing to develop the Terminal. We believe the Terminal possesses competitive advantages in several important areas, including, engineering, commercial, regulatory, and gas supply. We submitted a pre-filing request for the Terminal to the FERC in March 2015 and filed a formal application with the FERC in May 2016. In November 2019, the FERC issued an order authorizing the siting, construction and operation of the Terminal.  We also believe we have robust commercial offtake and gas supply strategies in place.

Overview of Significant Events

Carbon-Neutrality at the Terminal

On March 18, 2021, we announced the formation of NEXT Carbon Solutions, LLC (“NEXT Carbon Solutions”), a wholly owned subsidiary of NextDecade that is expected to:

•	develop one of the largest carbon capture and storage (“CCS”) projects in North America at the Terminal;
•	advance proprietary processes to lower the cost of utilizing CCS technology;
•	help other energy companies to reduce their greenhouse gas (“GHG”) emissions associated with the production, transportation, and use of natural gas; and
•	generate high-quality, verifiable carbon offsets to support companies in their efforts to achieve net-zero emissions.

NEXT Carbon Solutions’ CCS project is expected to reduce permitted CO2 emissions at the Terminal by more than 90 percent without major design changes to the Terminal. As a result, the Terminal is expected to be the greenest LNG project in the world.

We are working with sustainable Permian and Eagle Ford producers seeking to supply responsibly sourced natural gas to the Terminal. Combining responsibly sourced natural gas with the anticipated CO2 emissions reduction associated with our CCS project is expected to enable the Terminal to produce the lowest lifecycle GHG LNG on an FOB basis and to be the greenest LNG project in the world.

To realize the significant benefits associated with co-development of the Terminal and the CCS project, we anticipate achieving FID on a minimum of two trains at the Terminal in 2021 and FID on the CCS project soon after FID at the Terminal.

Terminal Optimization

The original front-end engineering and design for the Terminal was based on six LNG trains capable of producing 27 mtpa of LNG for export. The technologies that were selected and filed with the FERC in 2015 and 2016 have evolved over the five-year permitting period; the LNG trains are now more efficient and will produce more LNG with lower total CO2e emissions. Multiple optimizations have been identified that will lead to the delivery of a LNG project capable of producing 27 mtpa with just five LNG trains instead of six.

We expect these optimizations to result in several environmental and community benefits when compared with our original six-train project, including (i) approximately 21 percent lower CO2e emissions, (ii) shortened construction timeline for the full 27 mtpa project, (iii) reduced facility footprint, and (iv) an expected reduction in traffic on roadways.

On August 13, 2020, the FERC approved the change of the design for the Terminal from six trains to five trains. On October 9, 2020, the FERC issued a notice of denial of rehearing for such approval in regards to challenges to its approval of the design change.

Any future development of Train 6 will require us to secure authorization from the FERC, the DOE, and any other relevant federal or state agency with jurisdiction over the export project.

LNG Sale and Purchase Agreement

In March 2019, we entered into the SPA with Shell for the supply of approximately two mtpa of liquefied natural gas from the Terminal. Pursuant to the SPA, Shell will purchase LNG on a FOB basis starting from the date the first liquefaction train of the Terminal that is commercially operable, with approximately three-quarters of the purchased LNG volume indexed to Brent and the remaining volume indexed to domestic United States gas indices, including Henry Hub.

In the first quarter of 2020, the SPA became effective upon the conditions precedent in the SPA being satisfied or waived.  The SPA obligates Rio Grande to deliver the contracted volumes of LNG to Shell at the FOB delivery point, subject to the first liquefaction train at the Terminal being commercially operable.

Rio Grande Site Lease

On March 6, 2019, Rio Grande entered into the Rio Grande Site Lease for the purposes of constructing, operating and maintaining the Terminal and gas treatment and gas pipeline facilities. The Primary Term will commence on the date specified in a written notice by us to BND. We have the option to renew and extend the term of the Rio Grande Site Lease beyond the Primary Term for up to two consecutive renewal periods of ten years each provided that it has not caused an event of default under the Rio Grande Site Lease.

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

Extension of Contract Validity of Engineering, Procurement, and Construction Contract

During the third quarter of 2018, we initiated a competitive EPC bid process. We received EOIs from multiple EPC contractors to participate in the EPC process. We reviewed the EOIs against a series of selection criteria and issued formal invitations to bid to Bechtel , Fluor and McDermott. In December 2018, each of the EPC bidders provided us with an endorsement of the Terminal’s FEED, which indicates the bidders’ confirmation that the Terminal is technically feasible and can be further designed, engineered, permitted, constructed, commissioned and safely placed into operations.

On April 22, 2019, we received EPC bid packages from each of Bechtel and Fluor, two of the global LNG market’s leading EPC contractors. The technical and commercial bid packages, which were received on-schedule, were for LSTK EPC contracts for the Terminal.

On May 24, 2019, Rio Grande entered into the EPC Agreements. We agreed to pay to Bechtel a contract price of $7.042 billion for the work under the Trains 1 and 2 EPC Agreement and a contract price of $2.323 billion for the work under the Train 3 EPC Agreement. In each of 2020 and 2019, we issued two limited notices to proceed to Bechtel under the Trains 1 and 2 EPC Agreement.

On October 1, 2019, we issued 2,119,728 shares of Company common stock to BDC Oil and Gas Holdings, LLC, an affiliate of Bechtel.  The shares of Company common stock were issued in lieu of a cash payment of $15 million for amounts invoiced by Bechtel pursuant to the Trains 1 and 2 EPC Agreement.

As previously disclosed, Rio Grande and Bechtel completed a contract price refresh on the Trains 1 and 2 EPC Agreement and the Train 3 EPC Agreement resulting in no changes to the contract prices and such contract prices are now valid until December 31, 2021.

By amendment dated March 5, 2021, Rio Grande and Bechtel amended the Trains 1 and 2 EPC Agreement to extend the contract validity to July 31, 2022. By amendment dated March 5, 2021, Rio Grande and Bechtel amended the Train 3 EPC Agreement to extend the contract validity to July 31, 2022.

FERC Order for Terminal

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

Sale of Rio Bravo Pipeline Company, LLC

On March 2, 2020, NextDecade LLC closed the transactions (the “Closing”) contemplated by that certain Omnibus Agreement, dated February 13, 2020, with Buyer, pursuant to which NextDecade LLC sold one hundred percent of the Equity Interests in Rio Bravo to Buyer in consideration of approximately $19.4 million.  Buyer paid $15.0 million of the purchase price to NextDecade LLC at the Closing and the remainder will be paid within five business days after the date that Rio Grande has received, after a final positive investment decision, the initial funding of financing for the development, construction and operation of the Terminal. In connection with the Closing, Rio Grande Gas Supply entered into (i) a Precedent Agreement for Firm Natural Gas Transportation Service for the Rio Bravo Pipeline (the “RBPL Precedent Agreement”) with Rio Bravo and (ii) a Precedent Agreement for Natural Gas Transportation Service (the “VCP Precedent Agreement”) with VCP. VCP and Rio Bravo are wholly owned subsidiaries of Enbridge. The Valley Crossing Pipeline is owned and operated by VCP.

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

Series C Convertible Preferred Stock Purchase Agreements

As previously disclosed, we entered into a Series C Convertible Preferred Stock Purchase Agreement (collectively, the “Series C Stock Purchase Agreements”) with each of (i) York Capital Management, L.P. and certain of its affiliates (“York”), (ii) certain affiliates of Bardin Hill Investment Partners LP (“Bardin Hill”), and (iii) Avenue Energy Opportunities Fund II, L.P (“Avenue” and together with York and Bardin Hill, the “Purchasers”) pursuant to which the Company agreed to sell, and the Purchasers agreed to purchase shares of the Company’s Series C Convertible Preferred Stock, par value $0.0001 per share (the “Series C Preferred Stock”), together with associated warrants, for an aggregate purchase price of $24.5 million.  The consummation of the transactions contemplated by the Series C Stock Purchase Agreements occurred at multiple closings on or prior to March 22, 2021.

For additional details on the Series C Stock Purchase Agreements and the transactions in connection therewith, please refer to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2021.

COVID-19 Pandemic and its Effect on our Business

The business environment in which we operate has been impacted by the recent downturn in the energy market as well as the outbreak of COVID-19 and its progression into a pandemic in March 2020. We have modified and may continue to modify certain business and workforce practices to protect the safety and welfare of our employees. Furthermore, we have implemented and may continue to implement certain mitigation efforts to ensure business continuity. We will continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers, employees, and prospects, or on our financial results beyond 2020.

Liquidity and Capital Resources

Capital Resources

We have funded and continue to fund the development of the Terminal and general working capital needs through our cash on hand and proceeds from the issuances of equity and equity-based securities. Since January 2019, capital raising events have included the following:

In May 2019, we sold an aggregate of 20,945 shares of Series B Preferred Stock, at $1,000 per share for an aggregate purchase price of $20.945 million to York Tactical Energy Fund, L.P. and York Tactical Energy Fund PIV-AN, L.P., (ii) Bardin Hill Investment Partners LP (formerly known as Halcyon Capital Management LP), severally on behalf of certain funds or accounts managed by it or its affiliates, (iii) Valinor Management, L.P., severally on behalf of certain funds or accounts for which it is investment manager (“Valinor”), and (iv) HGC NEXT INV LLC. Series B Warrants were issued together with such shares of Series B Preferred Stock.

In October 2019, we sold an aggregate of 7,974,482 shares of Company common stock at $6.27 per share for an aggregate purchase price of $50.0 million to Ninteenth Investment Company LLC.

In March 2021, we sold an aggregate of 24,500 shares of Series C Preferred Stock at $1,000 per share for an aggregate purchase price of $24.5 million to the Series C Purchasers together with associated warrants.

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash for the periods presented (in thousands):

	Year Ended
	December 31,
	2020	2019
Operating cash flows	$(26,253)	$(40,700)
Investing cash flows	18,521	(16,693)
Financing cash flows	14,604	69,960

Net increase in cash and cash equivalents	6,872	12,567
Cash and cash equivalents – beginning of period	15,736	3,169
Cash and cash equivalents – end of period	$22,608	$15,736

Operating Cash Flows

Operating cash outflows during the years ended December 31, 2020 and 2019 were $26.3 million and $40.7 million, respectively. The decrease in operating cash outflows in 2020 compared to 2019 was primarily related to the decrease in invitation to bid contract costs of $10.2 million and a decrease in general and administrative costs of $2.5 million.

Investing Cash Flows

Investing cash inflows during the year ended December 31, 2020 was $18.5 million and investing cash outflows during the year ended December 31, 2019 was $16.7 million. The investing cash inflows in 2020 were primarily the result of the sale of investment securities of  $62.0 million partially offset by cash used in the development of the Terminal of $32.4 million and cash used in the acquisition of other assets of  $10.9 million. The investing cash outflows in 2019 were the result of cash used in the development of the Terminal and the Pipeline of $27.2 million and a net redemption of $10.5 million in investment securities.

Financing Cash Flows

Financing cash inflows during the years ended December 31, 2020 and 2019 were $14.6 million and $70.0 million, respectively. Financing cash inflows in 2020 were primarily the result of proceeds from the sale of Rio Bravo of  $15.0 million. Financing cash inflows in 2019 were the result of $71.0 million of proceeds from the issuance of preferred and common equity offset by $0.3 million of equity issuance costs and $0.7 million of shares repurchased related to share based compensation.

Pre-FID Liquidity

In 2020, we incurred approximately $67 million on pre-FID development activities in support of the Terminal. To preserve pre-FID liquidity, we have implemented certain measures to manage costs:

•	Since December 31, 2019, full-time headcount has decreased 38 percent.

•	Our Chief Executive Officer and certain other members of our executive team voluntarily reduced their base salaries by ten percent during 2020.

•	We and Bechtel have agreed to a limited scope of ongoing work which will provide for continued engineering progress for the Terminal.

•	We have reduced our office space under lease and deferred additional information technology spending until FID is achieved.

We expect pre-FID development spending to average approximately $3 million per month through year-end 2021. We believe that the measures taken to manage costs will not negatively affect our ability to successfully deliver the Terminal and will create value for stockholders.

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

We currently expect that the long-term capital requirements for the Terminal will be financed predominately through project financing and proceeds from future debt, equity-based, and equity offerings by us. There can be no assurance that we will succeed in securing additional debt and/or equity financing in the future to complete the Terminal or, if successful, that the capital we raise will not be expensive or dilutive to stockholders. Additionally, if these types of financing are not available, we will be required to seek alternative sources of financing, which may not be available on terms acceptable to us, if at all.

Contractual Obligations

We are committed to make cash payments in the future pursuant to certain of our contracts. The following table summarizes certain contractual obligations (in thousands) in place as of December 31, 2020:

	Total	2021	2022-2023	2024-2025	Thereafter
Operating lease obligations	$2,685	$2,685	$—	$—	$—
Other	85	53	32	—	—
Total	$2,770	$2,738	$32	$—	$—

Operating lease obligations primarily relate to our Rio Grande Site Lease and office space in Houston, Texas.

A discussion of these obligations can be found at — Note 7 – Leases and Note 14 – Commitments and Contingencies of our Notes to Consolidated Financial Statements.

Results of Operations

The following table summarizes costs, expenses and other income for the year ended December 31, 2020 and 2019 (in thousands):

	Year Ended
	December 31,
	2020	2019	Change
Revenues	$—	$—	$—
General and administrative expenses	20,213	22,548	(2,335)
Invitation to Bid Contract Costs	—	10,163	(10,163)
Land option and lease expenses	1,603	2,039	(436)
Depreciation expense	196	251	(55)
Operating loss	(22,012)	(35,001)	12,989
Gain (loss) on Common Stock Warrant Liabilities	7,870	(2,657)	10,527
Loss on redemption of investment securities	(412)	—	(412)
Interest income, net	243	1,718	(1,475)
Other	(18)	69	(87)
Net loss attributable to NextDecade Corporation	(14,329)	(35,871)	21,542
Preferred stock dividends	(14,327)	(11,164)	(3,163)
Deemed dividends on Series A Convertible Preferred Stock	(128)	(1,517)	1,389
Net loss attributable to common stockholders	$(28,784)	$(48,552)	$19,768

Our consolidated net loss was $14.3 million, or $0.24 per common share (basic and diluted), for the year ended December 31, 2020 compared to a net loss of  $35.9 million, or $0.45 per common share (basic and diluted), for the year ended December 31, 2019. The $21.5 million decrease in net loss was primarily a result of a decrease in invitation to bid contract costs, a decrease in general and administrative expense and an increase in the gain on common stock warrant liabilities, partially offset by a decrease in interest income, discussed separately below.

General and administrative expenses during the year ended December 31, 2020 decreased $2.3 million compared to the year ended December 31, 2019, due primarily to decreases in salaries and wages, professional fees, office expenses, travel expenses and marketing and conference sponsorship costs of $11.7 million, partially offset by an increase in share-based compensation expense of $9.3 million. The increase in share-based compensation expense is primarily a result of forfeitures of restricted stock during the year ended December 31, 2019.

For the year ended December 31, 2020, there were no invitation to bid contract costs compared to approximately $10.2 million incurred during the year ended December 31, 2019.  The decrease in invitation to bid contract costs is due to the conclusion of the competitive EPC bid process.

The gain on Common Stock Warrant Liabilities of approximately $7.9 million in 2020 was primarily due to a decrease in the price of common stock from $6.14 per share at December 31, 2019 to $2.09 per share at December 31, 2020.

Interest income, net during the year ended December 31, 2020 decreased $1.5 million compared to the year ended December 31, 2019 due to lower average balances maintained in our cash, cash equivalent and investment securities accounts.

Preferred stock dividends of $14.3 million in 2020 consisted of dividends paid-in-kind with the issuance of an additional 7,310 shares of Series A Preferred Stock and 6,967 additional shares of Series B Preferred Stock.

Deemed dividends on the Series A Preferred Stock for the year ended December 31, 2020 and December 31, 2019 represents the accretion of the beneficial conversion feature associated with the Series A Preferred Stock issued in 2018.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2020.

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

For additional information regarding our share-based compensation, see Note 12 – Share-based Compensation of our Notes to Consolidated Financial Statements.

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

For additional information regarding the valuation of Common Stock Warrant liabilities, see Note 10 – Preferred Stock and Common Stock Warrants of our Notes to Consolidated Financial Statements.

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

Recent Accounting Standards

For descriptions of recently issued accounting standards, see Note 15 – Recent Accounting Pronouncements of our Notes to Consolidated Financial Statements.

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

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

NextDecade Corporation and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

NextDecade Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of NextDecade Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity, series A and series B convertible preferred stock, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of common stock warrant liabilities

As described further in Note 10 to the financial statements, the Company had $4.2 million of common stock warrant liabilities as of December 31, 2020. At each balance sheet date, management determines the estimated fair value of common stock warrant liabilities using a Monte Carlo valuation method. The following qualitative information is used by management to determine the fair value measurement of the common stock warrant liabilities: stock price, exercise price, risk-free rate, volatility, and the warrants term in years, among other inputs. We identified the valuation of common stock warrant liabilities as a critical audit matter.

The principal considerations for our determination that the valuation of common stock warrant liabilities is a critical audit matter are that (i) there was significant judgment by management when determining the estimated volatility, risk-free interest rate, and the expected life of the common stock warrants, and (ii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing procedures and evaluating the audit evidence obtained from these procedures.

Our audit procedures related to the valuation of common stock warrant liabilities included the following, among others.

●

We tested the design of controls over the valuation of common stock warrant liabilities and gained an understanding of the valuation credentials and industry expertise of the third-party valuation group and valuation methodologies used.

●

We tested the schedule of fully dilutive shares used to value common stock warrants by confirming outstanding common stock with the third-party transfer agent and testing the conversion value of preferred stock and dividend issuances.

●

With the assistance of Grant Thornton internal valuation specialists, we tested management’s and the third-party’s process for determining the fair value of common stock warrants, including evaluating significant assumptions used, testing supporting documents, and assessing reasonableness by comparing to historical trends and industry expectations. Certain key inputs/assumptions tested by us included the following:

o	Volatility
o	Risk-free interest rate
o	Warrant terms

Sale of Rio Bravo accounting treatment

As described further in Note 5 to the financial statements, on March 2, 2020, the Company completed the sale of Rio Bravo Pipeline Company, LLC (“Rio Bravo”) to Spectra Energy Transmission II, LLC, a wholly owned subsidiary of Enbridge, Inc ("Enbridge"). In connection with the closing of the sale, the Company entered into a precedent agreement where Rio Bravo agreed to provide the Company with firm natural gas transportation services on the proposed interstate natural gas pipeline in a quantity sufficient to match the full operational capacity of each proposed liquefaction train of the liquefied natural gas terminal. Additionally, if the Company fails to issue a full notice to proceed to the terminal contractor on or prior to December 31, 2023, Enbridge has the right to sell the equity interests back to the Company, and the Company has the right to repurchase the equity interests from Enbridge. Due to the aforementioned terms of the agreement, the proceeds from the sale of the equity interests and additional costs incurred by Enbridge are presented as a non-current liability and the assets of Rio Bravo have not been de-recognized in the consolidated balance sheet at December 31, 2020. We identified the sale of Rio Bravo accounting treatment as a critical audit matter.

The principal considerations for our determination that the sale of Rio Bravo accounting treatment is a critical audit matter are (i) the complexity of the terms of the sale agreement, (ii) the complexity and judgment involved in the determination of the applicable accounting authoritative guidance, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing procedures and evaluating the audit evidence obtained from these procedures.

Our audit procedures related to the sale of Rio Bravo accounting treatment included the following, among others.

●	We read the sale agreement.

●

We tested management’s process for concluding on the accounting treatment of the sale of the equity interest in Rio Bravo, including management’s assumptions used to determine the accounting treatment in accordance with the sale agreement.

●	We used our firm specialist resources to assist in auditing management’s conclusions through an accounting consultation.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2018.

Houston, Texas

March 25, 2021

NextDecade Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$22,608	$15,736
Investment securities	—	62,207
Prepaid expenses and other current assets	670	859
Total current assets	23,278	78,802
Property, plant and equipment, net	161,662	134,591
Operating lease right-of-use assets, net	429	1,054
Other non current assets	16,299	6,748
Total assets	$201,668	$221,195

Liabilities, Series A and Series B Convertible Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable	$207	$11,912
Share-based compensation liability	182	182
Accrued liabilities and other current liabilities	1,032	8,751
Current Common Stock Warrant liabilities	3,290	—
Current operating lease liabilities	432	698
Total current liabilities	5,143	21,543
Non-current Common Stock Warrant liabilities	874	12,034
Non-current operating lease liabilities	—	3
Other non-current liabilities	22,916	—
Total liabilities	28,933	33,580

Commitments and contingencies (Note 14)

Series A Convertible Preferred Stock, $1,000 per share liquidation preference, Issued and outstanding: 65,507 shares and 58,197 shares at December 31, 2020 and December 31, 2019, respectively	55,522	48,084
Series B Convertible Preferred Stock, $1,000 per share liquidation preference, Issued and outstanding: 62,612 shares and 55,645 shares at December 31, 2020 and December 31, 2019, respectively	56,781	49,814

Stockholders’ equity
Common stock, $0.0001 par value Authorized: 480.0 million shares at December 31, 2020 and December 31, 2019, Issued and outstanding: 117.8 million shares and 117.3 million shares at December 31, 2020 and December 31, 2019, respectively	12	12
Treasury stock: 249,742 shares and 137,860 shares at December 31, 2020 and December 31, 2019, respectively, at cost	(1,031)	(685)
Preferred stock, $0.0001 par value Authorized: 0.9 million, after designation of the Series A and Series B Convertible Preferred Stock, Issued and outstanding: none at December 31, 2020 and December 31, 2019	—	—
Additional paid-in-capital	209,481	224,091
Accumulated deficit	(148,030)	(133,701)
Total stockholders’ equity	60,432	89,717
Total liabilities, Series A and Series B Convertible Preferred Stock and stockholders’ equity	$201,668	$221,195

The accompanying notes are an integral part of these Consolidated Financial Statements.

NextDecade Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended
	December 31,
	2020	2019
Revenues	$—	$—
Operating Expenses
General and administrative expenses	20,213	22,548
Invitation to Bid Contract Costs	—	10,163
Land option and lease expenses	1,603	2,039
Depreciation expense	196	251
Total operating expenses	22,012	35,001
Total operating loss	(22,012)	(35,001)
Other income (expense)
Gain (loss) on Common Stock Warrant liabilities	7,870	(2,657)
Loss on redemption of investment securities	(412)	—
Interest income, net	243	1,718
Other	(18)	69
Total other income	7,683	(870)
Net loss attributable to NextDecade Corporation	(14,329)	(35,871)
Preferred stock dividends	(14,327)	(11,164)
Deemed dividends on Series A Convertible Preferred Stock	(128)	(1,517)
Net loss attributable to common stockholders	$(28,784)	$(48,552)

Net loss per common share - basic and diluted	$(0.24)	$(0.45)

Weighted average shares outstanding - basic and diluted	117,524	109,057

The accompanying notes are an integral part of these Consolidated Financial Statements.

NextDecade Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity, Series A and Series B Convertible Preferred Stock

(in thousands)

	Common Stock		Treasury Stock
		Par			Additional		Total	Series A	Series B
		Value			Paid-in	Accumulated	Stockholders’	Convertible	Convertible
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Preferred Stock	Preferred Stock
Balance at January 1, 2019	106,856	$11	6	$(35)	$180,862	$(97,617)	$83,221	$40,091	$26,159
Adoption of ASC Topic 842	—	—	—	—	—	(213)	(213)	—	—
Adoption of ASU 2018-07	—	—	—	—	2,116	—	2,116	—	—
Share-based compensation	—	—	—	—	(8,525)	—	(8,525)	—	—
Restricted stock vesting	510	—	—	—	495	—	495	—	—
Issuance of common stock net of equity issuance costs	10,094	1	—	—	61,824	—	61,825	—	—
Shares repurchased related to share-based compensation	(131)	—	131	(650)	—	—	(650)	—	—
Issuance of Series B preferred stock	—	—	—	—	—	—	—	—	19,009
Preferred stock dividends	—	—	—	—	(11,164)	—	(11,164)	6,476	4,646
Deemed dividends - accretion of beneficial conversion feature	—	—	—	—	(1,517)	—	(1,517)	1,517	—
Net Loss	—	—	—	—	—	(35,871)	(35,871)	—	—
Balance at December 31, 2019	117,329	$12	137	$(685)	$224,091	$(133,701)	$89,717	$48,084	$49,814
Share-based compensation	—	—	—	—	(155)	—	(155)	—	—
Restricted stock vesting	612	—	—	—	—	—	—	—	—
Shares repurchased related to share-based compensation	(112)	—	112	(346)	—	—	(346)	—	—
Preferred stock dividends	—	—	—	—	(14,327)	—	(14,327)	7,310	6,967
Deemed dividends - accretion of beneficial conversion feature	—	—	—	—	(128)	—	(128)	128	—
Net Loss	—	—	—	—	—	(14,329)	(14,329)	—	—
Balance at December 31, 2020	117,829	$12	249	$(1,031)	$209,481	$(148,030)	$60,432	$55,522	$56,781

The accompanying notes are an integral part of these Consolidated Financial Statements.

NextDecade Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 31,
	2020	2019
Operating activities:
Net loss attributable to NextDecade Corporation	$(14,329)	$(35,871)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	196	251
Share-based compensation expense	(341)	(9,646)
(Gain) loss on Common Stock Warrant liabilities	(7,870)	2,657
Gain on investment securities	—	(100)
Realized loss (gain) on investment securities	423	(138)
Amortization of right-of-use assets	1,230	955
Amortization of other non-current assets	1,360	127
Changes in operating assets and liabilities:
Prepaid expenses	191	573
Accounts payable	(370)	207
Operating lease liabilities	(874)	(1,624)
Accrued expenses and other liabilities	(5,869)	1,909
Net cash used in operating activities	(26,253)	(40,700)
Investing activities:
Acquisition of property, plant and equipment	(32,352)	(20,303)
Acquisition of other non-current assets	(10,911)	(6,875)
Proceeds from sale of investment securities	61,972	77,000
Purchase of investment securities	(188)	(66,515)
Net cash provided by (used in) investing activities	18,521	(16,693)
Financing activities:
Proceeds from sale of Rio Bravo Pipeline Company, LLC	15,000	—
Proceeds from equity issuance	—	70,945
Preferred stock dividends	(50)	(42)
Equity issuance costs	—	(293)
Shares repurchased related to share-based compensation	(346)	(650)
Net cash provided by financing activities	14,604	69,960
Net increase in cash and cash equivalents	6,872	12,567
Cash and cash equivalents – beginning of period	15,736	3,169
Cash and cash equivalents – end of period	$22,608	$15,736

Non-cash investing activities:
Accounts payable for acquisition of property, plant and equipment	$16	$11,351
Accrued liabilities for acquisition of property, plant and equipment	650	2,503
Pipeline assets obtained in exchange for other non-current liabilities	7,916	—
Common stock issued in lieu of cash	—	12,082
Non-cash financing activities:
Paid-in-kind dividends on Series A Convertible Preferred Stock	14,277	11,122
Accretion of deemed dividends on Series A Convertible Preferred Stock	128	1,517

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

Fair Value of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Hierarchy Levels 1, 2 and 3 are terms for the priority of inputs to valuation techniques used to measure fair value. Hierarchy Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Hierarchy Level 2 inputs are inputs other than quoted prices included within Level 1 that are directly or indirectly observable for the asset or liability. Hierarchy Level 3 inputs are inputs that are not observable in the market. In determining fair value, we use observable market data when available, or models that incorporate observable market data. In addition to market information, we incorporate transaction-specific details that, in management’s judgment, market participants would take into account in measuring fair value. We maximize the use of observable inputs and minimize our use of unobservable inputs in arriving at fair value estimates. Recurring fair-value measurements are performed for investment securities as disclosed in Note 4 – Investment Securities and for Common Stock Warrant liabilities as disclosed in Note 10 – Preferred Stock and Common Stock Warrants. The carrying amount of cash and cash equivalents and accounts payable reported on the Consolidated Balance Sheets approximates fair value due to their short-term maturities.

Treasury Stock

Treasury stock is recorded at cost. Issuance of treasury stock is accounted for on a weighted average cost basis. Differences between the cost of treasury stock and the re-issuance proceeds are charged to additional paid-in capital.

Net Loss Per Share

Net loss per share (“EPS”) is computed in accordance with GAAP. Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS reflects potential dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if the potential common shares had been issued and were dilutive. The dilutive effect of unvested stock and warrants is calculated using the treasury-stock method and the dilutive effect of convertible securities is calculated using the if-converted method. Basic and diluted EPS for all periods presented are the same since the effect of our potentially dilutive securities are anti-dilutive to our net loss per share, as disclosed in Note 11 – Net Loss Per Share Attributable to Common Stockholders.

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

Smaller Reporting Company

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

Note 3 — Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,	December 31,
	2020	2019
Prepaid subscriptions	$29	$161
Prepaid insurance	314	292
Prepaid marketing and sponsorships	60	25
Other	267	381
Total prepaid expenses and other current assets	$670	$859

Note 4 — Investment Securities

We previously invested in Class L shares of the JPMorgan Managed Income Fund. In March 2020, we redeemed the balance of the JPMorgan Managed Income Fund and realized a loss of $0.4 million.

Investment securities are included in Level 1 of the fair value hierarchy and consisted of the following (in thousands):

	December 31,		December 31,
	2020		2019
	Fair value	Cost	Fair value	Cost
JPMorgan Managed Income Fund	$—	$—	$62,207	$6,278

Note 5 — Sale of Equity Interests in Rio Bravo Pipeline Company, LLC

On March 2, 2020, NextDecade LLC closed the transactions (the “Closing”) contemplated by that certain Omnibus Agreement, dated February 13, 2020, with Spectra Energy Transmission II, LLC, a wholly owned subsidiary of Enbridge Inc. (“Buyer”), pursuant to which NextDecade LLC sold one hundred percent of the equity interests (the “Equity Interests”) in Rio Bravo Pipeline Company, LLC (“Rio Bravo”) to Buyer for consideration of approximately $19.4 million. Buyer paid $15.0 million of the purchase price to NextDecade LLC at the Closing and the remainder will be paid within five business days after the date that Rio Grande has received, after a final positive investment decision, the initial funding of financing for the development, construction and operation of the Terminal. In connection with the Closing, Rio Grande LNG Gas Supply LLC, an indirect wholly-owned subsidiary of the Company (“Rio Grande Gas Supply”), entered into (i) a Precedent Agreement for Firm Natural Gas Transportation Service for the Rio Bravo Pipeline (the “RBPL Precedent Agreement”) with Rio Bravo and (ii) a Precedent Agreement for Natural Gas Transportation Service (the “VCP Precedent Agreement”) with Valley Crossing Pipeline, LLC (“VCP”). VCP and, as of the Closing, Rio Bravo are wholly owned subsidiaries of Enbridge Inc. The Valley Crossing Pipeline is owned and operated by VCP.

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

If Rio Grande or its affiliate fail to issue a full notice to proceed to the EPC Contractor on or prior to December 31, 2023, Buyer has the right to sell the Equity Interests back to NextDecade LLC and NextDecade LLC has the right to repurchase the Equity Interests from Buyer, in each case at a price not to exceed $23 million. Accordingly, the proceeds from the sale of the Equity Interests and additional costs incurred by Buyer are presented as a non-current liability and the assets of Rio Bravo have not been de-recognized in the consolidated balance sheet at December 31, 2020.

Note 6 — Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	December 31,	December 31,
	2020	2019
Fixed Assets
Computers	$487	$487
Furniture, fixtures, and equipment	464	471
Leasehold improvements	101	547
Total fixed assets	1,052	1,505
Less: accumulated depreciation	(660)	(793)
Total fixed assets, net	392	712
Terminal and Pipeline Assets (not placed in service)
Terminal	140,253	121,081
Pipeline	21,017	12,798
Total Terminal and Pipeline assets	161,270	133,879
Total property, plant and equipment, net	$161,662	$134,591

Depreciation expense for the years ended  December 31, 2020 and 2019 was $196 thousand and $251 thousand, respectively.

Note 7 — Leases

We currently lease approximately 25,600 square feet of office space for general and administrative purposes in Houston, Texas under a lease agreement that expires on September 30, 2021.

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

In January 2017, NextDecade LLC executed surface lease agreements with the City of Texas City and the State of Texas for a 994-acre site for a potential second U.S. LNG project (collectively, the “Galveston Bay Leases”). The term of the Galveston Bay Leases is 36 months with an option to extend for an additional 12 months.  Such option was included in the measurement of Operating lease right-of-use assets and Operating lease liabilities and was exercised in the fourth quarter of 2019. The Galveston Bay Leases were not renewed upon expiration on December 31, 2020.

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

Operating lease right-of-use assets are as follows (in thousands):

	December 31,	December 31,
	2020	2019
Office leases	$429	$610
Land leases	—	444
Total operating lease right-of-use assets, net	$429	$1,054

Operating lease liabilities are as follows (in thousands):

	December 31,	December 31,
	2020	2019
Office leases	$432	$698
Land leases	—	—
Total current lease liabilities	432	698
Non-current office leases	—	3
Non-current land leases	—	—
Total lease liabilities	$432	$701

Operating lease expense is as follows (in thousands):

	December 31,	December 31,
	2020	2019
Office leases	$829	$719
Land leases	446	456
Total operating lease expense	1,275	1,175
Short-term lease expense	319	321
Land option expense	9	543
Total land option and lease expense	$1,603	$2,039

Maturity of operating lease liabilities as of  December 31, 2020 are as follows (in thousands):

2021	$452
2022	—
2023	—
2024	—
2025	—
Thereafter	—
Total undiscounted lease payments	452
Discount to present value	(20)
Present value of lease liabilities	$432

Other information related to our operating leases as of  December 31, 2020 is as follows (in thousands):

	December 31,	December 31,
	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities:
Cash flows from operating activities	$1,004	$1,844
Noncash right-of-use assets recorded for operating lease liabilities:
Adoption of Topic 842	—	1,562
In exchange for new operating lease liabilities during the period	605	443

Note 8 — Other Non-Current Assets

Other non-current assets consisted of the following (in thousands):	December 31,	December 31,
	2020	2019
Permitting costs(1)	$7,385	$2,637
Enterprise resource planning system, net	1,805	3,165
Rio Grande Site Lease initial direct costs	7,109	946
Total other non-current assets, net	$16,299	$6,748

(1)

Permitting costs primarily represent costs incurred in connection with our permit applications to the United States Army Corps of Engineers and the U.S. Fish and Wildlife Service for wetlands and habitat mitigation measures for potential impacts to wetlands and habitat that may be caused by the construction of the Terminal.

Note 9 — Accrued Liabilities and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2020	2019
Employee compensation expense	$14	$4,221
Terminal and Pipeline asset costs	650	2,503
Accrued legal services	5	1,060
Other accrued liabilities	363	967
Total accrued liabilities and other current liabilities	$1,032	$8,751

Note 10 — Preferred Stock and Common Stock Warrants

Preferred Stock

In August 2018, the Company sold an aggregate of 50,000 shares of Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock), at $1,000 per share for an aggregate purchase price of $50 million and issued an additional 1,000 shares of Series A Preferred Stock in aggregate as origination fees to (i) York Capital Management Global Advisors, LLC, severally on behalf of certain funds or accounts managed by it or its affiliates (“York”), (ii) Valinor Management, L.P., severally on behalf of certain funds or accounts for which it is investment manager (“Valinor”), (iii) Bardin Hill Investment Partners LP (formerly known as Halcyon Capital Management LP), severally on behalf of certain funds or accounts managed by it or its affiliates (“Bardin Hill,” and together with York and Valinor, the “Fund Purchasers”) and (iv) HGC NEXT INV LLC (“HGC” and, together with the Fund Purchasers, the “Series A Preferred Stock Purchasers”). Warrants were issued together with the shares of Series A Preferred Stock (the “Series A Warrants”).

In connection with the issuance of Series A Preferred Stock and pursuant to backstop commitment agreements with the Fund Purchasers dated April 11, 2018, as subsequently amended on August 3, 2018 (as amended, the “Backstop Agreements”), the Company also issued a total of 413,658 shares of Company common stock as fees to the Fund Purchasers.  Each Fund Purchaser is a Company stockholder and, pursuant to that certain Agreement and Plan of Merger, dated as of April 17, 2017, by and among the Company, each Fund Purchaser and/or one or more of its affiliates, and the other parties named therein, three individuals, two individuals, and one individual from York, Valinor, and Bardin Hill, respectively, were appointed to the Company’s board of directors.

In September 2018, the Company sold an aggregate of 29,055 shares of Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock” and, together with the Series A Preferred Stock, the “Convertible Preferred Stock”), at $1,000 per share for an aggregate purchase price of $29.055 million and the Company issued an additional 581 shares of Series B Preferred Stock in aggregate as origination fees to certain funds managed by BlackRock, Inc. (“BlackRock”).

  In May 2019, the Company sold an aggregate of 20,945 shares of Series B Preferred Stock, at $1,000 per share for an aggregate purchase price of $20.945 million and we issued an additional 418 shares of Series B Preferred Stock in aggregate as origination fees to York Tactical Energy Fund, L.P. and York Tactical Energy Fund PIV-AN, L.P. (the “York Tactical Funds” and, together with BlackRock, Bardin Hill, Valinor and HGC, the “Series B Preferred Stock Purchasers”), (ii) Bardin Hill, (iii) Valinor and (iv) HGC. Warrants were issued together with the shares of Series B Preferred Stock (the “Series B Warrants” and, together with the Series A Warrants, the “Common Stock Warrants”).

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

The shares of Convertible Preferred Stock bear dividends at a rate of 12% per annum, which are cumulative and accrue daily from the date of issuance on the $1,000 stated value. Such dividends are payable quarterly and may be paid in cash or in-kind. During the twelve months ended December 31, 2020 and 2019 the Company paid-in-kind $14.3 million and $11.2 million of dividends, respectively, to holders of the Convertible Preferred Stock. On January 12, 2021, the Company declared dividends to holders of the Convertible Preferred Stock as of the close of business on December 15, 2020. On January 15, 2021, the Company paid-in-kind $3.9 million of dividends to holders of the Convertible Preferred Stock.

The holders of Convertible Preferred Stock vote on an “as-converted” basis with the holders of the Company common stock on all matters brought before the holders of Company common stock. In addition, the holders of Convertible Preferred Stock have separate class voting rights with respect to certain matters affecting their rights.

The Convertible Preferred Stock do not qualify as liability instruments under ASC 480, because they are not mandatorily redeemable. However, as SEC Regulation S-X, Rule 5-02-27 does not permit a probability assessment for a change of control provision, the Convertible Preferred Stock must be presented as mezzanine equity between liabilities and stockholders’ equity in our Consolidated Balance Sheets because a change of control event, could force the Company to redeem the Convertible Preferred Stock for cash or assets of the Company. At each balance sheet date, we must re-evaluate whether the Convertible Preferred Stock continue to qualify for equity classification.

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

The Common Stock Warrants have a fixed three-year term that commenced on the closings of the issuances of the associated Convertible Preferred Stock. The Common Stock Warrants may only be exercised by holders of the Common Stock Warrants at the expiration of such three-year term, except that the Company can force the exercise of the Common Stock Warrants prior to expiration of such term if the volume weighted average trading price of shares of Common Stock for each trading day during any 60 of the prior 90 trading days is equal to or greater than 175% of the of the applicable Convertible Preferred Stock conversion price and, with respect to the Series B Warrants, the Company simultaneously elects to force a mandatory exercise of all other warrants then outstanding and un-exercised and held by any holder of parity stock. Pursuant to ASC 815-40, the fair value of the Common Stock Warrants was recorded as a non-current liability on our Consolidated Balance Sheet on the issuance dates. The Company revalues the Common Stock Warrants at each balance sheet date and recognized a gain of $7.9 million and a loss of $2.7 million as of December 31, 2020 and 2019, respectively. The Common Stock Warrant liabilities are included in Level 3 of the fair value hierarchy.

The assumptions used in the Monte Carlo simulation to estimate the fair value of the Common Stock Warrants as of  December 31, 2020 are as follows:

	December 31,	December 31,
	2020	2019
Stock price	$2.09	$6.14
Exercise price	$0.01	$0.01
Risk-free rate	0.1%	1.6%
Volatility	58.6%	27.6%
Term (years)	0.8	1.8

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

Note 11 — Net Loss Per Share Attributable to Common Stockholders

The following table (in thousands, except for loss per share) reconciles basic and diluted weighted average common shares outstanding for the years ended December 31, 2020 and 2019:

	Year Ended
	December 31,
	2020	2019
Weighted average common shares outstanding:
Basic	117,524	109,057
Dilutive unvested stock, convertible preferred stock, Common Stock Warrants and IPO Warrants	—	—
Diluted	117,524	109,057

Basic and diluted net loss per share attributable to common stockholders	$(0.24)	$(0.45)

Potentially dilutive securities that were not included in the diluted net loss per share computations because their effect would have been anti-dilutive were as follows (in thousands):

	Year Ended
	December 31,
	2020	2019
Unvested stock (1)	916	861
Convertible preferred stock	16,635	13,697
Common Stock Warrants	1,976	1,662
IPO Warrants(2)	12,082	12,082
Total potentially dilutive common shares	31,609	28,302

(1)

Does not include 2.1 million shares and 3.6 million shares of unvested stock for the year ended  December 31, 2020 and 2019 because the performance conditions had not yet been satisfied as of   December 31, 2020 and 2019, respectively.

(2)

The IPO Warrants were issued in connection with our initial public offering and are exercisable at a price of $11.50 per share and expire July 24, 2022. The Company may redeem the Warrants at a price of $0.01 per IPO Warrant upon 30 days’ notice only if the last sale price of our common stock is at least $17.50 per share for any 20 trading days within a 30-trading day period. If the Company redeems the IPO Warrants in this manner, the Company will have the option to do so on a cashless basis with the issuance of an economically equivalent number of shares of Company common stock.

Note 12 — Share-based Compensation

We have granted shares of Company common stock and restricted stock to employees, consultants and non-employee directors under our 2017 Omnibus Incentive Plan (the “2017 Plan”) and in connection with the special meeting of stockholders on July 24, 2017.

Total share-based compensation consisted of the following (in thousands):

	Year Ended
	December 31,
	2020	2019
Share-based compensation:
Equity awards	$(155)	$(8,525)
Liability awards	—	—
Total share-based compensation	(155)	(8,525)
Capitalized share-based compensation	(186)	(1,121)
Total share-based compensation expense	$(341)	$(9,646)

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

Certain employee contracts provided for cash bonuses upon a positive FID in the Terminal (the “FID Bonus”). In January 2018, the Compensation Committee (formerly the Nominating, Corporate Governance and Compensation Committee) of the board of directors approved, and certain employees party to such contracts accepted, an amendment to such contracts whereby the FID Bonuses would be settled in shares of Company common stock equal to 110% of the FID Bonus. The associated liability for FID Bonuses to be settled in shares of Company common stock of $0.2 million is included in share-based compensation liability in our Consolidated Balance Sheets at each of  December 31, 2020 and 2019.

The total unrecognized compensation costs at  December 31, 2020 relating to equity-classified awards were $3.1 million, which is expected to be recognized over a weighted average period of 1.0 years.

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

The table below provides a summary of our restricted stock outstanding as of  December 31, 2020 and changes during the year ended  December 31, 2020 (in thousands, except for per share information):

	Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at January 1, 2020	4,772	$7.95
Granted	225	3.02
Vested	(612)	5.38
Forfeited	(874)	8.08
Non-vested at December 31, 2020	3,511	$8.05

Note 13 — Income Taxes

The reconciliation of the federal statutory income tax rate to our effective income tax rate is as follows:

	Year Ended
	December 31,
	2020	2019
U.S. federal statutory rate, beginning of year	21%	21%
Officers' compensation	2	7
Other	(3)	(2)
Valuation allowance	(20)	(26)
Effective tax rate as reported	—%	—%

Significant components of our deferred tax assets and liabilities at  December 31, 2020 and 2019 are as follows (in thousands):

	Year Ended
	December 31,
	2020	2019
Deferred tax assets
Net operating loss carryforwards and credits	$20,698	$15,064
Share-based compensation expense	3,813	3,441
Property, plant and equipment	725	1,025
Common stock warrant liabilities	—	524
Operating lease liabilities	91	147
Other	54	21
Less: valuation allowance	(22,669)	(19,802)
Total deferred tax assets	2,712	420

Deferred tax liabilities
Common stock warrant liabilities	(1,129)	—
Operating lease Right-of-use assets	(1,583)	(420)
Total deferred tax liabilities	(2,712)	(420)

Net deferred tax assets (liabilities)	$—	$—

The federal deferred tax assets presented above do not include the state tax benefits as our net deferred state tax assets are offset with a full valuation allowance.

At December 31, 2020, we had federal net operating loss (“NOL”) carryforwards of approximately $98.6 million. Approximately $26.1 million of these NOL carryforwards will expire between 2034 and 2038.

Due to our history of NOLs, current year NOLs and significant risk factors related to our ability to generate taxable income, we have established a valuation allowance to offset our deferred tax assets as of December 31, 2020 and 2019. We will continue to evaluate our ability to release the valuation allowance in the future. Due to our full valuation allowance, we have not recorded a provision for federal or state income taxes during the years ended  December 31, 2020 or 2019.  Deferred tax assets and deferred tax liabilities are classified as non-current in our Consolidated Balance Sheets.

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

We remain subject to periodic audits and reviews by taxing authorities; however, we did not have any open income tax audits as of December 31, 2020. The federal tax returns for the years beginning 2015 remain open for examination.

In response to the global pandemic related to COVID-19, the President signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) on March 27, 2020 and the Consolidated Appropriations Act, 2021 (the “CAA”) on December 27, 2020.  The CARES Act and the CAA provide numerous relief provisions for corporate taxpayers, including modification of the utilization limitations on NOLs, favorable expansions of the deduction for business interest expense under Internal Revenue Code Section 163(j), and the ability to accelerate timing of refundable alternative minimum tax credits.  For the year ended December 31, 2020, there were no material tax impacts to our consolidated financial statements from the CARES Act, the CAA or other COVID-19 measures.  The Company continues to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and others.

Note 14 — Commitments and Contingencies

Other Commitments

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

As of December 31, 2020, management was not aware of any claims or legal actions that, separately or in the aggregate, are likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows, although the Company cannot guarantee that a material adverse event will not occur.

Note 15 — Recent Accounting Pronouncements

The following table provides a brief description of recent accounting standards that have not been adopted by the Company during the reporting period:

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

Note 16 — Subsequent Events

On March 17, 2021, the Company entered into a Series C Convertible Preferred Stock Purchase Agreement (collectively, the “Series C Stock Purchase Agreements”) with each of (i) York Capital Management, L.P. and certain of its affiliates (“York”), (ii) certain affiliates of Bardin Hill Investment Partners LP (“Bardin Hill”), and (iii) Avenue Energy Opportunities Fund II, L.P (“Avenue” and together with York and Bardin Hill, the “Purchasers”) pursuant to which the Company agreed to sell, and the Purchasers agreed to purchase shares of the Company’s Series C Convertible Preferred Stock, par value $0.0001 per share (the “Series C Preferred Stock”), together with associated warrants, for an aggregate purchase price of $24.5 million.  The consummation of the transactions contemplated by the Series C Stock Purchase Agreements occurred at multiple closings on or prior to March 22, 2021.

We have evaluated subsequent events through March 25, 2021, the date the financial statements were issued.  Any material subsequent events that occurred during this time have been properly recognized and/or disclosed in these financial statements.

NextDecade Corporation and Subsidiaries

Supplemental Information to Consolidated Financial Statements

Summarized Quarterly Financial Data

(unaudited)

Summarized Quarterly Financial Data – (in thousands, except per share amounts)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended December 31, 2020:
Revenues	$—	$—	$—	$—
Total operating loss	(7,241)	(5,211)	(5,557)	(4,003)
Net loss attributable to common stockholders	(2,617)	(9,304)	(10,807)	(6,056)
Basic and diluted loss per share (1)	(0.02)	(0.08)	(0.09)	(0.05)

Year ended December 31, 2019:
Revenues	$—	$—	$—	$—
Total operating loss	(12,488)	(5,582)	(4,412)	(12,519)
Net loss attributable to common stockholders	(17,566)	(7,207)	(6,362)	(17,417)
Basic and diluted loss per share (1)	(0.16)	(0.07)	(0.06)	(0.16)

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of “our disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal year ended December 31, 2020. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

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

Based on our assessment, we have concluded that the Company maintained effective internal control over financial reporting as of December 31, 2020, based on criteria in Internal Control—Integrated Framework (2013) issued by the COSO.

The Company is neither an accelerated filer nor a large accelerated filer, as defined in Rule 12b-2 under the Exchange Act and, therefore, this Annual Report on Form 10-K does not include an audit report on internal control over financial reporting by the Company’s registered public accounting firm. Management’s report on internal control over financial reporting for the year ended December 31, 2020 was not required to be attested by the Company’s registered public accounting firm pursuant to Item 308(b) of Regulation S-K.

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None.

Part III

Pursuant to paragraph 3 of General Instruction G to Form 10-K, the information required by Items 10 through 14 of Part III of this Report is incorporated by reference from NextDecade’s definitive proxy statement, which is to be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of NextDecade’s fiscal year ended December 31, 2020.

Part IV

Item 15.   Exhibit and Financial Statement Schedules

(a)	Financial Statements, Schedules and Exhibits

(1)	Financial Statements – NextDecade Corporation and Subsidiaries:

(2)	Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(3)	Exhibits:

Exhibit No.	Description
3.1(1)	Second Amended and Restated Certificate of Incorporation of NextDecade Corporation, dated July 24, 2017
3.2(2)	Amended and Restated Bylaws of NextDecade Corporation, dated July 24, 2017
3.3(3)	Certificate of Designations of Series A Convertible Preferred Stock, dated August 9, 2018
3.4(4)	Certificate of Designations of Series B Convertible Preferred Stock, dated September 28, 2018
3.5(5)	Certificate of Designations of Series C Convertible Preferred Stock dated March 17, 2021
3.6(6)	Certificate of Amendment to Certificate of Designations of Series A Convertible Preferred Stock, dated July 12, 2019
3.7(7)	Certificate of Amendment to Certificate of Designations of Series B Convertible Preferred Stock, dated July 12, 2019
3.8(8)	Certificate of Increase to Certificate of Designations of Series A Convertible Preferred Stock of NextDecade Corporation, dated July 15, 2019
3.9(9)	Certificate of Increase to Certificate of Designations of Series B Convertible Preferred Stock of NextDecade Corporation, dated July 15, 2019
3.10(10)	Amendment No. 1 to the Amended and Restated Bylaws of NextDecade Corporation
4.1(11)	Specimen Common Share Certificate
4.2(12)	Specimen IPO Warrant Certificate
4.3(13)	Form of Warrant Agreement between Harmony Merger Corp. and Continental Stock Transfer & Trust Company
4.4(14)	Form of Warrant Agreement for the Series A Warrants
4.5(15)	Form of Warrant Agreement for the Series B Warrants
4.6(16)	Form of Warrant Agreement for the Series C Warrants
4.7(17)	Description of Common Stock of NextDecade Corporation Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1(18)†	Employment Agreement, dated September 8, 2017, between NextDecade Corporation and Matthew K. Schatzman
10.2(19)†	NextDecade Corporation 2017 Omnibus Incentive Plan
10.3(20)†	Form of Restricted Stock Award Agreement for Non-Executive Employees and Contractors
10.4(21)	Form of Registration Rights Agreement
10.5(22)	Purchaser Rights Agreement by and between NextDecade Corporation and HGC NEXT INV LLC
10.6(23)	Form of Registration Rights Agreement.
10.7(24)	Form of Purchaser Rights Agreement
10.8(25)

Amendment No. 1 to Registration Rights Agreement, effective as of December 7, 2018, by and between NextDecade Corporation and York Capital Management Global Advisors, LLC, severally on behalf of certain funds or advised by it or its affiliates

10.9(26)

Amendment No. 1 to Registration Rights Agreement, effective as of December 7, 2018, by and between NextDecade Corporation and Valinor Management L.P., severally on behalf of certain funds or accounts for which it is investment manager

10.10(27)

Amendment No. 1 to Registration Rights Agreement, effective as of December 7, 2018, by and between NextDecade Corporation and Bardin Hill Investment Partners LP (formerly Halcyon Capital Management LP), on behalf of the accounts it manages

10.11(28)	Amendment No. 1 to Employment Agreement, effective January 1, 2019, by and between NextDecade Corporation and Matthew K. Schatzman
10.12(29)+	Lease Agreement, made and entered into March 6, 2019, by and between Brownsville Navigation District of Cameron County, Texas and Rio Grande LNG, LLC
10.13(30)	Series B Convertible Preferred Stock Purchase Agreement, dated as of May 17, 2019, entered into by and between NextDecade Corporation and York Tactical Energy Fund, L.P.
10.14(31)	Series B Convertible Preferred Stock Purchase Agreement, dated as of May 17, 2019, entered into by and between NextDecade Corporation and the Valinor Funds
10.15(32)	Series B Convertible Preferred Stock Purchase Agreement, dated as of May 17, 2019, entered into by and between NextDecade Corporation and the Bardin Hill Funds
10.16(33)	Series B Convertible Preferred Stock Purchase Agreement, dated as of May 17, 2019, entered into by and between NextDecade Corporation and HGC NEXT INV LLC
10.17(34)	Form of Registration Rights Agreement
10.18(35)	Form of Purchaser Rights Agreement
10.19(36)+	Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Trains 1 and 2 of the Rio Grande Natural Gas Liquefaction Facility by and between Rio Grande LNG, LLC as Owner and Bechtel Oil, Gas and Chemicals, Inc. as Contractor, dated as of May 24, 2019
10.20(37)+	Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Train 3 of the Rio Grande Natural Gas Liquefaction Facility by and between Rio Grande LNG, LLC as Owner and Bechtel Oil, Gas and Chemicals, Inc. as Contractor, dated as of May 24, 2019
10.21(38)†	Form of Non-Affiliate Director Restricted Stock Award Agreement
10.22(39)+	Common Stock Purchase Agreement, dated October 24, 2019, by and between NextDecade Corporation and Ninteenth Investment Company
10.23(40)	Purchaser Rights Agreement, dated October 28, 2019, by and between NextDecade Corporation and Ninteenth Investment Company
10.24(41)	Registration Rights Agreement, dated October 28, 2019, by and between NextDecade Corporation and Ninteenth Investment Company
10.25(42)	Lock-Up Agreement, dated October 28, 2019, by and between NextDecade Corporation and Ninteenth Investment Company
10.26(43)	Director Compensation Policy
10.27(44)	Omnibus Agreement, entered into as of February 13, 2020, between NextDecade LNG, LLC and Spectra Energy Transmission II, LLC.
10.28(45)	Precedent Agreement for Firm Natural Gas Transportation Service, made and entered into as of March 2, 2020, by and between Rio Grande LNG Gas Supply LLC and Rio Bravo Pipeline Company, LLC.
10.29(46)	Precedent Agreement for Natural Gas Transportation Service, made and entered into as of March 2, 2020, by and between Rio Grande LNG Gas Supply LLC and Valley Crossing Pipeline, LLC.
10.30(47)	First Amendment to Lease Agreement, made and entered into as of April 30, 2020, by and between Brownsville Navigation District of Cameron County, Texas and Rio Grande LNG, LLC.
10.31(48)+	First Amendment to the Fixed Priced Turnkey Agreement for the Engineering, Procurement and Construction of Trains 1 and 2 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of April 22, 2020, by and between Rio Grande LNG, LLC and Bechtel, Oil, Gas and Chemicals, Inc.
10.32(49)+	First Amendment to the Fixed Priced Turnkey Agreement for the Engineering, Procurement and Construction of Train 3 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of April 22, 2020, by and between Rio Grande LNG, LLC and Bechtel, Oil, Gas and Chemicals, Inc.
10.33(50)	Second Amendment to the Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Trains 1and 2 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of October 5, 2020, by and between Rio Grande LNG, LLC and Bechtel, Oil, Gas and Chemicals, Inc.
10.34(51)	Second Amendment to the Fixed Priced Turnkey Agreement for the Engineering, Procurement and Construction of Train 3 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of October 5, 2020, by and between Rio Grande LNG, LLC and Bechtel, Oil, Gas and Chemicals, Inc.
10.35*	Third Amendment to the Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Trains 1and 2 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of March 5, 2021, by and between Rio Grande LNG, LLC and Bechtel, Oil, Gas and Chemicals, Inc.
10.36*	Third Amendment to the Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Train 3 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of March 5, 2021, by and between Rio Grande LNG, LLC and Bechtel, Oil, Gas and Chemicals, Inc.
10.37(52)	Form of Series C Convertible Preferred Stock Purchase Agreement, dated as of March 17, 2021
10.38(53)	Form of Registration Rights Agreement

21.1*	Subsidiaries of the Company
23.1*	Consent of Grant Thornton LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K, filed July 28, 2017.
(2)	Incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K, filed July 28, 2017.
(3)	Incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-3, filed December 20, 2018.
(4)	Incorporated by reference to Exhibit 3.4 of the Company's Quarterly Report on Form 10-Q, filed November 9, 2018.
(5)	Incorporated by reference to Exhibit 3.1 of the Company's Form 8-K, filed March 18, 2021.
(6)	Incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K, filed July 15, 2019.
(7)	Incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K, filed July 15, 2019.
(8)	Incorporated by reference to Exhibit 3.7 of the Company's Quarterly Report on Form 10-Q, filed August 6, 2019.
(9)	Incorporated by reference to Exhibit 3.8 of the Company's Quarterly Report on Form 10-Q, filed August 6, 2019.
(10)	Incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K, filed March 4, 2021.
(11)	Incorporated by reference to Exhibit 4.1 of the Company's Form 10-K, filed March 3, 2020.
(12)	Incorporated by reference to Exhibit 4.3 of the Amendment No. 7 to the Company's Registration Statement on Form S-1, filed March 13, 2015.
(13)	Incorporated by reference to Exhibit 4.4 of the Amendment No. 7 to the Company's Registration Statement on Form S-1, filed March 13, 2015.
(14)	Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K, filed August 7, 2018.
(15)	Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K, filed August 24, 2018
(16)	Incorporated by reference to Exhibit 4.1 of the Company's Form 8-K, filed March 18, 2021.
(17)	Incorporated by reference to Exhibit 4.6 of the Company's Form 10-K, filed March 3, 2020.
(18)	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed September 11, 2017.
(19)	Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-8, filed December 15, 2017.
(20)	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, filed December 20, 2017.
(21)	Incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K, filed August 7, 2018.
(22)	Incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K, filed August 7, 2018.
(23)	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, filed August 24, 2018.
(24)	Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K, filed August 24, 2018.
(25)	Incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K, filed March 6, 2019.
(26)	Incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K, filed March 6, 2019.
(27)	Incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K, filed March 6, 2019.
(28)	Incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K, filed March 6, 2019.
(29)	Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q, filed May 7, 2019.
(30)	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed May 20, 2019.
(31)	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, filed May 20, 2019.
(32)	Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K, filed May 20, 2019.
(33)	Incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K, filed May 20, 2019.
(34)	Incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K, filed May 20, 2019.
(35)	Incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K, filed May 20, 2019.
(36)	Incorporated by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-Q, filed August 6, 2019.
(37)	Incorporated by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-Q, filed August 6, 2019.
(38)	Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q, filed November 5, 2019.
(39)	Incorporated by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K, filed March 3, 2020.
(40)	Incorporated by reference to Exhibit 10.23 of the Company's Annual Report on Form 10-K, filed March 3, 2020.
(41)	Incorporated by reference to Exhibit 10.24 of the Company's Annual Report on Form 10-K, filed March 3, 2020.
(42)	Incorporated by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K, filed March 3, 2020.
(43)	Incorporated by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K, filed March 3, 2020.
(44)	Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q, filed May 18, 2020.
(45)	Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q, filed May 18, 2020
(46)	Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q, filed May 18, 2020.
(47)	Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed May 4, 2020.
(48)	Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q, filed August 6, 2020.
(49)	Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q, filed August 6, 2020.
(50)	Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q, filed November 4, 2020.
(51)	Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q, filed November 4, 2020.
(52)	Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K, filed March 18, 2021.
(53)	Incorporated by reference to Exhibit 10.2 of the Company's Form 8-K, filed March 18, 2021.
*	Filed herewith.
**	Furnished herewith.
†	Indicates management contract or compensatory plan.
+	Certain portions of this exhibit have been omitted.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NextDecade Corporation
(Registrant)

By:	/s/ Matthew K. Schatzman
Matthew K. Schatzman
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:	March 25, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew K. Schatzman	Chairman of the Board and Chief Executive Officer	March 25, 2021
Matthew K. Schatzman	(Principal Executive Officer)

/s/ Brent E. Wahl	Chief Financial Officer	March 25, 2021
Brent E. Wahl	(Principal Financial Officer)

/s/ Eric Garcia	Vice President and Chief Accounting Officer	March 25, 2021
Eric Garcia	(Principal Accounting Officer)

/s/ Brian Belke	Director	March 25, 2021
Brian Belke

/s/ Frank Chapman	Director	March 25, 2021
Frank Chapman

/s/ Taewon Jun	Director	March 25, 2021
Taewon Jun

/s/ Avinash Kripalani	Director	March 25, 2021
Avinash Kripalani

/s/ Khalifa Abdulla Al Romaithi	Director	March 25, 2021
Khalifa Abdulla Al Romaithi

/s/ Thanasi Skafidas	Director	March 25, 2021
Thanasi Skafidas

/s/ William Vrattos	Director	March 25, 2021
William Vrattos

/s/ Spencer Wells	Director	March 25, 2021
Spencer Wells