Form 10-Q
period 2021-03-31
NextDecade Corp.
filed 2021-05-13
CIK 1612720

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 7, 2021, the issuer had 122,201,565 shares of common stock outstanding.

NEXTDECADE CORPORATION

FORM 10-Q FOR THE QUARTER ENDED March 31, 2021

Organizational Structure

The following diagram depicts our abbreviated organizational structure as of March 31, 2021 with references to the names of certain entities discussed in this Quarterly Report on Form 10-Q.

Unless the context requires otherwise, references to “NextDecade,” the “Company,” “we,” “us” and “our” refer to NextDecade Corporation (NASDAQ: NEXT) and its consolidated subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NextDecade Corporation

Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$39,290	$22,608
Prepaid expenses and other current assets	818	670
Total current assets	40,108	23,278
Property, plant and equipment, net	164,205	161,662
Operating lease right-of-use assets, net	290	429
Other non-current assets, net	17,478	16,299
Total assets	$222,081	$201,668

Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable	$224	$207
Share-based compensation liability	182	182
Accrued liabilities and other current liabilities	2,147	1,032
Current common stock warrant liabilities	4,520	3,290
Current operating lease liabilities	274	432
Total current liabilities	7,347	5,143
Non-current common stock warrant liabilities	2,499	874
Other non-current liabilities	23,000	22,916
Total liabilities	32,846	28,933

Commitments and contingencies (Note 12)

Series A Convertible Preferred Stock, $1,000 per share liquidation preference Issued and outstanding: 67,485 shares and 65,507 shares at March 31, 2021 and December 31, 2020, respectively	57,516	55,522
Series B Convertible Preferred Stock, $1,000 per share liquidation preference Issued and outstanding: 64,496 shares and 62,612 shares at March 31, 2021 and December 31, 2020, respectively	58,665	56,781
Series C Convertible Preferred Stock, $1,000 per share liquidation preference Issued and outstanding: 24,990 shares and no shares at March 31, 2021 and December 31, 2020, respectively	23,629	—
Stockholders’ equity
Common stock, $0.0001 par value Authorized: 480.0 million shares at March 31, 2021 and December 31, 2020 Issued and outstanding: 118.3 million shares and 117.8 million shares at March 31, 2021 and December 31, 2020, respectively	12	12
Treasury stock: 269,354 shares and 249,742 shares at March 31, 2021 and December 31, 2020, respectively, at cost	(1,075)	(1,031)
Preferred stock, $0.0001 par value Authorized: 0.8 million, after designation of the Series A, Series B and Series C Convertible Preferred Stock Issued and outstanding: none at March 31, 2021 and December 31, 2020	—	—
Additional paid-in-capital	202,176	209,481
Accumulated deficit	(151,688)	(148,030)
Total stockholders’ equity	49,425	60,432
Total liabilities, convertible preferred stock and stockholders’ equity	$222,081	$201,668

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2021	2020
Revenues	$—	$—
Operating expenses
General and administrative expense	1,369	6,814
Land option and lease expense	204	411
Depreciation expense	48	16
Total operating expenses	1,621	7,241
Total operating loss	(1,621)	(7,241)
Other income (expense)
(Loss) gain on common stock warrant liabilities	(2,038)	8,339
Loss on redemption of investment securities	—	(412)
Interest income, net	1	233
Other	—	(17)
Total other (expense) income	(2,037)	8,143
Net ( loss) income attributable to NextDecade Corporation	(3,658)	902
Preferred stock dividends	(3,875)	(3,443)
Deemed dividends on Series A Convertible Preferred Stock	(16)	(76)
Net loss attributable to common stockholders	$(7,549)	$(2,617)

Net loss per common share - basic and diluted	$(0.06)	$(0.02)

Weighted average shares outstanding - basic and diluted	118,262	117,353

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation

Consolidated Statement of Stockholders’ Equity and Convertible Preferred Stock

(in thousands)

(unaudited)

	For the Three Months Ended March 31, 2021
	Common Stock		Treasury Stock					Series A	Series B	Series C
		Par			Additional		Total	Convertible	Convertible	Convertible
		Value			Paid-in	Accumulated	Stockholders’	Preferred	Preferred	Preferred
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Stock	Stock	Stock
Balance at December 31, 2020	117,829	$12	249	$(1,031)	$209,481	$(148,030)	$60,432	$55,522	$56,781	$—
Share-based compensation	—	—	—	—	(3,414)	—	(3,414)	—	—	—
Restricted stock vesting	134	—	—	—	—	—	—	—	—	—
Shares repurchased related to share-based compensation	(20)	—	20	(44)	—	—	(44)	—	—	—
Stock dividend	399	—	—	—	—	—	—	—	—	—
Issuance of Series C Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	23,629
Preferred stock dividends	—	—	—	—	(3,875)	—	(3,875)	1,978	1,884	—
Deemed dividends - accretion of beneficial conversion feature	—	—	—	—	(16)	—	(16)	16	—	—
Net loss	—	—	—	—	—	(3,658)	(3,658)	—	—	—
Balance at March 31, 2021	118,342	$12	269	$(1,075)	$202,176	$(151,688)	$49,425	$57,516	$58,665	$23,629

	For the Three Months Ended March 31, 2020
	Common Stock		Treasury Stock					Series A	Series B
		Par			Additional		Total	Convertible	Convertible
		Value			Paid-in	Accumulated	Stockholders’	Preferred	Preferred
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Stock	Stock
Balance at December 31, 2019	117,329	$12	137	$(685)	$224,091	$(133,701)	89,717	$48,084	$49,814
Share-based compensation	—	—	—	—	(1,600)	—	(1,600)	—	—
Restricted stock vesting	70	—	—	—	—	—	—	—	—
Shares repurchased related to share-based compensation	(11)	—	11	(57)	—	—	(57)	—	—
Preferred stock dividends	—	—	—	—	(3,443)	—	(3,443)	1,757	1,673
Deemed dividends - accretion of beneficial conversion feature	—	—	—	—	(76)	—	(76)	76	—
Net income	—	—	—	—	—	902	902	—	—
Balance at March 31, 2020	117,388	$12	148	$(742)	$218,972	$(132,799)	$85,443	$49,917	$51,487

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2021	2020
Operating activities:
Net loss (income) attributable to NextDecade Corporation	$(3,658)	$902
Adjustment to reconcile net loss (income) to net cash used in operating activities
Depreciation	48	16
Share-based compensation expense (forfeiture)	(3,729)	(1,860)
Loss (gain) on common stock warrant liabilities	2,038	(8,339)
Realized loss on investment securities	—	423
Amortization of right-of-use assets	139	324
Amortization of other non-current assets	354	177
Changes in operating assets and liabilities:
Prepaid expenses	(169)	(218)
Accounts payable	(45)	(28)
Operating lease liabilities	(158)	(271)
Accrued expenses and other liabilities	1,390	(5,364)
Net cash used in operating activities	(3,790)	(14,238)
Investing activities:
Acquisition of property, plant and equipment	(2,384)	(13,826)
Acquisition of other non-current assets	(1,533)	(6,107)
Proceeds from sale of investment securities	—	61,972
Purchase of investment securities	—	(188)
Net cash (used in) provided by investing activities	(3,917)	41,851
Financing activities:
Proceeds from sale of Rio Bravo	—	15,000
Proceeds from equity issuance	24,500	—
Preferred stock dividends	(13)	(13)
Equity issuance costs	(54)	—
Shares repurchased related to share-based compensation	(44)	(57)
Net cash provided by financing activities	24,389	14,930
Net increase in cash and cash equivalents	16,682	42,543
Cash and cash equivalents – beginning of period	22,608	15,736
Cash and cash equivalents – end of period	$39,290	$58,279

Non-cash investing activities:
Accounts payable for acquisition of property, plant and equipment	$79	$3,341
Accrued liabilities for acquisition of property, plant and equipment	395	7,862
Pipeline assets obtained in exchange for other non-current liabilities	84	—
Non-cash financing activities:
Paid-in-kind dividends on Series A and Series B Convertible Preferred Stock	3,862	3,430
Accretion of deemed dividends on Series A Convertible Preferred Stock	16	76

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation

Notes to Consolidated Financial Statements

(unaudited)

Note 1 — Background and Basis of Presentation

NextDecade Corporation engages in development activities related to the liquefaction and sale of liquefied natural gas (“LNG”) and the reduction of CO2 emissions. We have focused and continue to focus our development activities on the Rio Grande LNG terminal facility at the Port of Brownsville in southern Texas (the “Terminal”) and a carbon capture and storage project at the Terminal (the “CCS project”).

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2020. In our opinion, all adjustments, consisting only of normal recurring items, which are considered necessary for a fair presentation of the unaudited consolidated financial statements, have been included. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the operating results for the full year.

Note 2 — Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Prepaid subscriptions	$477	$29
Prepaid insurance	117	314
Prepaid marketing and sponsorships	60	60
Other	164	267
Total prepaid expenses and other current assets	$818	$670

Note 3 — Sale of Equity Interests in Rio Bravo

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

If Rio Grande or its affiliate fails to issue a full notice to proceed to the EPC Contractor on or prior to December 31, 2023, Buyer has the right to sell the Equity Interests back to NextDecade LLC and NextDecade LLC has the right to repurchase the Equity Interests from Buyer, in each case at a price not to exceed $23 million. Accordingly, the proceeds from the sale of the Equity Interests and additional costs incurred by Buyer are presented as a non-current liability and the assets of Rio Bravo have not been de-recognized in the consolidated balance sheet at March 31, 2021.

Note 4 — Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Fixed Assets
Computers	$487	$487
Furniture, fixtures, and equipment	464	464
Leasehold improvements	101	101
Total fixed assets	1,052	1,052
Less: accumulated depreciation	(708)	(660)
Total fixed assets, net	344	392
Project Assets (not placed in service)
Terminal	142,760	140,253
Pipeline	21,101	21,017
Total Terminal and Pipeline assets	163,861	161,270
Total property, plant and equipment, net	$164,205	$161,662

Depreciation expense was $48 thousand and $16 thousand for the three months ended March 31, 2021 and 2020, respectively.

Note 5 — Leases

Our leased assets primarily consist of office space and land sites.

Operating lease right-of-use assets are as follows (in thousands):

	March 31,	December 31,
	2021	2020
Office leases	$290	$429
Total operating lease right-of-use assets, net	$290	$429

Operating lease liabilities are as follows (in thousands):

	March 31,	December 31,
	2021	2020
Office leases	$274	$432
Total current lease liabilities	$274	$432

Operating lease expense is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Office leases	$150	$205
Land leases	—	107
Total operating lease expense	150	312
Short-term lease expense	54	91
Land option expense	—	8
Total land option and lease expense	$204	$411

Maturity of operating lease liabilities as of March 31, 2021 are as follows (in thousands, except lease term and discount rate):

2021 (remaining)	$282
2022	—
2023	—
2024	—
2025	—
Thereafter	—
Total undiscounted lease payments	282
Discount to present value	(8)
Present value of lease liabilities	$274

Weighted average remaining lease term - years	0.4
Weighted average discount rate - percent	12.0

Other information related to our operating leases is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities:
Cash flows from operating activities	$170	$259

Note 6 — Other Non-Current Assets

Other non-current assets consisted of the following (in thousands)

	March 31,	December 31,
	2021	2020
Permitting costs(1)	$7,385	$7,385
Enterprise resource planning system, net	1,451	1,805
Rio Grande Site Lease initial direct costs	8,642	7,109
Total other non-current assets, net	$17,478	$16,299

(1)

Permitting costs primarily represent costs incurred in connection with permit applications to the United States Army Corps of Engineers and the U.S. Fish and Wildlife Service for mitigation measures for potential impacts to wetlands and habitat that may be caused by the construction of the Terminal and the Pipeline.

Note 7 — Accrued Liabilities and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Employee compensation expense	$1,265	$14
Terminal costs	395	650
Accrued legal services	61	5
Other accrued liabilities	426	363
Total accrued liabilities and other current liabilities	$2,147	$1,032

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

In September 2018, we sold an aggregate of 29,055 shares of Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), at $1,000 per share for an aggregate purchase price of $29.055 million and we issued an additional 581 shares of Series B Preferred Stock in aggregate as origination fees to the purchasers of the Series B Preferred Stock.

In May 2019, we sold an aggregate of 20,945 shares of Series B Preferred Stock at $1,000 per share for an aggregate purchase price of $20.945 million and we issued an additional 418 shares of Series B Preferred Stock in aggregate as origination fees to the purchasers of such shares of Series B Preferred Stock. Common Stock Warrants were issued together with such shares of Series B Preferred Stock.

In March 2021, we sold an aggregate of 24,500 shares of Series C Convertible Preferred Stock, par value $0.0001 per share (the “Series C Preferred Stock” and, together with the Series A Preferred Stock and the Series B Preferred Stock, the “Convertible Preferred Stock”), at $1,000 per share for an aggregate purchase price of $24.5 million and we issued an additional 490 shares of Series C Preferred Stock in aggregate as origination fees to the purchasers of the Series C Preferred Stock.

Warrants, exercisable for Company common stock, were issued together with the shares of Convertible Preferred Stock (collectively, “Common Stock Warrants”).

The shares of Convertible Preferred Stock bear dividends at a rate of 12% per annum, which are cumulative and accrue daily from the respective dates of issuance on the $1,000 stated value. Such dividends are payable quarterly and may be paid in cash or in-kind. During the three months ended March 31, 2021 and 2020, the Company paid-in-kind $3.9 million and $3.4 million of dividends, respectively, to the holders of the Convertible Preferred Stock.  On April 6, 2021, the Company declared dividends to the holders of the Convertible Preferred Stock as of the close of business on March 15, 2021.  On April 15, 2021, the Company paid-in-kind $3.9 million of dividends to the holders of the Convertible Preferred Stock.

As of March 31, 2021, shares of Series A Preferred Stock and Series B Preferred Stock were convertible into shares of common stock at a conversion price of $6.84 per share and shares of Series C Preferred Stock were convertible into shares of common stock at a conversion price of $2.96 per share.

Initial Fair Value Allocation

Net proceeds from the sales of Series C Preferred Stock in 2021 were allocated on a fair value basis to the warrants issued together with the shares of the Series C Preferred Stock and on a relative fair value basis to the Series C Preferred Stock. The allocation of net cash proceeds from the sale of Series C Preferred Stock in March 2021 is as follows (in thousands):

		Allocation of Proceeds
			Series C
		Series C	Preferred
		Warrants	Stock
Gross proceeds	$24,500
Equity issuance costs	54
Net proceeds - Initial Fair Value Allocation	$24,446	$817	$23,629
Per balance sheet upon issuance		$817	$23,629

Common Stock Warrants

The Company revalues the Common Stock Warrants at each balance sheet date and recognized a loss of $2.0 million and a gain of $8.3 million during the three months ended March 31, 2021 and 2020, respectively.  The Common Stock Warrant liabilities are included in Level 3 of the fair value hierarchy.

The Company used a Monte Carlo simulation model to estimate the fair value of the Common Stock Warrants using the following assumptions:

	March 31,	December 31,
	2021	2020
Stock price	$2.67	$2.09
Exercise price	$0.01	$0.01
Risk-free rate	0.1%	0.1%
Volatility	35.8%	58.6%
Term (years)	1.0	0.8

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

Note 9 — Net Loss Per Share

The following table (in thousands, except for loss per share) reconciles basic and diluted weighted average common shares outstanding for each of the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020
Weighted average common shares outstanding:
Basic	118,262	117,353
Dilutive unvested stock, convertible preferred stock, Common Stock Warrants and IPO Warrants	—	—
Diluted	118,262	117,353

Basic and diluted net loss per share attributable to common stockholders	$(0.06)	$(0.02)

Potentially dilutive securities not included in the diluted net loss per share computations because their effect would have been anti-dilutive were as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Unvested stock (1)	1,350	1,160
Convertible preferred stock	20,337	15,905
Common Stock Warrants	2,069	1,964
IPO Warrants(2)	12,082	12,082
Total potentially dilutive common shares	35,838	31,111

(1)

Does not include 2.6 million shares for the three months ended March 31, 2021 and 2.8 million shares for the three months ended March 31, 2020, of unvested stock because the performance conditions had not yet been satisfied as of March 31, 2021 and 2020, respectively.

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

Note 10 — Share-based Compensation

We have granted shares of Company common stock and restricted Company common stock to employees, consultants and non-employee directors under our 2017 Omnibus Incentive Plan, as amended (the “2017 Plan”), and in connection with our special meeting of stockholders held on July 24, 2017.

Total share-based compensation consisted of the following (in thousands):

	Three months Ended
	March 31,
	2021	2020
Share-based compensation:
Equity awards	$(3,414)	$(1,600)
Liability awards	—	—
Total share-based compensation	(3,414)	(1,600)
Capitalized share-based compensation	(315)	(260)
Total share-based compensation expense	$(3,729)	$(1,860)

Note 11 — Income Taxes

Due to our cumulative loss position, we have established a full valuation allowance against our deferred tax assets at March 31, 2021 and December 31, 2020. Due to our full valuation allowance, we have not recorded a provision for federal or state income taxes during either of the three months ended March 31, 2021 or 2020.

In response to the global pandemic related to COVID-19, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) on March 27, 2020 and the Consolidated Appropriations Act, 2021 (the “CAA”) on December 27, 2020. The CARES Act and the CAA provide numerous relief provisions for corporate taxpayers, including modification of the utilization limitations on NOLs, favorable expansions of the deduction for business interest expense under Internal Revenue Code Section 163(j), and the ability to accelerate timing of refundable alternative minimum tax credits. For the three months ended March 31, 2021, there were no material tax impacts to our consolidated financial statements from the CARES Act, the CAA or other COVID-19 measures.  The Company continues to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and others.

Note 12 — Commitments and Contingencies

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

Legal Proceedings

From time to time the Company may be subject to various claims and legal actions that arise in the ordinary course of business. As of  March 31, 2021, management is not aware of any claims or legal actions that, separately or in the aggregate, are likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows, although the Company cannot guarantee that a material adverse effect will not occur.

Note 13 — Recent Accounting Pronouncements

The following table provides a brief description of recent accounting standards that have not been adopted by the Company as of March 31, 2021:

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

Note 14 — Subsequent Events

Series C Preferred Stock

On April 12, 2021, pursuant to the Series C Convertible Preferred Stock Agreement, dated as of March 26, 2021, by and between the Company and OGCI Climate Investments Holdings LLP (“OGCI”), the Company issued to OGCI (i) 10,000 shares of Series C Preferred Stock at $1,000 per share for a purchase price of $10 million, (ii) an additional 200 shares of Series C Preferred Stock as an origination fee and (iii) warrants representing the right to acquire in the aggregate a number of shares of the Company's common stock equal to approximately 14.2 basis points (0.142%) of all outstanding shares of common stock, measured on a fully diluted basis, on the exercise date for an exercise price of $0.01 per share.

Leases

As described in Note 12 - Commitments and Contingencies, the Rio Grande Site Lease Amendment further provides that Rio Grande has the right, exercisable in its sole discretion, to extend the Effective Date to May 6, 2022 by providing the BND with written notice of its election no later than the close of business on the Effective Date.  On April 28, 2021, Rio Grande delivered a notice to the Port of Brownsville electing to extend the Effective Date of the Rio Grande Site Lease Amendment to May 6, 2022.

On April 30, 2021, the Company amended the lease agreement for its corporate headquarters to extend the lease termination date from September 30, 2021 to December 31, 2022.  The Company's commitment under the amended lease agreement in 2021 and 2022 is approximately $0.1 million and $0.7 million, respectively.

The Company has evaluated subsequent events through May 13, 2021, the date the financial statements were issued. Any material subsequent events that occurred during this time have been properly recognized and/or disclosed in these financial statements.

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

Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ from those expressed in our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements are subject to change and inherent risks and uncertainties, including those described in the section titled “Risk Factors” in our most recent Annual Report on Form 10-K. You should consider our forward-looking statements in light of a number of factors that may cause actual results to vary from our forward-looking statements including, but not limited to:

●	our progress in the development of our liquefied natural gas (“LNG”) liquefaction and export projects and the timing of that progress;

●	our final investment decision (“FID”) in the construction and operation of a LNG terminal at the Port of Brownsville in southern Texas (the “Terminal”) and the timing of that decision;

●	the successful completion of the Terminal by third-party contractors and a pipeline to supply gas to the Terminal being developed by a third-party;

●	our ability to develop the carbon capture and storage project at the Terminal (the “CCS project”) to reduce carbon emissions from the Terminal;

●	our ability to secure additional debt and equity financing in the future to complete the Terminal;

●	our ability to secure additional debt and equity financing in the future to complete the CCS project, if implemented;

●	the accuracy of estimated costs for the Terminal;

●	the accuracy of estimated costs for the CCS project;

●	statements that the Terminal and the CCS project, when completed, will have certain characteristics, including amounts of liquefaction capacities and amount of CO2 reduction;

●	the development risks, operational hazards, regulatory approvals applicable to the Terminal’s, the CCS project's and the third-party pipeline's construction and operations activities;

●	technological innovation which may lessen our anticipated competitive advantage;

●	the global demand for and price of LNG;

●	the availability of LNG vessels worldwide;

●	changes in legislation and regulations relating to the LNG industry, including environmental laws and regulations that impose significant compliance costs and liabilities;

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

Overview

NextDecade Corporation engages in development activities related to the liquefaction and sale of LNG and the reduction of CO2 emissions, in part, through the CCS project. We have focused and continue to focus our development activities on the Terminal and recently announced our planned development of the CCS project (described further under “Recent Developments”).  We have undertaken and continue to undertake various initiatives to evaluate, design and engineer the Terminal and the CCS project that we expect will result in demand for LNG supply at the Terminal, which would enable us to seek construction financing to develop the Terminal and the CCS project. We believe the Terminal possesses competitive advantages in several important areas, including, engineering, design, commercial, regulatory, emission reductions, and gas supply. We submitted a pre-filing request for the Terminal to the Federal Energy Regulatory Commission (the “FERC”) in March 2015 and filed a formal application with the FERC in May 2016. In November 2019, the FERC issued an order authorizing the siting, construction and operation of the Terminal.  We also believe we have robust commercial offtake and gas supply strategies.

Unless the context requires otherwise, references to “NextDecade,” “the Company,” “we,” “us,” and “our” refer to NextDecade Corporation and its consolidated subsidiaries.

Recent Developments

COVID-19 Pandemic and its Effect on our Business

The business environment in which we operate has been impacted by the recent downturn in the energy market as well as the outbreak of COVID-19 and its progression into a pandemic in March 2020.  We have modified and may continue to modify certain business and workforce practices to protect the safety and welfare of our employees.  Furthermore, we have implemented and may continue to implement certain mitigation efforts to ensure business continuity. We will continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities.  It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers, employees, and prospects, or on our financial results for fiscal year 2021 or beyond.

NEXT Carbon Solutions

On March 18, 2021, we announced the formation of NEXT Carbon Solutions that is expected to (i) develop one of the largest CCS projects in North America at the Terminal, (ii) advance proprietary processes to lower the cost of utilizing CCS technology, (iii) help other energy companies to reduce their greenhouse gas (“GHG”) emissions associated with the production, transportation, and use of natural gas and, (iv) generate high-quality, verifiable carbon offsets to support companies in their efforts to achieve net-zero emissions. NEXT Carbon Solutions’ CCS project is expected to reduce permitted CO2 emissions at the Terminal by more than 90 percent without major design changes to the Terminal.

Series C Convertible Preferred Stock Offering

In March 2021, we sold an aggregate of 24,500 shares of Series C Convertible Preferred Stock, par value $0.0001 per share (the “Series C Preferred Stock”), at $1,000 per share for an aggregate purchase price of $24.5 million and issued an additional 490 shares of Series C Preferred Stock in aggregate as origination fees. In April 2021, we sold 10,000 shares of Series C Preferred Stock at $1,000 per share for an aggregate purchase price of $10.0 million and issued an additional 200 shares of Series C Preferred Stock as an origination fee. Warrants were issued together with the issuances of the Series C Preferred Stock.

For further descriptions of the Series C Preferred Stock, see Note 9 - Preferred Stock and Common Stock Warrants, and for additional details on the issuances of the Series C Preferred Stock and the transactions in connection therewith, please refer to our Current Reports on Form 8-K filed with the SEC on March 18, 2021 and March 26, 2021.

CCS project

On March 25, 2021, we announced the execution of a term sheet with Oxy Low Carbon Ventures (“OLCV”), a subsidiary of Occidental Petroleum Corporation, for the offtake and storage of CO2 captured from the Terminal. Under the terms of the agreement, OLCV will offtake and transport CO2 from the Terminal and permanently sequester it in an underground geologic formation in the Rio Grande Valley, where there is believed to be vast CO2 storage capacity, pursuant to a CO2 Offtake Agreement and a Sequestration and Monitoring Agreement to be negotiated by the parties.

We have partnered with Mitsubishi Heavy Industries, an experienced developer of post-combustion carbon capture technology to assist with the planned CCS project at the Terminal.

Terminal

In April 2020, we announced a joint pilot project with Project Canary for the monitoring, reporting, and independent third-party measurement and certification of the GHG intensity of LNG to be sold from the Terminal.

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

On April 28, 2021, Rio Grande extended the Effective Date to May 6, 2022.

Liquidity and Capital Resources

Capital Resources

We have funded and continue to fund the development of the Terminal, CCS project, and general working capital needs through our cash on hand and proceeds from the issuance of equity and equity-based securities.  Our capital resources consisted of approximately $39.3 million of cash and cash equivalents as of March 31, 2021.

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Operating cash flows	$(3,790)	$(14,238)
Investing cash flows	(3,917)	41,851
Financing cash flows	24,389	14,930

Net increase in cash and cash equivalents	16,682	42,543
Cash and cash equivalents – beginning of period	22,608	15,736
Cash and cash equivalents – end of period	$39,290	$58,279

Operating Cash Flows

Operating cash outflows during the three months ended March 31, 2021 and 2020 were $3.8 million and $14.2 million, respectively.  The decrease in operating cash outflows during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was due to reduced employee costs and lease costs among other actions taken in response to the COVID-19 pandemic.

Investing Cash Flows

Investing cash outflows during the three months ended March 31, 2021 were $3.9 million and investing cash inflows during the three months ended March 31, 2020 were $41.9 million. The investing cash outflows during the three months ended March 31, 2021 were primarily the result of cash used in the development of the Terminal of $3.9 million. The investing cash inflows during the three months ended March 31, 2020 were primarily the result of the sale of the sale of $62.0 million of investment securities partially offset by cash used in the development of the Terminal of $19.9 million.

Financing Cash Flows

Financing cash inflows during the three months ended March 31, 2021 and 2020 were $24.4 million and $14.9 million, respectively. For the three months ended March 31, 2021 financing cash inflows were primarily the result of proceeds from the sale of Series C Preferred Stock.  For the three months ended March 31, 2020 financing cash inflows were primarily the result of $15.0 million of proceeds from the sale of Rio Bravo.

Pre-FID Liquidity

In 2021, we expect to incur $42 million on pre-FID development activities in support of the Terminal and the CCS project. Approximately $8 million of these costs were incurred in the three months ended March 31, 2021.

Capital Development Activities

We are primarily engaged in developing the Terminal and the CCS project, which may require additional capital to support further project development, engineering, regulatory approvals and compliance, and commercial activities in advance of a FID made to finance and construct the Terminal and CCS project. Even if successfully completed, the Terminal will not begin to operate and generate significant cash flows until at least several years from now. Construction of the Terminal and CCS project would not begin until, among other requirements for project financing, all required federal, state and local permits have been obtained. As a result, our business success will depend, to a significant extent, upon our ability to obtain the funding necessary to construct the Terminal and CCS project, to bring them into operation on a commercially viable basis and to finance our staffing, operating and expansion costs during that process.

We have engaged SG Americas Securities, LLC (a business unit of Société Générale) and Macquarie Capital (USA) Inc. to advise and assist us in raising capital for post-FID construction activities.

We currently expect that the long-term capital requirements for the Terminal and the CCS project will be financed predominately through project financing and proceeds from future debt and equity offerings by us. There can be no assurance that we will succeed in securing additional debt and/or equity financing in the future to complete the Terminal and CCS project or, if successful, that the capital we raise will not be expensive or dilutive to stockholders. Additionally, if these types of financing are not available, we will be required to seek alternative sources of financing, which may not be available on terms acceptable to us, if at all.

Contractual Obligations

There have been no material changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Results of Operations

The following table summarizes costs, expenses and other income for the periods indicated (in thousands):

	For the Three Months Ended
	March 31,
	2021	2020	Change
Revenues	$—	$—	$—
General and administrative expense	1,369	6,814	(5,445)
Land option and lease expense	204	411	(207)
Depreciation expense	48	16	32
Operating loss	(1,621)	(7,241)	5,620
(Loss) gain on common stock warrant liabilities	(2,038)	8,339	(10,377)
Loss on redemption of investment securities	—	(412)	412
Interest income, net	1	233	(232)
Other	—	(17)	17
Net loss attributable to NextDecade Corporation	(3,658)	902	(4,560)
Preferred stock dividends	(3,875)	(3,443)	(432)
Deemed dividends on Series A Convertible Preferred Stock	(16)	(76)	60
Net loss attributable to common stockholders	$(7,549)	$(2,617)	$(4,932)

Our consolidated net loss was $7.5 million, or $0.06 per common share (basic and diluted), for the three months ended March 31, 2021 compared to a net loss of $2.6 million, or $0.02 per common share (basic and diluted), for the three months ended March 31, 2020.  The $4.9 million increase in net loss was primarily a result of an increase in the loss on common stock warrant liabilities partially offset by a decrease in general and administrative expenses.

General and administrative expense during the three months ended March 31, 2021 decreased $5.4 million compared to the same period in 2020 primarily due to a decrease in share-based compensation expense of $1.9 million and decreases in professional fees, travel expenses and marketing and conference sponsorship costs, office expenses and marketing and promotional expenses in the aggregate of $3.0 million. The decrease in share-based compensation expense is primarily due to forfeitures that occurred during the three months ended March 31, 2021.

(Loss) gain on common stock warrant liabilities for the three months ended March 31, 2021 and 2020 is primarily due to changes in the share price of Company common stock.

Interest income, net during the three months ended March 31, 2021 decreased $0.2 million, compared to the same period in 2020, due to lower average balances maintained in our cash and cash equivalent accounts.

Preferred stock dividends for the three months ended March 31, 2021 of $3.9 million consisted of dividends paid-in kind with the issuance of 1,978 additional shares of Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), and 1,884  additional shares of Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), compared to preferred stock dividends of $3.4 million for the three months ended March 31, 2020 that consisted of dividends paid-in-kind with the issuances of 1,757 additional shares of Series A Preferred Stock and 1,673 additional shares of Series B Preferred Stock.

Deemed dividends on the Series A Preferred Stock for the three months ended March 31, 2021 represents the accretion of the beneficial conversion feature associated with the Series A Preferred Stock issued in the third quarter of 2018.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2021.

Summary of Critical Accounting Estimates

The preparation of our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make certain estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. There have been no significant changes to our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of “our disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal quarter ended March 31, 2021. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 1A. Risk Factors

The information presented below updates, and should be read in conjunction with, the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Except as presented below, there were no changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Technological innovation, competition or other factors may negatively impact our anticipated competitive advantage or our processes.

Our success will depend on our ability to create and maintain a competitive position in the natural gas liquefaction industry. We do not have any exclusive rights to any of the LNG technologies that we will be utilizing. In addition, the LNG technology we anticipate using in the Terminal may face competition due to the technological advances of other companies or solutions, including more efficient and cost-effective processes or entirely different approaches developed by one or more of our competitors or others.

The technology we intend to use in our carbon capture and storage project at the Terminal to reduce expected carbon dioxide emissions at the Terminal may not achieve expected results.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuances of Unregistered Securities

On January 4, 2021, pursuant to the terms of the Common Stock Purchase Agreement, dated as of October 24, 2019, by and between the Company and Ninteenth Investment Company LLC (“Ninteenth”), the Company issued 398,725 shares of Company Common Stock to Ninteenth.

On January 25, 2021, the Company issued 202,000 shares of restricted Company common stock to certain Company employees under the 2017 Omnibus Incentive Plan, as amended (the “2017 Plan”).

On February 1, 2021, the Company issued 25,000 shares of Company common stock to a former employee under the terms of a separation agreement.

On February 1, 2021, the Company issued 50,000 shares of restricted Company common stock to a certain employee under the 2017 Plan.

On February 2, 2021, the Company issued 40,000 shares of restricted Company common stock to a certain employee under the 2017 Plan.

All of the shares of restricted Company common stock and Company common stock were issued in transactions exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof as transactions by an issuer not involving any public offering.

Purchase of Equity Securities by the Issuer

The following table summarizes stock repurchases for the three months ended March 31, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as a Part of Publicly Announced Plans	Maximum Number of Units That May Yet Be Purchased Under the Plans
January 2021	9,827	$2.23	—	—
February 2021	5,930	2.48	—	—
March 2021	3,855	1.79	—	—

(1)

Represents shares of Company common stock surrendered to us by participants in the 2017 Plan to settle the participants’ personal tax liabilities that resulted from the lapsing of restrictions on shares awarded to the participants under the 2017 Plan.

(2)

The price paid per share of Company common stock was based on the closing trading price of such stock on the dates on which we repurchased shares of Company common stock from the participants under the 2017 Plan.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1(1)	Second Amended and Restated Certificate of Incorporation of NextDecade Corporation, dated July 24, 2017.
3.2(2)	Amended and Restated Bylaws of NextDecade Corporation, dated July 24, 2017.
3.3(3)	Certificate of Designations of Series A Convertible Preferred Stock, dated August 9, 2018.
3.4(4)	Certificate of Designations of Series B Convertible Preferred Stock, dated September 28, 2018.
3.5(5)	Certificate of Designations of Series C Convertible Preferred Stock, dated March 17, 2021.
3.6(6)	Certificate of Amendment to Certificate of Designations of Series A Convertible Preferred Stock, dated July 12, 2019.
3.7(7)	Certificate of Amendment to Certificate of Designations of Series B Convertible Preferred Stock, dated July 12, 2019.
3.8(8)	Certificate of Increase to Certificate of Designations of Series A Convertible Preferred Stock of NextDecade Corporation, dated July 15, 2019.
3.9(9)	Certificate of Increase to Certificate of Designations of Series B Convertible Preferred Stock of NextDecade Corporation, dated July 15, 2019.
3.10(10)	Amendment No. 1 to the Amended and Restated Bylaws of NextDecade Corporation.
4.1(11)	Specimen Common Share Certificate.
4.2(12)	Specimen Unit Certificate.
4.3(13)	Specimen IPO Warrant Certificate.
4.4(14)	Form of Warrant Agreement between Harmony Merger Corp. and Continental Stock Transfer & Trust Company.
4.5(15)	Form of Warrant Agreement for the Series A Warrants.
4.6(16)	Form of Warrant Agreement for the Series B Warrants.
4.7(17)	Form of Warrant Agreement for the Series C Warrants.
10.1(18)	Amended and Restated NextDecade Corporation 2017 Omnibus Incentive Plan.
10.2(19)	Third Amendment to the Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Trains 1 and 2 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of March 5, 2021, by and between Rio Grande LNG, LLC and Bechtel, Oil, Gas and Chemicals, Inc.
10.3(20)	Third Amendment to the Fixed Priced Turnkey Agreement for the Engineering, Procurement and Construction of Train 3 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of March 5, 2021, by and between Rio Grande LNG, LLC and Bechtel, Oil, Gas and Chemicals, Inc.
10.4(21)	Form of Series C Convertible Preferred Stock Purchase Agreement, dated as of March 17, 2021.
10.5(22)	Form of Registration Rights Agreement.
10.6(23)	Series C Convertible Preferred Stock Purchase Agreement, dated as of March 26, 2021, by and between NextDecade Corporation and OGCI Climate Investments Holdings LLP.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed July 28, 2017.
(2)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed July 28, 2017.
(3)	Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-3, filed December 20, 2018.
(4)	Incorporated by reference to Exhibit 3.4 of the Registrant’s Quarterly Report on Form 10-Q, filed November 9, 2018.
(5)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed March 18, 2021.
(6)	Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K, filed July 15, 2019.
(7)	Incorporated by reference to Exhibit 3.2 of the Registrant's Current Report on Form 8-K, filed July 15, 2019.
(8)	Incorporated by reference to Exhibit 3.7 of the Registrant's Quarterly Report on Form 10-Q, filed August 6, 2019.
(9)	Incorporated by reference to Exhibit 3.8 of the Registrant's Quarterly Report on Form 10-Q, filed August 6, 2019.
(10)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed March 4, 2021.
(11)	Incorporated by reference to Exhibit 4.1 of the Registrant's Form 10-K, filed March 3, 2020.
(12)	Incorporated by reference to Exhibit 4.1 of the Amendment No. 7 to the Registrant’s Registration Statement on Form S-1, filed March 13, 2015.
(13)	Incorporated by reference to Exhibit 4.3 of the Amendment No. 7 to the Registrant’s Registration Statement on Form S-1, filed March 13, 2015.
(14)	Incorporated by reference to Exhibit 4.4 of the Amendment No. 7 to the Registrant’s Registration Statement on Form S-1, filed March 13, 2015.
(15)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed August 7, 2018.
(16)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed August 24, 2018.
(17)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed March 18, 2021.
(18)	Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement, filed April 29, 2020.
(19)	Incorporated by reference to Exhibit 10.35 of the Registrant’s Annual Report on Form 10-K, filed March 25, 2021.
(20)	Incorporated by reference to Exhibit 10.36 of the Registrant’s Annual Report on Form 10-K, filed March 25, 2021.
(21)	Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K, filed March 18, 2021.
(22)	Incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K, filed March 18, 2021.
(23)	Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K, filed March 29, 2021.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTDECADE CORPORATION

Date: May 13, 2021	By:	/s/ Matthew K. Schatzman
Matthew K. Schatzman
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2021	By:	/s/ Brent E. Wahl
Brent E. Wahl
Chief Financial Officer
(Principal Financial Officer)