Form 10-Q
period 2021-06-30
NextDecade Corp.
filed 2021-08-02
CIK 1612720

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 28, 2021, the issuer had 122,493,653 shares of common stock outstanding.

NEXTDECADE CORPORATION

FORM 10-Q FOR THE QUARTER ENDED June 30, 2021

Organizational Structure

The following diagram depicts our abbreviated organizational structure as of June 30, 2021 with references to the names of certain entities discussed in this Quarterly Report on Form 10-Q.

Unless the context requires otherwise, references to “NextDecade,” the “Company,” “we,” “us” and “our” refer to NextDecade Corporation (NASDAQ: NEXT) and its consolidated subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NextDecade Corporation

Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$40,595	$22,608
Prepaid expenses and other current assets	763	670
Total current assets	41,358	23,278
Property, plant and equipment, net	168,176	161,662
Operating lease right-of-use assets, net	860	429
Other non-current assets, net	18,695	16,299
Total assets	$229,089	$201,668

Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable	$200	$207
Share-based compensation liability	182	182
Accrued liabilities and other current liabilities	4,277	1,032
Current common stock warrant liabilities	9,168	3,290
Current operating lease liabilities	504	432
Total current liabilities	14,331	5,143
Non-current common stock warrant liabilities	3,068	874
Non-current operating lease liabilities	333	—
Other non-current liabilities	23,000	22,916
Total liabilities	40,732	28,933

Commitments and contingencies (Note 12)

Series A Convertible Preferred Stock, $1,000 per share liquidation preference Issued and outstanding: 69,477 shares and 65,507 shares at June 30, 2021 and December 31, 2020, respectively	59,509	55,522
Series B Convertible Preferred Stock, $1,000 per share liquidation preference Issued and outstanding: 66,396 shares and 62,612 shares at June 30, 2021 and December 31, 2020, respectively	60,549	56,781
Series C Convertible Preferred Stock, $1,000 per share liquidation preference Issued and outstanding: 35,190 shares and no shares at June 30, 2021 and December 31, 2020, respectively	33,173	—
Stockholders’ equity
Common stock, $0.0001 par value Authorized: 480.0 million shares at June 30, 2021 and December 31, 2020 Issued and outstanding: 118.5 million shares and 117.8 million shares at June 30, 2021 and December 31, 2020, respectively	12	12
Treasury stock: 300,493 shares and 249,742 shares at June 30, 2021 and December 31, 2020, respectively, at cost	(1,171)	(1,031)
Preferred stock, $0.0001 par value Authorized: 0.8 million, after designation of the Convertible Preferred Stock Issued and outstanding: none at June 30, 2021 and December 31, 2020	—	—
Additional paid-in-capital	199,553	209,481
Accumulated deficit	(163,268)	(148,030)
Total stockholders’ equity	35,126	60,432
Total liabilities, convertible preferred stock and stockholders’ equity	$229,089	$201,668

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues	$—	$—	$—	$—
Operating expenses
General and administrative expense	6,533	4,700	7,903	11,515
Land option and lease expense	234	447	438	858
Depreciation expense	45	64	93	80
Total operating expenses	6,812	5,211	8,434	12,453
Total operating loss	(6,812)	(5,211)	(8,434)	(12,453)
Other income (expense)
(Loss) gain on common stock warrant liabilities	(4,768)	(565)	(6,806)	7,774
Loss on redemption of investment securities	—	—	—	(412)
Interest income, net	—	2	2	235
Other	—	—	—	(16)
Total other (expense) income	(4,768)	(563)	(6,804)	7,581
Net loss attributable to NextDecade Corporation	(11,580)	(5,774)	(15,238)	(4,872)
Preferred stock dividends	(3,876)	(3,509)	(7,751)	(6,952)
Deemed dividends on Series A Convertible Preferred Stock	(15)	(21)	(31)	(97)
Net loss attributable to common stockholders	$(15,471)	$(9,304)	$(23,020)	$(11,921)

Net loss per common share - basic and diluted	$(0.13)	$(0.08)	$(0.19)	$(0.10)

Weighted average shares outstanding - basic and diluted	118,382	117,388	118,322	117,370

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation

Consolidated Statement of Stockholders’ Equity and Convertible Preferred Stock

(in thousands)

(unaudited)

	For the Three Months Ended June 30, 2021
	Common Stock		Treasury Stock					Series A	Series B	Series C
		Par			Additional		Total	Convertible	Convertible	Convertible
		Value			Paid-in	Accumulated	Stockholders’	Preferred	Preferred	Preferred
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Stock	Stock	Stock
Balance at March 31, 2021	118,342	$12	269	$(1,075)	$202,176	$(151,688)	$49,425	$57,516	$58,665	$23,629
Share-based compensation	—	—	—	—	1,268	—	1,268	—	—	—
Restricted stock vesting	171	—	—	—	—	—	—	—	—	—
Shares repurchased related to share-based compensation	(31)	—	31	(96)	—	—	(96)	—	—	—
Issuance of Series C Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	9,544
Preferred stock dividends	—	—	—	—	(3,876)	—	(3,876)	1,978	1,884	—
Deemed dividends - accretion of beneficial conversion feature	—	—	—	—	(15)	—	(15)	15	—	—
Net loss	—	—	—	—	—	(11,580)	(11,580)	—	—	—
Balance at June 30, 2021	118,482	$12	300	$(1,171)	$199,553	$(163,268)	$35,126	$59,509	$60,549	$33,173

	For the Six Months Ended June 30, 2021
	Common Stock		Treasury Stock					Series A	Series B	Series C
		Par			Additional		Total	Convertible	Convertible	Convertible
		Value			Paid-in	Accumulated	Stockholders’	Preferred	Preferred	Preferred
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Stock	Stock	Stock
Balance at December 31, 2020	117,829	$12	249	$(1,031)	$209,481	$(148,030)	$60,432	$55,522	$56,781	$—
Share-based compensation	—	—	—	—	(2,146)	—	(2,146)	—	—	—
Restricted stock vesting	305	—	—	—	—	—	—	—	—	—
Shares repurchased related to share-based compensation	(51)	—	51	(140)	—	—	(140)	—	—	—
Stock dividend	399	—	—	—	—	—	—	—	—	—
Issuance of Series C Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	33,173
Preferred stock dividends	—	—	—	—	(7,751)	—	(7,751)	3,956	3,768	—
Deemed dividends - accretion of beneficial conversion feature	—	—	—	—	(31)	—	(31)	31	—	—
Net loss	—	—	—	—	—	(15,238)	(15,238)	—	—	—
Balance at June 30, 2021	118,482	$12	300	$(1,171)	$199,553	$(163,268)	$35,126	$59,509	$60,549	$33,173

The accompanying notes are an integral part of these unaudited consolidated financial statements.

	For the Three Months Ended June 30, 2020
	Common Stock		Treasury Stock					Series A	Series B
		Par			Additional		Total	Convertible	Convertible
		Value			Paid-in	Accumulated	Stockholders’	Preferred	Preferred
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Stock	Stock
Balance at March 31, 2020	117,388	$12	148	$(742)	$218,972	$(132,799)	85,443	$49,917	$51,487
Share-based compensation	—	—	—	—	365	—	365	—	—
Restricted stock vesting	134	—	—	—	—	—	—	—	—
Shares repurchased related to share-based compensation	(30)	—	30	(54)	—	—	(54)	—	—
Preferred stock dividends	—	—	—	—	(3,509)	—	(3,509)	1,789	1,705
Deemed dividends - accretion of beneficial conversion feature	—	—	—	—	(21)	—	(21)	21	—
Net loss	—	—	—	—	—	(5,774)	(5,774)	—	—
Balance at June 30, 2020	117,492	$12	178	$(796)	$215,807	$(138,573)	$76,450	$51,727	$53,192

	For the Six Months Ended June 30, 2020
	Common Stock		Treasury Stock					Series A	Series B
		Par			Additional		Total	Convertible	Convertible
		Value			Paid-in	Accumulated	Stockholders’	Preferred	Preferred
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Stock	Stock
Balance at December 31, 2019	117,329	$12	137	$(685)	$224,091	$(133,701)	89,717	$48,084	$49,814
Share-based compensation	—	—	—	—	(1,235)	—	(1,235)	—	—
Restricted stock vesting	204	—	—	—	—	—	—	—	—
Shares repurchased related to share-based compensation	(41)	—	41	(111)	—	—	(111)	—	—
Preferred stock dividends	—	—	—	—	(6,952)	—	(6,952)	3,546	3,378
Deemed dividends - accretion of beneficial conversion feature	—	—	—	—	(97)	—	(97)	97	—
Net loss	—	—	—	—	—	(4,872)	(4,872)	—	—
Balance at June 30, 2020	117,492	$12	178	$(796)	$215,807	$(138,573)	$76,450	$51,727	$53,192

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2021	2020
Operating activities:
Net loss attributable to NextDecade Corporation	$(15,238)	$(4,872)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	93	80
Share-based compensation expense (forfeiture)	(2,862)	(1,596)
Loss (gain) on common stock warrant liabilities	6,806	(7,774)
Realized loss on investment securities	—	423
Amortization of right-of-use assets	281	655
Amortization of other non-current assets	708	688
Changes in operating assets and liabilities:
Prepaid expenses	(114)	(17)
Accounts payable	(9)	(384)
Operating lease liabilities	(307)	(502)
Accrued expenses and other liabilities	2,942	(5,483)
Net cash used in operating activities	(7,700)	(18,782)
Investing activities:
Acquisition of property, plant and equipment	(5,481)	(28,163)
Acquisition of other non-current assets	(3,104)	(7,857)
Proceeds from sale of investment securities	—	61,972
Purchase of investment securities	—	(188)
Net cash (used in) provided by investing activities	(8,585)	25,764
Financing activities:
Proceeds from sale of Rio Bravo	—	15,000
Proceeds from sale of Series C Convertible Preferred Stock	34,500	—
Preferred stock dividends	(27)	(28)
Equity issuance costs	(61)	—
Shares repurchased related to share-based compensation	(140)	(111)
Net cash provided by financing activities	34,272	14,861
Net increase in cash and cash equivalents	17,987	21,843
Cash and cash equivalents – beginning of period	22,608	15,736
Cash and cash equivalents – end of period	$40,595	$37,579

Non-cash investing activities:
Accounts payable for acquisition of property, plant and equipment	$18	$342
Accrued liabilities for acquisition of property, plant and equipment	975	529
Pipeline assets obtained in exchange for other non-current liabilities	84	—
Non-cash financing activities:
Paid-in-kind dividends on Series A and Series B Convertible Preferred Stock	7,724	6,924
Accretion of deemed dividends on Series A Convertible Preferred Stock	31	97

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2020. In our opinion, all adjustments, consisting only of normal recurring items, which are considered necessary for a fair presentation of the unaudited consolidated financial statements, have been included. The results of operations for the three months ended June 30, 2021 are not necessarily indicative of the operating results for the full year.

Note 2 — Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Prepaid subscriptions	$383	$29
Prepaid insurance	60	314
Prepaid marketing and sponsorships	60	60
Other	260	267
Total prepaid expenses and other current assets	$763	$670

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

If Rio Grande or its affiliate fails to issue a full notice to proceed to the EPC Contractor on or prior to December 31, 2023, Buyer has the right to sell the Equity Interests back to NextDecade LLC and NextDecade LLC has the right to repurchase the Equity Interests from Buyer, in each case at a price not to exceed $23 million. Accordingly, the proceeds from the sale of the Equity Interests and additional costs incurred by Buyer are presented as a non-current liability and the assets of Rio Bravo have not been de-recognized in the consolidated balance sheet at June 30, 2021.

Note 4 — Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Fixed Assets
Computers	$487	$487
Furniture, fixtures, and equipment	464	464
Leasehold improvements	101	101
Total fixed assets	1,052	1,052
Less: accumulated depreciation	(753)	(660)
Total fixed assets, net	299	392
Project Assets (not placed in service)
Terminal	146,776	140,253
Pipeline	21,101	21,017
Total Terminal and Pipeline assets	167,877	161,270
Total property, plant and equipment, net	$168,176	$161,662

Depreciation expense was $45 thousand and $64 thousand for the three months ended  June 30, 2021 and 2020, respectively, and $93 thousand and $80 thousand for the six months ended June 30, 2021 and 2020, respectively.

Note 5 — Leases

Our leased assets primarily consist of office space and land sites.

Operating lease right-of-use assets are as follows (in thousands):

	June 30,	December 31,
	2021	2020
Office leases	$860	$429
Total operating lease right-of-use assets, net	$860	$429

Operating lease liabilities are as follows (in thousands):

	June 30,	December 31,
	2021	2020
Office leases	$504	$432
Total current lease liabilities	$504	$432
Non-current office leases	333	—
Total lease liabilities	$837	$432

Operating lease expense is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Office leases	$164	$248	$314	$453
Land leases	—	112	—	219
Total operating lease expense	164	360	314	672
Short-term lease expense	70	86	124	177
Land option expense	—	1	—	9
Total land option and lease expense	$234	$447	$438	$858

Maturity of operating lease liabilities as of June 30, 2021 are as follows (in thousands, except lease term and discount rate):

2021 (remaining)	$228
2022	690
2023	—
2024	—
2025	—
Thereafter	—
Total undiscounted lease payments	918
Discount to present value	(81)
Present value of lease liabilities	$837

Weighted average remaining lease term - years	1.4
Weighted average discount rate - percent	12.0

Other information related to our operating leases is as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities:
Cash flows from operating activities	$452	$461
Noncash right-of-use assets recorded for operating lease liabilities:
In exchange for new operating lease liabilities during the period	712	605

Note 6 — Other Non-Current Assets

Other non-current assets consisted of the following (in thousands)

	June 30,	December 31,
	2021	2020
Permitting costs(1)	$7,409	$7,385
Enterprise resource planning system, net	1,097	1,805
Rio Grande Site Lease initial direct costs	10,189	7,109
Total other non-current assets, net	$18,695	$16,299

(1)

Permitting costs primarily represent costs incurred in connection with permit applications to the United States Army Corps of Engineers and the U.S. Fish and Wildlife Service for mitigation measures for potential impacts to wetlands and habitat that may be caused by the construction of the Terminal and the Pipeline.

Note 7 — Accrued Liabilities and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Employee compensation expense	$2,604	$14
Terminal costs	975	650
Accrued legal services	154	5
Other accrued liabilities	544	363
Total accrued liabilities and other current liabilities	$4,277	$1,032

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

In April 2021, we sold 10,000 shares of Series C Preferred Stock, at $1,000 per share for a purchase price of $10 million and we issued an additional 200 shares of Series C Preferred Stock as an origination fee to the purchaser of the Series C Preferred Stock.

Warrants, exercisable for Company common stock, were issued together with the shares of Convertible Preferred Stock (collectively, “Common Stock Warrants”).

The shares of Convertible Preferred Stock bear dividends at a rate of 12% per annum, which are cumulative and accrue daily from the respective dates of issuance on the $1,000 stated value. Such dividends are payable quarterly and may be paid in cash or in-kind. During the six months ended June 30, 2021 and 2020, the Company paid-in-kind $7.7 million and $6.9 million of dividends, respectively, to the holders of the Convertible Preferred Stock.  On July 7, 2021, the Company declared dividends to the holders of the Convertible Preferred Stock as of the close of business on June 15, 2021.  On July 15, 2021, the Company paid-in-kind $5.2 million of dividends to the holders of the Convertible Preferred Stock.

As of June 30, 2021, shares of Series A Preferred Stock and Series B Preferred Stock were convertible into shares of common stock at a conversion price of $6.65 per share and shares of Series C Preferred Stock were convertible into shares of common stock at a conversion price of $2.96 per share.

Initial Fair Value Allocation

Net proceeds from the sales of Series C Preferred Stock were allocated on a fair value basis to the warrants issued together with the shares of the Series C Preferred Stock and on a relative fair value basis to the Series C Preferred Stock. The allocation of net cash proceeds from the sale of Series C Preferred Stock is as follows (in thousands):

		Allocation of Proceeds
			Series C
		Series C	Preferred
		Warrants	Stock
Gross proceeds	$34,500
Equity issuance costs	61
Net proceeds - Initial Fair Value Allocation	$34,439	$1,266	$33,173
Per balance sheet upon issuance		$1,266	$33,173

Common Stock Warrants

The Company revalues the Common Stock Warrants at each balance sheet date and recognized losses of $4.8 million and $0.6 million during the three months ended June 30, 2021 and 2020, respectively, and a loss of $6.8 million and a gain of $7.8 million during the six months ended June 30, 2021 and 2020, respectively.  The Common Stock Warrant liabilities are included in Level 3 of the fair value hierarchy.

The Company used a Monte Carlo simulation model to estimate the fair value of the Common Stock Warrants using the following assumptions:

	June 30,	December 31,
	2021	2020
Stock price	$4.13	$2.09
Exercise price	$0.01	$0.01
Risk-free rate	0.1%	0.1%
Volatility	58.4%	58.6%
Term (years)	0.9	0.8

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

Note 9 — Net Loss Per Share

The following table (in thousands, except for loss per share) reconciles basic and diluted weighted average common shares outstanding for each of the three and  six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Weighted average common shares outstanding:
Basic	118,382	117,388	118,322	117,370
Dilutive unvested stock, convertible preferred stock, Common Stock Warrants and IPO Warrants	—	—	—	—
Diluted	118,382	117,388	118,322	117,370

Basic and diluted net loss per share attributable to common stockholders	$(0.13)	$(0.08)	$(0.19)	$(0.10)

Potentially dilutive securities not included in the diluted net loss per share computations because their effect would have been anti-dilutive were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Unvested stock (1)	1,555	930	1,453	1,034
Convertible preferred stock	27,129	16,380	26,380	16,143
Common Stock Warrants	2,873	1,971	2,474	1,967
IPO Warrants(2)	12,082	12,082	12,082	12,082
Total potentially dilutive common shares	43,639	31,363	42,389	31,226

(1)

Does not include 2.6 million shares for each of the three and six months ended June 30, 2021 and 3.0 million shares for each of the three and six months ended June 30, 2020, of unvested stock because the performance conditions had not yet been satisfied as of June 30, 2021 and 2020, respectively.

(2)

The IPO Warrants were issued in connection with our initial public offering in 2015. The IPO Warrants are exercisable at a price of $11.50 per share and expire on July 24, 2022. The Company may redeem the IPO Warrants at a price of $0.01 per IPO Warrant upon 30 days’ notice only if the last sale price of our common stock is at least $17.50 per share for any 20 trading days within a 30 trading day period. If the Company redeems the IPO Warrants in this manner, the Company will have the option to do so on a cashless basis with the issuance of an economically equivalent number of shares of Company common stock.

Note 10 — Share-based Compensation

We have granted shares of Company common stock and restricted Company common stock to employees, consultants and non-employee directors under our 2017 Omnibus Incentive Plan, as amended (the “2017 Plan”), and in connection with our special meeting of stockholders held on July 24, 2017.

Total share-based compensation consisted of the following (in thousands):

	Three months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Share-based compensation:
Equity awards	$1,268	$365	$(2,146)	$(1,235)
Liability awards	—	—	—	—
Total share-based compensation	1,268	365	(2,146)	(1,235)
Capitalized share-based compensation	(401)	(101)	(716)	(361)
Total share-based compensation expense	$867	$264	$(2,862)	$(1,596)

Note 11 — Income Taxes

Due to our cumulative loss position, we have established a full valuation allowance against our deferred tax assets at June 30, 2021 and December 31, 2020. Due to our full valuation allowance, we have not recorded a provision for federal or state income taxes during either of the three and six months ended June 30, 2021 or 2020.

In response to the global pandemic related to COVID-19, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) on March 27, 2020 and the Consolidated Appropriations Act, 2021 (the “CAA”) on December 27, 2020. The CARES Act and the CAA provide numerous relief provisions for corporate taxpayers, including modification of the utilization limitations on NOLs, favorable expansions of the deduction for business interest expense under Internal Revenue Code Section 163(j), and the ability to accelerate timing of refundable alternative minimum tax credits. For the three and six months ended June 30, 2021, there were no material tax impacts to our consolidated financial statements from the CARES Act, the CAA or other COVID-19 measures.  The Company continues to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and others.

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

Legal Proceedings

From time to time the Company may be subject to various claims and legal actions that arise in the ordinary course of business. As of  June 30, 2021, management is not aware of any claims or legal actions that, separately or in the aggregate, are likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows, although the Company cannot guarantee that a material adverse effect will not occur.

Note 13 — Recent Accounting Pronouncements

The following table provides a brief description of recent accounting standards that have not been adopted by the Company as of June 30, 2021:

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

Note 14 — Subsequent Events

Series C Preferred Stock

On July 30, 2021, pursuant to the Series C Convertible Preferred Stock Agreement, dated as of July 30, 2021, by and between the Company and TEP Next Decade, LLC, an affiliate of Energy & Power Transition Partners, LLC (“TEP”), the Company issued to TEP (i) 5,000 shares of Series C Preferred Stock at $1,000 per share for a purchase price of $5 million, (ii) an additional 100 shares of Series C Preferred Stock as an origination fee and (iii) warrants representing the right to acquire in the aggregate a number of shares of the Company's common stock equal to approximately 7.1 basis points (.071%) of all outstanding shares of common stock, measured on a fully diluted basis, on the exercise date for an exercise price of $0.01 per share.

The Company has evaluated subsequent events through August 2, 2021, the date the financial statements were issued. Any material subsequent events that occurred during this time have been properly recognized and/or disclosed in these financial statements.

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

Series C Convertible Preferred Stock Offering

In March, April and July 2021, we sold an aggregate of 39,500 shares of Series C Convertible Preferred Stock, par value $0.0001 per share (the “Series C Preferred Stock”), at $1,000 per share for an aggregate purchase price of $39.5 million and issued an additional 790 shares of Series C Preferred Stock in aggregate as origination fees. Warrants were issued together with the issuances of the Series C Preferred Stock.

For further descriptions of the Series C Preferred Stock, see Note 9 - Preferred Stock and Common Stock Warrants and Note 14 - Subsequent Events, and for additional details on the issuances of the Series C Preferred Stock and the transactions in connection therewith, please refer to our Current Reports on Form 8-K filed with the SEC on March 18, 2021, March 26, 2021, March 29, 2021 and August 2, 2021.

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

Terminal

In April 2021, we announced a joint pilot project with Project Canary for the monitoring, reporting, and independent third-party measurement and certification of the GHG intensity of LNG to be sold from the Terminal.

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

On April 28, 2021, Rio Grande extended the Effective Date to May 6, 2022.

Liquidity and Capital Resources

Capital Resources

We have funded and continue to fund the development of the Terminal, CCS project, and general working capital needs through our cash on hand and proceeds from the issuance of equity and equity-based securities.  Our capital resources consisted of approximately $40.6 million of cash and cash equivalents as of June 30, 2021.

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash for the periods presented (in thousands):

	Six Months Ended
	June 30,
	2021	2020
Operating cash flows	$(7,700)	$(18,782)
Investing cash flows	(8,585)	25,764
Financing cash flows	34,272	14,861

Net increase in cash and cash equivalents	17,987	21,843
Cash and cash equivalents – beginning of period	22,608	15,736
Cash and cash equivalents – end of period	$40,595	$37,579

Operating Cash Flows

Operating cash outflows during the six months ended June 30, 2021 and 2020 were $7.7 million and $18.8 million, respectively.  The decrease in operating cash outflows during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was due to reduced employee costs and lease costs among other actions taken in response to the COVID-19 pandemic.

Investing Cash Flows

Investing cash outflows during the six months ended June 30, 2021 were $8.6 million and investing cash inflows during the six months ended June 30, 2020 were $25.8 million. The investing cash outflows during the six months ended June 30, 2021 were primarily the result of cash used in the development of the Terminal of $8.6 million. The investing cash inflows during the six months ended June 30, 2020 were primarily the result of the sale of  $62.0 million of investment securities partially offset by cash used in the development of the Terminal of $36.0 million.

Financing Cash Flows

Financing cash inflows during the six months ended June 30, 2021 and 2020 were $34.3 million and $14.9 million, respectively. For the six months ended June 30, 2021 financing cash inflows were primarily the result of proceeds from the sale of Series C Preferred Stock.  For the six months ended June 30, 2020 financing cash inflows were primarily the result of $15.0 million of proceeds from the sale of Rio Bravo.

Pre-FID Liquidity

In 2021, we expect to incur $42 million on pre-FID development activities in support of the Terminal and the CCS project. Approximately $9 million and $17 million of these costs were incurred in the three and six months ended June 30, 2021, respectively.

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

Results of Operations

The following table summarizes costs, expenses and other income for the periods indicated (in thousands):

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2021	2020	Change	2021	2020	Change
Revenues	$—	$—	$—	$—	$—	$—
General and administrative expense	6,533	4,700	1,833	7,903	11,515	(3,612)
Land option and lease expense	234	447	(213)	438	858	(420)
Depreciation expense	45	64	(19)	93	80	13
Operating loss	(6,812)	(5,211)	(1,601)	(8,434)	(12,453)	4,019
(Loss) gain on common stock warrant liabilities	(4,768)	(565)	(4,203)	(6,806)	7,774	(14,580)
Loss on redemption of investment securities	—	—	—	—	(412)	412
Interest income, net	—	2	(2)	2	235	(233)
Other	—	—	—	—	(16)	16
Net loss attributable to NextDecade Corporation	(11,580)	(5,774)	(5,806)	(15,238)	(4,872)	(10,366)
Preferred stock dividends	(3,876)	(3,509)	(367)	(7,751)	(6,952)	(799)
Deemed dividends on Series A Convertible Preferred Stock	(15)	(21)	6	(31)	(97)	66
Net loss attributable to common stockholders	$(15,471)	$(9,304)	$(6,167)	$(23,020)	$(11,921)	$(11,099)

Our consolidated net loss was $15.5 million, or $0.13 per common share (basic and diluted), for the three months ended June 30, 2021 compared to a net loss of $9.3 million, or $0.08 per common share (basic and diluted), for the three months ended June 30, 2020.  The  $6.2 million increase in net loss was primarily a result of an increase in the loss on common stock warrant liabilities and an increase in general and administrative expenses.

Our consolidated net loss was $23.0 million, or $0.19 per common share (basic and diluted), for the six months ended June 30, 2021 compared to a net loss of $11.9 million, or $0.10 per common share (basic and diluted), for the six months ended June 30, 2020. The $11.1 million increase in net loss was primarily a result of an increase in the loss on common stock warrant liabilities partially offset by a decrease in general and administrative expenses.

General and administrative expense during the three months ended June 30, 2021 increased $1.8 million compared to the same period in 2020 primarily due to an increase in salaries and wages, share-based compensation expense and professional fees in the aggregate of $1.9 million. The increase in salaries and wages, share-based compensation expense and professional fees is primarily due to additional head count added during the three months ended June 30, 2021.

General and administrative expense during the six months ended June 30, 2021 decreased $3.6 million compared to the same period in 2020 primarily due to decreases in share-based compensation expense, professional fees, travel expenses and marketing and conference sponsorship costs, office expenses and marketing and promotional expenses in the aggregate of $3.7 million.

(Loss) gain on common stock warrant liabilities for the three and six months ended June 30, 2021 and 2020 is primarily due to changes in the share price of Company common stock and an increase in the number of common stock warrants outstanding with the issuance of Series C Preferred Stock.

Preferred stock dividends for the three months ended June 30, 2021 of $3.9 million consisted of dividends paid-in kind with the issuance of 1,978 additional shares of Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), and 1,884 additional shares of Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), compared to preferred stock dividends of $3.5 million for the three months ended June 30, 2020 that consisted of dividends paid-in kind with the issuance of 1,789 and 1,705 additional shares of Series A Preferred Stock and Series B Preferred Stock, respectively.

Preferred stock dividends for the six months ended June 30, 2021 of $7.8 million consisted of dividends paid-in kind with the issuance of 3,956 additional shares of Series A Preferred Stock and 3,768  additional shares of Series B Preferred Stock compared to preferred stock dividends of $7.0 million for the six months ended June 30, 2020 that consisted of dividends paid-in kind with the issuance of 3,546 additional shares of Series A Preferred Stock and 3,378 additional shares of Series B Preferred Stock.

Deemed dividends on the Series A Preferred Stock for the three and six months ended June 30, 2021 and 2020 represents the accretion of the beneficial conversion feature associated with the Series A Preferred Stock issued in the third quarter of 2018.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of “our disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal quarter ended June 30, 2021. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2021, our disclosure controls and procedures were effective.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table summarizes stock repurchases for the three months ended June 30, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as a Part of Publicly Announced Plans	Maximum Number of Units That May Yet Be Purchased Under the Plans
April 2021	—	$—	—	—
May 2021	14,325	2.10	—	—
June 2021	16,888	3.94	—	—

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

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1(1)	Second Amended and Restated Certificate of Incorporation of NextDecade Corporation, dated July 24, 2017.
3.2(2)	Amended and Restated Bylaws of NextDecade Corporation, dated July 24, 2017.
3.3(3)	Certificate of Designations of Series A Convertible Preferred Stock, dated August 9, 2018.
3.4(4)	Certificate of Designations of Series B Convertible Preferred Stock, dated September 28, 2018.
3.5(5)	Certificate of Designations of Series C Convertible Preferred Stock, dated March 17, 2021.
3.6(6)	Certificate of Amendment to Certificate of Designations of Series A Convertible Preferred Stock, dated July 12, 2019.
3.7(7)	Certificate of Amendment to Certificate of Designations of Series B Convertible Preferred Stock, dated July 12, 2019.
3.8(8)	Certificate of Increase to Certificate of Designations of Series A Convertible Preferred Stock of NextDecade Corporation, dated July 15, 2019.
3.9(9)	Certificate of Increase to Certificate of Designations of Series B Convertible Preferred Stock of NextDecade Corporation, dated July 15, 2019.
3.10(10)	Amendment No. 1 to the Amended and Restated Bylaws of NextDecade Corporation.
4.1(11)	Specimen Common Share Certificate.
4.2(12)	Specimen Unit Certificate.
4.3(13)	Specimen IPO Warrant Certificate.
4.4(14)	Form of Warrant Agreement between Harmony Merger Corp. and Continental Stock Transfer & Trust Company.
4.5(15)	Form of Warrant Agreement for the Series A Warrants.
4.6(16)	Form of Warrant Agreement for the Series B Warrants.
4.7(17)	Form of Warrant Agreement for the Series C Warrants.
10.1*†	Amendment No. 2 to Employment Agreement, effective June 1, 2021, by and between NextDecade Corporation and Matthew K. Schatzman.
10.2(18)	Amended and Restated NextDecade Corporation 2017 Omnibus Incentive Plan.
10.3(19)	Amendment of the NextDecade Corporation 2017 Omnibus Incentive Plan.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed July 28, 2017.
(2)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed July 28, 2017.
(3)	Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-3, filed December 20, 2018.
(4)	Incorporated by reference to Exhibit 3.4 of the Registrant’s Quarterly Report on Form 10-Q, filed November 9, 2018.
(5)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed March 18, 2021.
(6)	Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K, filed July 15, 2019.
(7)	Incorporated by reference to Exhibit 3.2 of the Registrant's Current Report on Form 8-K, filed July 15, 2019.
(8)	Incorporated by reference to Exhibit 3.7 of the Registrant's Quarterly Report on Form 10-Q, filed August 6, 2019.
(9)	Incorporated by reference to Exhibit 3.8 of the Registrant's Quarterly Report on Form 10-Q, filed August 6, 2019.
(10)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed March 4, 2021.
(11)	Incorporated by reference to Exhibit 4.1 of the Registrant's Form 10-K, filed March 3, 2020.
(12)	Incorporated by reference to Exhibit 4.1 of the Amendment No. 7 to the Registrant’s Registration Statement on Form S-1, filed March 13, 2015.
(13)	Incorporated by reference to Exhibit 4.3 of the Amendment No. 7 to the Registrant’s Registration Statement on Form S-1, filed March 13, 2015.
(14)	Incorporated by reference to Exhibit 4.4 of the Amendment No. 7 to the Registrant’s Registration Statement on Form S-1, filed March 13, 2015.
(15)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed August 7, 2018.
(16)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed August 24, 2018.
(17)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed March 18, 2021.
(18)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-8, filed July 15, 2021.
(19)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-8, filed July 15, 2021.

*	Filed herewith.
**	Furnished herewith.
†	Indicates management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTDECADE CORPORATION

Date: August 2, 2021	By:	/s/ Matthew K. Schatzman
Matthew K. Schatzman
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2021	By:	/s/ Brent E. Wahl
Brent E. Wahl
Chief Financial Officer
(Principal Financial Officer)