Form 10-Q
period 2021-09-30
NextDecade Corp.
filed 2021-11-10
CIK 1612720

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 8, 2021, the issuer had 123,829,640 shares of common stock outstanding.

NEXTDECADE CORPORATION

FORM 10-Q FOR THE QUARTER ENDED September 30, 2021

Organizational Structure

The following diagram depicts our abbreviated organizational structure as of September 30, 2021 with references to the names of certain entities discussed in this Quarterly Report on Form 10-Q.

Unless the context requires otherwise, references to “NextDecade,” the “Company,” “we,” “us” and “our” refer to NextDecade Corporation (NASDAQ: NEXT) and its consolidated subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NextDecade Corporation

Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$36,743	$22,608
Prepaid expenses and other current assets	883	670
Total current assets	37,626	23,278
Property, plant and equipment, net	170,431	161,662
Operating lease right-of-use assets, net	727	429
Other non-current assets, net	19,903	16,299
Total assets	$228,687	$201,668

Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable	$744	$207
Share-based compensation liability	182	182
Accrued liabilities and other current liabilities	5,306	1,032
Current common stock warrant liabilities	1,330	3,290
Current operating lease liabilities	579	432
Total current liabilities	8,141	5,143
Non-current common stock warrant liabilities	2,463	874
Non-current operating lease liabilities	169	—
Other non-current liabilities	23,000	22,916
Total liabilities	33,773	28,933

Commitments and contingencies (Note 13)

Series A Convertible Preferred Stock, $1,000 per share liquidation preference Issued and outstanding: 71,552 shares and 65,507 shares at September 30, 2021 and December 31, 2020, respectively	61,614	55,522
Series B Convertible Preferred Stock, $1,000 per share liquidation preference Issued and outstanding: 68,373 shares and 62,612 shares at September 30, 2021 and December 31, 2020, respectively	62,542	56,781
Series C Convertible Preferred Stock, $1,000 per share liquidation preference Issued and outstanding: 41,449 shares and no shares at September 30, 2021 and December 31, 2020, respectively	38,966	—
Stockholders’ equity
Common stock, $0.0001 par value Authorized: 480.0 million shares at September 30, 2021 and December 31, 2020 Issued and outstanding: 120.7 million shares and 117.8 million shares at September 30, 2021 and December 31, 2020, respectively	12	12
Treasury stock: 344,459 shares and 249,742 shares at September 30, 2021 and December 31, 2020, respectively, at cost	(1,310)	(1,031)
Preferred stock, $0.0001 par value Authorized: 0.8 million, after designation of the Convertible Preferred Stock Issued and outstanding: none at September 30, 2021 and December 31, 2020	—	—
Additional paid-in-capital	195,136	209,481
Accumulated deficit	(162,046)	(148,030)
Total stockholders’ equity	31,792	60,432
Total liabilities, convertible preferred stock and stockholders’ equity	$228,687	$201,668

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues	$—	$—	$—	$—
Operating expenses
General and administrative expense	2,937	5,069	10,840	16,582
Land option and lease expense	240	423	678	1,281
Depreciation expense	43	65	136	146
Total operating expenses	3,220	5,557	11,654	18,009
Total operating loss	(3,220)	(5,557)	(11,654)	(18,009)
Other income (expense)
Gain (loss) on common stock warrant liabilities	4,442	(1,627)	(2,363)	6,147
Loss on redemption of investment securities	—	—	—	(412)
Interest income, net	—	7	2	241
Other	—	(1)	(1)	(17)
Total other income (expense)	4,442	(1,621)	(2,362)	5,959
Net income (loss) attributable to NextDecade Corporation	1,222	(7,178)	(14,016)	(12,050)
Preferred stock dividends	(5,264)	(3,613)	(13,015)	(10,565)
Deemed dividends on Series A Convertible Preferred Stock	(16)	(16)	(47)	(113)
Net loss attributable to common stockholders	$(4,058)	$(10,807)	$(27,078)	$(22,728)

Net loss per common share - basic and diluted	$(0.03)	$(0.09)	$(0.23)	$(0.19)

Weighted average shares outstanding - basic and diluted	119,374	117,564	118,677	117,450

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation

Consolidated Statement of Stockholders’ Equity and Convertible Preferred Stock

(in thousands)

(unaudited)

	For the Three Months Ended September 30, 2021
	Common Stock		Treasury Stock					Series A	Series B	Series C
		Par			Additional		Total	Convertible	Convertible	Convertible
		Value			Paid-in	Accumulated	Stockholders’	Preferred	Preferred	Preferred
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Stock	Stock	Stock
Balance at June 30, 2021	118,482	$12	300	$(1,171)	$199,553	$(163,268)	$35,126	$59,509	$60,549	$33,173
Share-based compensation	—	—	—	—	(3,653)	—	(3,653)	—	—	—
Restricted stock vesting	285	—	—	—	—	—	—	—	—	—
Shares repurchased related to share-based compensation	(44)	—	44	(139)	—	—	(139)	—	—	—
Issuance of common stock, net	116	—	—	—	151	—	151	—	—	—
Stock dividend	399	—	—	—	—	—	—	—	—	—
Exercise of common stock warrants	1,485	—	—	—	4,365	—	4,365	—	—	—
Issuance of Series C Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	4,634
Preferred stock dividends	—	—	—	—	(5,264)	—	(5,264)	2,089	1,993	1,159
Deemed dividends - accretion of beneficial conversion feature	—	—	—	—	(16)	—	(16)	16	—	—
Net income	—	—	—	—	—	1,222	1,222	—	—	—
Balance at September 30, 2021	120,723	$12	344	$(1,310)	$195,136	$(162,046)	$31,792	$61,614	$62,542	$38,966

	For the Nine Months Ended September 30, 2021
	Common Stock		Treasury Stock					Series A	Series B	Series C
		Par			Additional		Total	Convertible	Convertible	Convertible
		Value			Paid-in	Accumulated	Stockholders’	Preferred	Preferred	Preferred
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Stock	Stock	Stock
Balance at December 31, 2020	117,829	$12	249	$(1,031)	$209,481	$(148,030)	$60,432	$55,522	$56,781	$—
Share-based compensation	—	—	—	—	(5,799)	—	(5,799)	—	—	—
Restricted stock vesting	590	—	—	—	—	—	—	—	—	—
Shares repurchased related to share-based compensation	(95)	—	95	(279)	—	—	(279)	—	—	—
Issuance of common stock, net	116	—	—	—	151	—	151	—	—	—
Stock dividend	798	—	—	—	—	—	—	—	—	—
Exercise of common stock warrants	1,485	—	—	—	4,365	—	4,365	—	—	—
Issuance of Series C Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	37,807
Preferred stock dividends	—	—	—	—	(13,015)	—	(13,015)	6,045	5,761	1,159
Deemed dividends - accretion of beneficial conversion feature	—	—	—	—	(47)	—	(47)	47	—	—
Net loss	—	—	—	—	—	(14,016)	(14,016)	—	—	—
Balance at September 30, 2021	120,723	$12	344	$(1,310)	$195,136	$(162,046)	$31,792	$61,614	$62,542	$38,966

The accompanying notes are an integral part of these unaudited consolidated financial statements.

	For the Three Months Ended September 30, 2020
	Common Stock		Treasury Stock					Series A	Series B
		Par			Additional		Total	Convertible	Convertible
		Value			Paid-in	Accumulated	Stockholders’	Preferred	Preferred
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Stock	Stock
Balance at June 30, 2020	117,492	$12	178	$(796)	$215,807	$(138,573)	76,450	$51,727	$53,192
Share-based compensation	—	—	—	—	629	—	629	—	—
Restricted stock vesting	292	—	—	—	—	—	—	—	—
Shares repurchased related to share-based compensation	(64)	—	64	(211)	—	—	(211)	—	—
Preferred stock dividends	—	—	—	—	(3,613)	—	(3,613)	1,843	1,757
Deemed dividends - accretion of beneficial conversion feature	—	—	—	—	(16)	—	(16)	16	—
Net loss	—	—	—	—	—	(7,178)	(7,178)	—	—
Balance at September 30, 2020	117,720	$12	242	$(1,007)	$212,807	$(145,751)	$66,061	$53,586	$54,949

	For the Nine Months Ended September 30, 2020
	Common Stock		Treasury Stock					Series A	Series B
		Par			Additional		Total	Convertible	Convertible
		Value			Paid-in	Accumulated	Stockholders’	Preferred	Preferred
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Stock	Stock
Balance at December 31, 2019	117,329	$12	137	$(685)	$224,091	$(133,701)	89,717	$48,084	$49,814
Share-based compensation	—	—	—	—	(606)	—	(606)	—	—
Restricted stock vesting	496	—	—	—	—	—	—	—	—
Shares repurchased related to share-based compensation	(105)	—	105	(322)	—	—	(322)	—	—
Preferred stock dividends	—	—	—	—	(10,565)	—	(10,565)	5,389	5,135
Deemed dividends - accretion of beneficial conversion feature	—	—	—	—	(113)	—	(113)	113	—
Net loss	—	—	—	—	—	(12,050)	(12,050)	—	—
Balance at September 30, 2020	117,720	$12	242	$(1,007)	$212,807	$(145,751)	$66,061	$53,586	$54,949

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Operating activities:
Net loss attributable to NextDecade Corporation	$(14,016)	$(12,050)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	136	146
Share-based compensation expense (forfeiture)	(5,571)	(759)
Loss (gain) on common stock warrant liabilities	2,363	(6,147)
Realized loss on investment securities	—	423
Amortization of right-of-use assets	414	984
Amortization of other non-current assets	1,062	1,042
Changes in operating assets and liabilities:
Prepaid expenses	(234)	61
Accounts payable	76	(478)
Operating lease liabilities	(396)	(710)
Accrued expenses and other liabilities	3,914	(5,258)
Net cash used in operating activities	(12,252)	(22,746)
Investing activities:
Acquisition of property, plant and equipment	(8,390)	(30,088)
Acquisition of other non-current assets	(4,666)	(9,390)
Proceeds from sale of investment securities	—	61,972
Purchase of investment securities	—	(188)
Net cash (used in) provided by investing activities	(13,056)	22,306
Financing activities:
Proceeds from sale of Rio Bravo	—	15,000
Proceeds from sale of Series C Convertible Preferred Stock	39,500	—
Proceeds from sale of common stock	389	—
Equity issuance costs	(117)	—
Preferred stock dividends	(50)	(41)
Shares repurchased related to share-based compensation	(279)	(322)
Net cash provided by financing activities	39,443	14,637
Net increase in cash and cash equivalents	14,135	14,197
Cash and cash equivalents – beginning of period	22,608	15,736
Cash and cash equivalents – end of period	$36,743	$29,933

Non-cash investing activities:
Accounts payable for acquisition of property, plant and equipment	$329	$479
Accrued liabilities for acquisition of property, plant and equipment	996	382
Pipeline assets obtained in exchange for other non-current liabilities	84	6,670
Non-cash financing activities:
Paid-in-kind dividends on Convertible Preferred Stock	12,965	10,524
Accretion of deemed dividends on Series A Convertible Preferred Stock	47	113
Accounts payable for equity issuance costs	148	—
Accrued liabilities for equity issuance costs	35	—

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2020. In our opinion, all adjustments, consisting only of normal recurring items, which are considered necessary for a fair presentation of the unaudited consolidated financial statements, have been included. The results of operations for the three months ended September 30, 2021 are not necessarily indicative of the operating results for the full year.

Note 2 — Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Prepaid subscriptions	$203	$29
Prepaid insurance	389	314
Prepaid marketing and sponsorships	60	60
Other	231	267
Total prepaid expenses and other current assets	$883	$670

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

If Rio Grande or its affiliate fails to issue a full notice to proceed to the EPC Contractor on or prior to December 31, 2023, Buyer has the right to sell the Equity Interests back to NextDecade LLC and NextDecade LLC has the right to repurchase the Equity Interests from Buyer, in each case at a price not to exceed $23 million. Accordingly, the proceeds from the sale of the Equity Interests and additional costs incurred by Buyer are presented as a non-current liability and the assets of Rio Bravo have not been de-recognized in the consolidated balance sheet at September 30, 2021.

Note 4 — Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Fixed Assets
Computers	$487	$487
Furniture, fixtures, and equipment	464	464
Leasehold improvements	101	101
Total fixed assets	1,052	1,052
Less: accumulated depreciation	(797)	(660)
Total fixed assets, net	255	392
Project Assets (not placed in service)
Terminal	149,160	140,253
Pipeline	21,016	21,017
Total Terminal and Pipeline assets	170,176	161,270
Total property, plant and equipment, net	$170,431	$161,662

Depreciation expense was $43 thousand and $65 thousand for the three months ended  September 30, 2021 and 2020, respectively, and $136 thousand and $146 thousand for the nine months ended September 30, 2021 and 2020, respectively.

Note 5 — Leases

Our leased assets primarily consist of office space and land sites.

Operating lease right-of-use assets are as follows (in thousands):

	September 30,	December 31,
	2021	2020
Office leases	$727	$429
Total operating lease right-of-use assets, net	$727	$429

Operating lease liabilities are as follows (in thousands):

	September 30,	December 31,
	2021	2020
Office leases	$579	$432
Total current lease liabilities	$579	$432
Non-current office leases	169	—
Total lease liabilities	$748	$432

Operating lease expense is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Office leases	$156	$238	$470	$691
Land leases	—	113	—	332
Total operating lease expense	156	351	470	1,023
Short-term lease expense	84	72	208	249
Land option expense	—	—	—	9
Total land option and lease expense	$240	$423	$678	$1,281

Maturity of operating lease liabilities as of September 30, 2021 are as follows (in thousands, except lease term and discount rate):

2021 (remaining)	$115
2022	690
2023	—
2024	—
2025	—
Thereafter	—
Total undiscounted lease payments	805
Discount to present value	(57)
Present value of lease liabilities	$748

Weighted average remaining lease term - years	1.2
Weighted average discount rate - percent	12.0

Other information related to our operating leases is as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities:
Cash flows from operating activities	$509	$600
Noncash right-of-use assets recorded for operating lease liabilities:
In exchange for new operating lease liabilities during the period	712	605

Note 6 — Other Non-Current Assets

Other non-current assets consisted of the following (in thousands)

	September 30,	December 31,
	2021	2020
Permitting costs(1)	$7,409	$7,385
Enterprise resource planning system, net	743	1,805
Rio Grande Site Lease initial direct costs	11,751	7,109
Total other non-current assets, net	$19,903	$16,299

(1)

Permitting costs primarily represent costs incurred in connection with permit applications to the United States Army Corps of Engineers and the U.S. Fish and Wildlife Service for mitigation measures for potential impacts to wetlands and habitat that may be caused by the construction of the Terminal and the Pipeline.

Note 7 — Accrued Liabilities and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Employee compensation expense	$3,725	$14
Terminal costs	996	650
Accrued legal services	42	5
Other accrued liabilities	543	363
Total accrued liabilities and other current liabilities	$5,306	$1,032

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

In July 2021, we sold 5,000 shares of Series C Preferred Stock, at $1,000 per share for a purchase price of $5 million and we issued an additional 100 shares of Series C Preferred Stock as an origination fee to the purchaser of the Series C Preferred Stock.

Warrants, exercisable for Company common stock, were issued together with the shares of Convertible Preferred Stock (collectively, “Common Stock Warrants”).

The shares of Convertible Preferred Stock bear dividends at a rate of 12% per annum, which are cumulative and accrue daily from the respective dates of issuance on the $1,000 stated value. Such dividends are payable quarterly and may be paid in cash or in-kind. During the nine months ended September 30, 2021 and 2020, the Company paid-in-kind $13.0 million and $10.5 million of dividends, respectively, to the holders of the Convertible Preferred Stock.  On October 12, 2021, the Company declared dividends to the holders of the Convertible Preferred Stock as of the close of business on September 15, 2021.  On October 15, 2021, the Company paid-in-kind $5.3 million of dividends to the holders of the Convertible Preferred Stock.

As of September 30, 2021, shares of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock were convertible into shares of Company common stock at a weighted average conversion price of $6.54 per share, $6.57 per share and $3.29 per share, respectively.

Initial Fair Value Allocation

Net proceeds from the sales of Series C Preferred Stock were allocated on a fair value basis to the warrants issued together with the shares of the Series C Preferred Stock and on a relative fair value basis to the Series C Preferred Stock. The allocation of net cash proceeds from the sale of Series C Preferred Stock is as follows (in thousands):

		Allocation of Proceeds
			Series C
		Series C	Preferred
		Warrants	Stock
Gross proceeds	$39,500
Equity issuance costs	(61)
Net proceeds - Initial Fair Value Allocation	$39,439	$1,631	$37,808
Per balance sheet upon issuance		$1,631	$37,808

Common Stock Warrants

The Company revalues the Common Stock Warrants at each balance sheet date and recognized a gain of $4.4 million and a loss of $1.6 million during the three months ended September 30, 2021 and 2020, respectively, and a loss of $2.4 million and a gain of $6.1 million during the nine months ended September 30, 2021 and 2020, respectively.  The Common Stock Warrant liabilities are included in Level 3 of the fair value hierarchy.

The Company used a Monte Carlo simulation model to estimate the fair value of the Common Stock Warrants using the following assumptions:

	September 30,	December 31,
	2021	2020
Stock price	$2.78	$2.09
Exercise price	$0.01	$0.01
Risk-free rate	0.5%	0.1%
Volatility	58.2%	58.6%
Term (years)	1.9	0.8

Beneficial Conversion Feature

ASC 470-20-20 – Debt – Debt with conversion and Other Options (“ASC 470-20”) defines a beneficial conversion feature (“BCF”) as a nondetachable conversion feature that is in the money at the issuance date. The Company was required by ASC 470-20 to allocate a portion of the proceeds from the Series A Preferred Stock equal to the intrinsic value of the BCF to additional paid-in capital. The Company is recording the accretion of the $2.5 million Series A Preferred Stock discount attributable to the BCF as a deemed dividend using the effective yield method over the period prior to the expected conversion date.

Note 9 — Stockholders' Equity

Common Stock Purchase Agreement

On October 24, 2019, the Company entered into a Common Stock Purchase Agreement with Ninteenth Investment Company LLC, an affiliate of Mubadala Investment Company PJSC (the “Purchaser”).  During the three and nine months ended September 30, 2021, the Company issued an additional 399 thousand and 798 thousand shares of Company common stock, respectively, to the Purchaser pursuant to the terms of the Common Stock Purchase Agreement.

At-the-Market Program

In August 2021, the Company entered into an at-the-market sales agreement with Virtu Americas LLC (“Virtu”) pursuant to which the Company may sell shares of Company common stock from time to time through Virtu acting as sales agent, for aggregate proceeds of up to $50 million.  During the three and nine months ended September 30, 2021, the Company sold approximately 0.1 million shares for proceeds of approximately $0.4 million.

Common Stock Warrants

During the three months ended September 30, 2021, Common Stock Warrants were exercised by certain holders of Series A Preferred Stock and Series B Preferred Stock.  In connection with the exercises of Common Stock Warrants, the Company issued an aggregate of approximately 1.5 million shares of Company common stock.

Note 10 — Net Loss Per Share

The following table (in thousands, except for loss per share) reconciles basic and diluted weighted average common shares outstanding for each of the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Weighted average common shares outstanding:
Basic	119,374	117,564	118,677	117,450
Dilutive unvested stock, convertible preferred stock, Common Stock Warrants and IPO Warrants	—	—	—	—
Diluted	119,374	117,564	118,677	117,450

Basic and diluted net loss per share attributable to common stockholders	$(0.03)	$(0.09)	$(0.23)	$(0.19)

Potentially dilutive securities not included in the diluted net loss per share computations because their effect would have been anti-dilutive were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Unvested stock (1)	1,831	848	1,581	993
Convertible preferred stock	34,095	16,869	29,174	16,386
Common Stock Warrants	2,510	1,979	2,486	1,972
IPO Warrants(2)	12,082	12,082	12,082	12,082
Total potentially dilutive common shares	50,518	31,778	45,323	31,433

(1)

Does not include 8.3 million shares for each of the three and nine months ended September 30, 2021 and 3.0 million shares for each of the three and nine months ended September 30, 2020, of unvested stock because the performance conditions had not yet been satisfied as of September 30, 2021 and 2020, respectively.

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

Note 11 — Share-based Compensation

We have granted shares of Company common stock, restricted Company common stock and restricted stock units to employees, consultants and non-employee directors under our 2017 Omnibus Incentive Plan, as amended (the “2017 Plan”).

Total share-based compensation consisted of the following (in thousands):

	Three months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Share-based compensation:
Equity awards	$(3,653)	$629	$(5,799)	$(606)
Liability awards	—	—	—	—
Total share-based compensation	(3,653)	629	(5,799)	(606)
Capitalized share-based compensation	944	211	228	(153)
Total share-based compensation expense	$(2,709)	$840	$(5,571)	$(759)

Note 12 — Income Taxes

Due to our cumulative loss position, we have established a full valuation allowance against our deferred tax assets at September 30, 2021 and December 31, 2020. Due to our full valuation allowance, we have not recorded a provision for federal or state income taxes during either of the three and nine months ended September 30, 2021 or 2020.

In response to the global pandemic related to COVID-19, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) on March 27, 2020 and the Consolidated Appropriations Act, 2021 (the “CAA”) on December 27, 2020. The CARES Act and the CAA provide numerous relief provisions for corporate taxpayers, including modification of the utilization limitations on NOLs, favorable expansions of the deduction for business interest expense under Internal Revenue Code Section 163(j), and the ability to accelerate timing of refundable alternative minimum tax credits. For the three and nine months ended September 30, 2021, there were no material tax impacts to our consolidated financial statements from the CARES Act, the CAA or other COVID-19 measures.  The Company continues to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and others.

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

Legal Proceedings

From time to time the Company may be subject to various claims and legal actions that arise in the ordinary course of business. As of  September 30, 2021, management is not aware of any claims or legal actions that, separately or in the aggregate, are likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows, although the Company cannot guarantee that a material adverse effect will not occur.

Note 14 — Recent Accounting Pronouncements

The following table provides a brief description of recent accounting standards that have not been adopted by the Company as of September 30, 2021:

Standard	Description	Expected Date of Adoption	Effect on our Consolidated Financial Statements or Other Significant Matters

ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in Entity's Own Equity

This standard simplifies the accounting for convertible instruments primarily by eliminating the existing cash conversion and beneficial conversion models within Subtopic 470-20, which will result in fewer embedded conversion options being accounted for separately from the host.  This standard also amends and simplifies the calculation of earnings per share relating to convertible instruments.

		January 1, 2022	We plan to adopt this standard using the modified retrospective approach. Preliminarily, we anticipate the adoption of ASU 2020-06 will not have an effect on our consolidated financial statements.

Note 15 — Subsequent Events

The Company has evaluated subsequent events through November 10, 2021, the date the financial statements were issued. Any material subsequent events that occurred during this time have been properly recognized and/or disclosed in these financial statements.

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

NEXT Carbon Solutions

On March 18, 2021, we announced the formation of NEXT Carbon Solutions that is expected to (i) develop one of the largest CCS projects in North America at the Terminal, (ii) advance proprietary processes to lower the cost of utilizing CCS technology, (iii) help other energy companies to reduce their greenhouse gas (“GHG”) emissions associated with the production, transportation, and use of natural gas, and (iv) generate high-quality, verifiable carbon offsets to support companies in their efforts to achieve net-zero emissions. NEXT Carbon Solutions’ CCS project is expected to reduce permitted CO2 emissions at the Terminal by more than 90 percent without major design changes to the Terminal.

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

For further descriptions of the Series C Preferred Stock, see Note 8 - Preferred Stock and Common Stock Warrants, and for additional details on the issuances of the Series C Preferred Stock and the transactions in connection therewith, please refer to our Current Reports on Form 8-K filed with the SEC on March 18, 2021, March 29, 2021 and August 2, 2021.

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

We have partnered with Mitsubishi Heavy Industries, an experienced developer of post-combustion carbon capture technology, to assist with the planned CCS project at the Terminal.

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

On April 28, 2021, Rio Grande extended the Effective Date to May 6, 2022.

At-the-Market Program

In August 2021, the Company entered into an at-the-market sales agreement with Virtu Americas LLC (“Virtu”) pursuant to which the Company may sell shares of Company common stock from time to time through Virtu acting as sales agent, for aggregate proceeds of up to $50 million.

Liquidity and Capital Resources

Capital Resources

We have funded and continue to fund the development of the Terminal, CCS project, and general working capital needs through our cash on hand and proceeds from the issuance of equity and equity-based securities.  Our capital resources consisted of approximately $36.7 million of cash and cash equivalents as of September 30, 2021.

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash for the periods presented (in thousands):

	Nine Months Ended
	September 30,
	2021	2020
Operating cash flows	$(12,252)	$(22,746)
Investing cash flows	(13,056)	23,306
Financing cash flows	39,443	14,637

Net increase in cash and cash equivalents	14,135	14,197
Cash and cash equivalents – beginning of period	22,608	15,736
Cash and cash equivalents – end of period	$36,743	$29,933

Operating Cash Flows

Operating cash outflows during the nine months ended September 30, 2021 and 2020 were $12.3 million and $22.7 million, respectively.  The decrease in operating cash outflows during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was due to reduced employee costs and lease costs among other actions taken in response to the COVID-19 pandemic.

Investing Cash Flows

Investing cash outflows during the nine months ended September 30, 2021 were $13.1 million and investing cash inflows during the nine months ended September 30, 2020 were $23.3 million. The investing cash outflows during the nine months ended September 30, 2021 were primarily the result of cash used in the development of the Terminal and CCS project of $13.1 million. The investing cash inflows during the nine months ended September 30, 2020 were primarily the result of the sale of  $62.0 million of investment securities partially offset by cash used in the development of the Terminal of $39.5 million.

Financing Cash Flows

Financing cash inflows during the nine months ended September 30, 2021 and 2020 were $39.4 million and $14.6 million, respectively. For the nine months ended September 30, 2021 financing cash inflows were primarily the result of proceeds from the sale of Series C Preferred Stock.  For the nine months ended September 30, 2020 financing cash inflows were primarily the result of $15.0 million of proceeds from the sale of Rio Bravo.

Pre-FID Liquidity

In 2021, we expect to incur $39 million on pre-FID development activities in support of the Terminal and the CCS project. Approximately $10 million and $27 million of these costs were incurred in the three and nine months ended September 30, 2021, respectively.

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

Results of Operations

The following table summarizes costs, expenses and other income for the periods indicated (in thousands):

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2021	2020	Change	2021	2020	Change
Revenues	$—	$—	$—	$—	$—	$—
General and administrative expense	2,937	5,069	(2,132)	10,840	16,582	(5,742)
Land option and lease expense	240	423	(183)	678	1,281	(603)
Depreciation expense	43	65	(22)	136	146	(10)
Operating loss	(3,220)	(5,557)	2,337	(11,654)	(18,009)	6,355
Gain (loss) on common stock warrant liabilities	4,442	(1,627)	6,069	(2,363)	6,147	(8,510)
Loss on redemption of investment securities	—	—	—	—	(412)	412
Interest income, net	—	7	(7)	2	241	(239)
Other	—	(1)	1	(1)	(17)	16
Net income (loss) attributable to NextDecade Corporation	1,222	(7,178)	8,400	(14,016)	(12,050)	(1,966)
Preferred stock dividends	(5,264)	(3,613)	(1,651)	(13,015)	(10,565)	(2,450)
Deemed dividends on Series A Convertible Preferred Stock	(16)	(16)	—	(47)	(113)	66
Net loss attributable to common stockholders	$(4,058)	$(10,807)	$6,749	$(27,078)	$(22,728)	$(4,350)

Our consolidated net loss was $4.1 million, or $0.03 per common share (basic and diluted), for the three months ended September 30, 2021 compared to a net loss of $10.8 million, or $0.09 per common share (basic and diluted), for the three months ended September 30, 2020.  The  $6.7 million decrease in net loss was primarily a result of a gain on common stock warrant liabilities and a  decrease in general and administrative expenses partially offset by an increase in preferred stock dividends.

Our consolidated net loss was $27.1 million, or $0.23 per common share (basic and diluted), for the nine months ended September 30, 2021 compared to a net loss of $22.7 million, or $0.19 per common share (basic and diluted), for the nine months ended September 30, 2020. The $4.4 million increase in net loss was primarily a result of an increase in the loss on common stock warrant liabilities and preferred stock dividends partially offset by a decrease in general and administrative expenses.

General and administrative expense during the three months ended September 30, 2021 decreased $2.1 million compared to the same period in 2020 primarily due to a decrease in share-based compensation expense of $3.5 million partially offset by increases in salaries and wages, professional fees, travel expenses, and IT and communications in the aggregate of $1.4 million. The increase in salaries and wages, professional fees, travel expense, and IT and communications is primarily due to additional head count added during 2021.

General and administrative expense during the nine months ended September 30, 2021 decreased $5.7 million compared to the same period in 2020 primarily due to decreases in share-based compensation expense, professional fees, travel expenses and IT and communications expenses in the aggregate of $7.0 million partially offset by an increase in salaries and wages of $1.2 million.

Gain (loss) on common stock warrant liabilities for the three and nine months ended September 30, 2021 and 2020 is primarily due to changes in the share price of Company common stock and an increase in the number of common stock warrants outstanding with the issuance of Series C Preferred Stock.

Preferred stock dividends for the three months ended September 30, 2021 of $5.3 million consisted of dividends paid-in kind with the issuance of 2,089 additional shares of Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), 1,993 additional shares of Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), and 1,159 additional shares of Series C Preferred Stock, compared to preferred stock dividends of $3.6 million for the three months ended September 30, 2020 that consisted of dividends paid-in kind with the issuance of 1,789 and 1,757 additional shares of Series A Preferred Stock and Series B Preferred Stock, respectively.

Preferred stock dividends for the nine months ended September 30, 2021 of $13.0 million consisted of dividends paid-in kind with the issuance of 6,045 additional shares of Series A Preferred Stock, 5,761  additional shares of Series B Preferred Stock and 1,159 additional shares of Series C Preferred Stock compared to preferred stock dividends of $10.6 million for the nine months ended September 30, 2020 that consisted of dividends paid-in kind with the issuance of 5,389 additional shares of Series A Preferred Stock and 5,135 additional shares of Series B Preferred Stock.

Deemed dividends on the Series A Preferred Stock for the three and nine months ended September 30, 2021 and 2020 represents the accretion of the beneficial conversion feature associated with the Series A Preferred Stock issued in the third quarter of 2018.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal quarter ended September 30, 2021. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2021, our disclosure controls and procedures were effective.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuances of Unregistered Securities

On July 7, 2021, pursuant to the terms of the Common Stock Purchase Agreement, dated as of October 24, 2019, by and between the Company and Ninteenth Investment Company LLC (“Ninteenth”), the Company issued 398,725 shares of Company common stock to Ninteenth.

During the three months ended September 30, 2021, the Company issued an aggregate of 1,485,198 shares of Company common stock to warrant holders who exercised outstanding warrants pursuant to the warrants’ cashless exercise provision. These warrants had an exercise price of $0.01 per share. The warrants were originally issued to purchasers of our Series A Preferred Stock and Series B Preferred Stock in August and September 2018.

All of the shares of Company common stock described in this Item 2 were issued in transactions exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof as transactions by an issuer not involving any public offering.

Purchases of Equity Securities by the Issuer

The following table summarizes stock repurchases for the three months ended September 30, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as a Part of Publicly Announced Plans	Maximum Number of Units That May Yet Be Purchased Under the Plans
July 2021	13,696	$4.00	—	—
August 2021	—	—	—	—
September 2021	30,270	2.76	—	—

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

NEXTDECADE CORPORATION

Date: November 10, 2021	By:	/s/ Matthew K. Schatzman
Matthew K. Schatzman
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2021	By:	/s/ Brent E. Wahl
Brent E. Wahl
Chief Financial Officer
(Principal Financial Officer)