Form 10-K
period 2021-12-31
NextDecade Corp.
filed 2022-03-28
CIK 1612720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.           ☐

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was approximately $109.0 million as of June 30, 2021 (based on the closing price of the registrant's common stock on June 30, 2021 of $4.13 per share).

123,355,700 shares of the registrant’s Common Stock, $0.0001 par value, were outstanding as of March 22, 2022.

Documents incorporated by reference: None.

NEXTDECADE CORPORATION

Organizational Structure

The following diagram depicts our abbreviated organizational structure as of December 31, 2021 with references to the names of certain entities discussed in this Annual Report.

Unless the context requires otherwise, references to “NextDecade,” the “Company,” “we,” “us” and “our” refer to NextDecade Corporation and its consolidated subsidiaries.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations and economic performance, are forward-looking statements. The words “anticipate,” “contemplate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “seek,” “may,” “might,” “will,” “would,” “could,” “should,” “can have,” “likely,” “continue,” “design,” “assume,” “budget,” “forecast” and other words and terms of similar expressions, are intended to identify forward-looking statements.

We have based these forward-looking statements on assumptions and analysis made by us in light of our current expectations, perceptions of historical trends, current conditions and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives and financial needs.

Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ from those expressed in our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements are subject to change and inherent risks and uncertainties, including those described in the section titled “Risk Factors” in this Annual Report on Form 10-K. You should consider our forward-looking statements in light of a number of factors that may cause actual results to vary from our forward-looking statements including, but not limited to:

•

our progress in the development of our liquefied natural gas (“LNG”) liquefaction and export project and any carbon capture and storage projects we may develop (“CCS projects”) and the timing of that progress;

•	the timing of achieving a final investment decision (“FID”) in the construction and operation of a 27 million tonne LNG export facility at the Port of Brownsville in southern Texas (the “Terminal”);

•	our reliance on third-party contractors to successfully complete the Terminal, the pipeline to supply gas to the Terminal and any CCS projects we develop;

•	our ability to develop our NEXT Carbon Solutions business through implementation of our CCS projects;

•	our ability to secure additional debt and equity financing in the future to complete the Terminal and other CCS projects on commercially acceptable terms and to continue as a going concern;

•	the accuracy of estimated costs for the Terminal and CCS projects;

•	our ability to achieve operational characteristics of the Terminal and CCS projects, when completed, including amounts of liquefaction capacities and amount of CO2 captured and stored, and any differences in such operational characteristics from our expectations;

•

the development risks, operational hazards and regulatory approvals applicable to our LNG and carbon capture and storage development, construction and operation activities and those of our third-party contractors and counterparties;

•	technological innovation which may lessen our anticipated competitive advantage or demand for our offerings;

•	the global demand for and price of LNG;

•	the availability of LNG vessels worldwide;

•	changes in legislation and regulations relating to the LNG and carbon capture industries, including environmental laws and regulations that impose significant compliance costs and liabilities;

•	scope of implementation of carbon pricing regimes aimed at reducing greenhouse gas emissions;

•	global development and maturation of emissions reduction credit markets;

•	adverse changes to existing or proposed carbon tax incentive regimes;

•	global pandemics, including the 2019 novel coronavirus (“COVID-19”) pandemic, the Russia-Ukraine conflict, other sources of volatility in the energy markets and their impact on our business and operating results, including any disruptions in our operations or development of the Terminal and the health and safety of our employees, and on our customers, the global economy and the demand for LNG or carbon capture;

•	risks related to doing business in and having counterparties in foreign countries;

•	our ability to maintain the listing of our securities on the Nasdaq Capital Market or another securities exchange or quotation medium;

•	changes adversely affecting the businesses in which we are engaged;

•	management of growth;

•	general economic conditions;

•	our ability to generate cash; and

•	the result of future financing efforts and applications for customary tax incentives.

Should one or more of the foregoing risks or uncertainties materialize in a way that negatively impacts us, or should the assumptions underlying our forward-looking statements prove incorrect, our actual results may vary materially from those anticipated in our forward-looking statements and, our business, financial condition and results of operations could be materially and adversely affected.

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

Part I

Item 1. Business

Our Formation

We were incorporated in Delaware on May 21, 2014, and were formed for the purpose of acquiring, through a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization, or other similar business combination, one or more businesses or entities. On July 24, 2017, one of our subsidiaries merged with and into NextDecade LLC, an LNG development company founded in 2010 to develop LNG export projects and associated pipelines.  Prior to the merger with NextDecade LLC, we had no operations and our assets consisted of cash proceeds received in connection with our initial public offering.

Our common stock trades on the Nasdaq Capital Market (“Nasdaq”) under the symbol “NEXT.”

Our warrants issued in connection with our initial public offering in 2015 (the “IPO Warrants”) trade on the OTC Pink Market under the symbol “NEXTW.”

Company Overview

We believe that natural gas in the form of LNG will play an important role in the energy transition, but its contribution to global greenhouse gas emissions must be reduced to an absolute minimum. Through our subsidiary Rio Grande, we are developing the Terminal, and we seek to minimize its associated emissions footprint by developing a CCS project at the Terminal (the “Terminal CCS project”), combined with using responsibly sourced natural gas and our pledge to use net-zero electricity.

We also believe reducing CO2 emissions from industrial facilities around the world is critical to realizing the Paris Agreement’s goal of limiting global warming compared to pre-industrial levels. We believe carbon capture and storage equipment and technology must be extensively implemented to achieve this goal, and through our subsidiary NEXT Carbon Solutions, we seek to deploy the proprietary carbon capture and storage processes that we have developed at industrial source facilities to reduce CO2 emission levels.

Our management is comprised of a team of industry leaders with extensive experience in the development of major projects. We have continued to focus our development activities on the Terminal and to undertake various initiatives to evaluate, design, and engineer the Terminal that we expect will result in demand for LNG supply, which would enable us to seek construction financing to develop the Terminal and have expanded into developing CCS projects through NEXT Carbon Solutions.

Rio Grande

Rio Grande is developing the Terminal on a 984-acre site in southern Texas.  The Terminal, in conjunction with the Terminal CCS Project is designed to offer competitively priced LNG in the global market while emitting what we believe to be a lower level of CO2 per million tonnes per annum (“mtpa”) of LNG produced than other LNG terminals currently in operation or under construction.

All necessary permits and approvals have been obtained, including the LNG terminal design and the ability to mobilize to site and perform full site preparation and test pilings, pending final FERC notice to proceed. The site has deep-water port access and is supported by area-wide marine infrastructure. The Terminal will deploy proven Air Products liquefaction technology and we intend to deploy carbon capture and storage technology to capture greater than 90 percent of facility CO2 emissions. Rio Grande has lump-sum separated turnkey contracts with Bechtel Oil, Gas and Chemicals, Inc. (“Bechtel”), the engineering, procurement and construction (“EPC”) contractor.  The Rio Bravo Pipeline (defined below) will connect the Terminal to the Agua Dulce supply area. The Agua Dulce supply area is supplied by significant natural gas resources in Texas, including the Permian Basin and Eagle Ford Shale.

Development Actions

On November 22, 2019, the Terminal received an order from the FERC (“the Order”) authorizing the siting, construction, and operation of six liquefaction trains, four LNG storage tanks (each with a capacity of 180,000 cubic meters (“m3”)), two marine jetties for ocean-going LNG vessels, one turning basin, and six truck loading bays for LNG and natural gas liquids and all associated facilities for the production of up to 27 mtpa of LNG for export.

The original front-end engineering and design for the Terminal was based on six LNG trains capable of producing 27 mtpa of LNG for export. The technologies that were selected and filed with the FERC in 2015 and 2016 evolved over the five-year permitting period; the individual LNG trains are now more efficient and will produce a greater volume of LNG with lower total CO2 emissions. Multiple optimizations have been identified that will enable delivery of the Terminal capable of producing 27 mtpa with just five LNG trains instead of six.

We expect the optimization to a five-train project to result in several environmental and community benefits when compared with our original six-train project, including (i) approximately 21 percent lower CO2 emissions (independent of the GHG emissions reductions enabled by the deployment of the Terminal CCS project), (ii) a shortened construction timeline for the full 27 mtpa project, (iii) reduced facility footprint, and (iv) reduction in roadway traffic.

Engineering, Procurement, and Construction

On May 24, 2019, Rio Grande entered into two lump-sum separated turnkey (“LSTK”) EPC agreements with Bechtel for the construction of (i) two LNG trains with expected aggregate production capacity up to approximately 11.74 mtpa, two 180,000m3 full containment LNG tanks, one marine loading berth, related utilities and facilities, and all related appurtenances thereto, together with certain additional work options (the “Trains 1 and 2 EPC Agreement”) and (ii) an LNG train with expected production capacity of up to approximately 5.87 mtpa, related utilities and facilities, and all related appurtenances  thereto (the “Train 3 EPC Agreement” and together with the Trains 1 and 2 EPC Agreement, the “EPC Agreements”).  As of December 31, 2021, we have issued six limited notices to proceed to Bechtel under the Trains 1 and 2 EPC Agreement.

Commercial

We are continuing commercial discussions with a variety of parties ranging from large utilities and state-sponsored enterprises to portfolio and multinational commodity interests. Leveraging the global relationships and extensive experience of our management team, we expect to sign long-term binding offtake commitments for substantially all of the Terminal’s capacity, or a subset of the total project liquefaction trains, as applicable, prior to a FID.

We believe the Terminal’s location will provide customers with access to low-cost natural gas from the Permian Basin and Eagle Ford Shale. We are focused on selling LNG to customers primarily through a “free on board” (“FOB”) model whereby a marketing affiliate would acquire feed gas, the Terminal would produce the LNG, and the title transfer would occur at the interface between the Terminal and the customer’s ship.

We offer multiple LNG pricing options and flexible contract tenors (from 10 – 20 years), meeting the evolving needs of our customers and maximizing our total addressable market.

In March 2019, we entered into a 20-year sale and purchase agreement (the “SPA”) with Shell NA LNG LLC (“Shell”) for the supply of two mtpa of LNG from the Terminal.  Pursuant to the SPA, Shell will purchase LNG on a FOB basis starting from the date the first liquefaction train of the Terminal that is commercially operable, with approximately three-quarters of the purchased LNG volume indexed to Brent and the remaining volume indexed to domestic United States gas indices, including Henry Hub. In the first quarter of 2020, the SPA became effective upon the conditions precedent in the SPA being satisfied or waived.  The SPA obligates Rio Grande to deliver the contracted volumes of LNG to Shell at the FOB delivery point, subject to the first liquefaction train at the Terminal being commercially operable.

Governmental Permits, Approvals and Authorizations

We are required to obtain governmental approvals and authorizations to implement our proposed business strategy, which includes the design, construction and operation of the Terminal and the export of LNG from the U.S. to foreign countries. The design, siting, construction and operation of LNG export terminals is a regulated activity and is subject to Section 3 of the Natural Gas Act (the "NGA"). Federal law has bifurcated regulatory jurisdiction of LNG export activities. The FERC has jurisdiction over the siting, construction and permitting of LNG export facilities. The DOE has jurisdiction over the import and export of the natural gas commodity, including natural gas in the form of LNG. The FERC also has jurisdiction over the siting, construction and operation of interstate natural gas pipelines under Section 7 of the NGA and regulates interstate pipelines’ rates and terms and conditions of service under Sections 4 and 5 of the NGA. In 2002, the FERC established a policy of not regulating the terms and conditions of service for LNG import or export facilities or requiring that LNG import or export facilities operate as “open access” facilities for all customers. The Energy Policy Act of 2005, which amended the NGA, codified this policy until January 1, 2015, and the FERC has not indicated that it intends to depart from its policy of not regulating the terms or conditions of service or requiring that LNG terminals operate on an open access basis.

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

We have obtained all major permits required to build the Terminal and export LNG, pending final FERC notice to proceed.

As indicated above, on November 22, 2019, we received the Order from FERC authorizing the siting, construction and operation of the Terminal.  On August 13, 2020, the FERC approved the change of the design for the Terminal from six trains to five trains. On September 22, 2021, RGLNG received the U.S. Army Corps of Engineers Permit issued under CWA Section 404/RHA – Section 10.

On September 7, 2016, Rio Grande obtained an authorization for export of LNG to countries with which the U.S. has a Free Trade Agreement (“FTA”) on its own behalf and as an agent for others for a term of 30 years. On February 10, 2020, the DOE issued its “Opinion and Order Granting Long-Term Authorization to Export Liquefied Natural Gas to Non-Free Trade Agreement Nations to Rio Grande" in DOE/FE Order No. 4492.  In addition, on October 21, 2020, the DOE issued its Order Extending Export Term for Authorization to Non-Free Trade Agreement Nations through December 31, 2050.

Following receipt of the Order, two requests for re-hearing were filed. One of those requests for rehearing also requested that the FERC stay the Order. On January 23, 2020, the FERC issued its Order on Rehearing and Stay in which the FERC rejected all challenges presented in the requests for rehearing and the request for stay of the Order.  The parties who filed the requests for re-hearing petitioned the U.S. Court of Appeals for the District of Columbia (“D.C. Circuit”) to review the Order and the order denying rehearing. On August 3, 2021, the D.C. Circuit denied all petitions, except for two technical issues dealing with environmental justice and GHG emissions, which were remanded to the FERC for further consideration.  The D.C. Circuit did so without vacatur, and accordingly, the Terminal's authorization from the FERC remains legally valid and enforceable.   A second appeal was also filed with the same court by the same parties, seeking a review of the FERC letter order amending the Order to account for the design change from six to five trains but the petitioners moved to voluntarily dismiss this appeal on August 23, 2021. A similar appeal is also pending in the U.S Court of Appeals for the Fifth Circuit in respect to the U.S. Army Corps of Engineers permit issued pursuant to Section 404 of the Clean Water Act.

On November 17, 2021, Rio Grande filed a Limited Amendment with the FERC, seeking authorization to incorporate carbon capture and storage systems, which would enable Rio Grande to voluntarily capture and sequester at least 90% of the CO2 generated at the Terminal.  Once captured, the CO2 will be transported via pipeline to an underground geologic formation permitted by the U.S. Environmental Protection Agency (“EPA”) and relevant Texas agencies via the existing underground injection control (“UIC”) Class VI permitting regime for geologic sequestration of CO2.

Gas Supply

The proposed Terminal site will be located near Brownsville, Texas, benefiting from close access to gas supply from the Permian Basin and Eagle Ford Shale. We expect to realize material benefits from providing our customers with access to these low-cost associated gas resources.

The Permian Basin offers one of the deepest inventories of economic natural gas resource in the world. According to Enverus, there are approximately 700 trillion cubic feet ("Tcf") of remaining natural gas resource in the Permian Basin and Eagle Ford Shale. Permian Basin economics are largely driven by the production of oil, such that producers must market their associated natural gas at any price in order to sustain oil production programs. Furthermore, major oil companies and independent shale producers have created extraordinary efficiencies and improvements, including extended lateral lengths and hydraulic fracturing technology, rig productivity, and reductions in operating and lifecycle costs, which will support economic development of these vast reserves. We believe the Permian Basin will produce very substantial quantities of low-cost natural gas for decades.

We began developing the Rio Bravo Pipeline (the “Pipeline”) to connect Rio Grande LNG to these low-cost associated gas reserves.  On March 2, 2020, we completed the sale of Rio Bravo Pipeline Company, LLC (“Rio Bravo”) to Spectra Energy Transmission II, LLC, a wholly owned subsidiary of Enbridge, Inc (“Enbridge”). Enbridge is continuing the development of the Pipeline.  In connection with the sale of Rio Bravo, our indirect, wholly owned subsidiary, Rio Grande LNG Gas Supply LLC (“Rio Grande Gas Supply”), entered into precedent agreements (the “Transportation Precedent Agreements”) with Rio Bravo and Valley Crossing Pipeline, LLC (“VCP”), pursuant to which Rio Grande Gas Supply will retain its rights to the natural gas firm transportation capacity on the Pipeline for a term of at least twenty years and Rio Bravo and VCP will provide pipeline transportation service to Rio Grande Gas Supply in order to supply natural gas to the Terminal.

Through the Transportation Precedent Agreements and the Pipeline’s projected interconnects with a combined receipt capacity of more than 10 billion cubic feet per day (“Bcf/d”), we believe that we will have supply flexibility needed to supply natural gas efficiently and reliably to the Terminal. The combination of increased production in the Permian and Eagle Ford, together with expanding takeaway capacity indicates that the Agua Dulce supply area, from which the Pipeline is proposed to be routed, is expected to become increasingly liquid and remain competitively priced to Henry Hub. We believe our proximity to two major gas reserves basins, increasing takeaway capacity in the area, a significant influx of production and infrastructure investment, as well as our existing contacts and discussions with some of the largest regional operators, represent key elements of a compelling feed gas strategy for partners and customers alike. We are continuing to advance substantive negotiations in these areas.

We estimate that development of the Permian and Eagle Ford basins will drive dry gas production in Texas to reach 36 Bcf/d by 2030, which will vastly exceed estimated domestic demand within Texas and exports to Mexico. Consequently, we believe new LNG projects will be needed to absorb large volumes of natural gas. To rebalance supply and demand, we estimate Texas may need 9.3 Bcf/d of incremental LNG export capacity by 2030, and at least 6.1 Bcf/d of incremental LNG FIDs, equivalent to 41 mtpa, may be needed within the next 12 months, to support expected Permian Basin and Eagle Ford Shale natural gas production growth.

NEXT Carbon Solutions

Carbon capture and storage (“CCS”) is the process of (i) capturing CO2 at the source, (ii) compressing the CO2 for transportation and (iii) injecting the compressed CO2 into deep rock formations at a safe site, where it is then monitored and permanently stored.  According to The World Resources Institute, the world currently emits more than 50 billion tonnes of greenhouse gas emissions annually. The Paris Agreement is a multilateral, binding agreement that brings nations together in a common cause to combat climate change and adapt to its effects. We believe that deploying CCS equipment and technology is key to achieving global de-carbonization, a goal of the Paris Agreement.

NEXT Carbon Solutions offers end-to-end CCS solutions for industrial facilities and power plants that produce CO2 that would otherwise be emitted. Leveraging our team’s years of engineering and project management experience, we have developed proprietary processes that lower the capital and operating costs of deploying CCS on industrial facilities. We expect to partner with customers to invest in the deployment of CCS to reduce and permanently store CO2 emissions.

Service Offerings and Potential Market

NEXT Carbon Solutions’ proprietary CCS processes use an absorption post-combustion CO2 removal system. Derived from extensive engineering efforts, our proprietary CCS processes are designed to generate the following benefits as compared to existing applications of carbon capture and storage processes:

•	Increase the efficiency of CO2 capture to an expected 95% of emissions generated from a source facility at full capacity;

•	Lower the cost (both capital and operating expenditures) of post-combustion carbon capture and storage;

•	Use proven technology and equipment to capture CO2 emissions at scale;

•	Reduce energy requirements;

•	Substantially reduce or, in some cases, eliminate consumption of fresh-water compared to post-combustion carbon capture technologies utilizing water to cool the flue gas; and

•	Reduce the land footprint.

Our proprietary CCS processes do not include new equipment or technology. We have developed novel applications of existing industrial-scale equipment to reduce the capital and operating expenditures associated with the CCS process applied at scale. These novel designs and processes represent the intellectual property of NEXT Carbon Solutions that includes patents and patents pending.  Consequently, NEXT Carbon Solutions is technology agnostic allowing its business to evolve with advancements in components of the CCS process while still maintaining its anticipated competitive advantages.

Our end-to-end CCS offering includes design, construction, operation, capture, transportation, and permanent geologic storage of captured CO2.

Each customer-specific CCS design represents a bespoke application of our proprietary CCS processes. Due to the unique operational aspects of each customer, we undertake preliminary front-end engineering and design activities in determining optimal designs for CCS integration with each source facility.

NEXT Carbon Solutions' marketing efforts target existing CO2 source facilities having emissions greater than one million tonnes of CO2 per annum and that are in close proximity of saline aquifer storage capacity.  We understand that there are more than 600 facilities in the United States alone that produce more than one million tonnes of CO2 per annum, representing a very robust addressable market.  We believe the optimal transportation and storage solution for our customers is a point-to-point solution, whereby, CO2 captured from a source facility is permanently stored in a dedicated saline aquifer storage site. Our analysis indicates that source emitters of greater than one million tonnes per annum are sufficient in size to support a point-to-point sequestration model and that there is more than sufficient saline aquifer storage to support our screening criteria.

Potential Sources of Value

Value to be derived from integrated deployment of CCS at a source facility include government incentives, such as the Internal Revenue Code Section 45Q tax credit, buildout and marketing of a portfolio of low cost, independently verified carbon credits, and additional sources of value associated with environmental, social, and corporate governance (“ESG”) premiums, blue product marketing, and, in certain potential commercial arrangements, increased market share earned by the source facility following CCS deployment.

We offer prospective customers a variety of commercial structures, aimed at providing sufficient flexibility to meet customers’ ESG goals, commercial desires, risk profiles and investing strategies. We also believe that certain of our prospective customers may have significant commercial upside due to improved competitive position resulting from a full integration of the source facility with CCS processes, and we will seek to share in this value creation when applicable. Further, we believe that a blend of cash flow streams, risk and reward profiles and contractual terms expected from a portfolio of projects would generate positive returns to our shareholders. NEXT Carbon Solutions will negotiate commercial terms with prospective customers on a case-by-case basis based on the unique characteristics of the relevant source facility.

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

NEXT Carbon Solutions will compete with other providers of CCS services, traditional original end manufacturers, EPC firms and midstream transportation and storage companies in offering CCS solutions.  Our competitors in the CCS space may have greater financial, technical and marketing resources than we currently possess.

Employees

As of December 31, 2021, we had 57 full-time employees and 4 independent contractors. We hire independent contractors on an as-needed basis and have no collective bargaining agreements with our employees.

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

Item 1A. Risk Factors

We are subject to uncertainties and risks due to the nature of the business activities we conduct. The following information describes certain uncertainties and risks that could affect our business, financial condition or results of operations or could cause actual results to differ materially from estimates or expectations contained in our forward-looking statements. This section does not describe all risks applicable to us, our industry or our business, and it is intended only as a summary of known material risks that are specific to us. We may experience additional risks and uncertainties not currently known to us or that we currently deem to be immaterial which may materially and adversely affect our business, financial condition and results of operations.

We are in the process of developing the Rio Grande LNG liquefaction and export project and several potential carbon capture and storage projects on industrial facilities, and the success of such projects is unpredictable; as such, positive cash flows and even revenues will be several years away, if they occur at all.

We are not expected to generate cash flow, or even obtain revenues, from our LNG liquefaction and export activities unless and until the Terminal is operational, which is expected to be at least four years away. Additionally, we do not expect to generate cash flow from our CCS projects until we install CCS systems on third-party industrial facilities. Accordingly, distributions to investors may be limited, delayed, or non-existent.

Our cash flow and consequently our ability to distribute earnings will be dependent upon our ability to complete the Terminal and implement CCS systems and generate cash and net operating income from operations. Rio Grande’s ability to complete the Terminal, as discussed further below, is dependent upon, among other things, our ability to obtain necessary regulatory approvals and raise the capital necessary to fund development of the Terminal. NEXT Carbon Solutions’ ability to install CCS systems at third-party industrial facilities, as discussed further below, is dependent on the development of front-end engineering and design (“FEED”) offerings and contracting with third parties to install CCS systems in their industrial facilities. We do not expect Rio Grande to generate any revenue until the completion of construction of the first phase of the Terminal or NEXT Carbon Solutions to generate any revenue until successful installation of CCS systems at third-party facilities. After the first phase of the Terminal is completed or our CCS systems are installed in third-party industrial facilities, financing and numerous other factors may reduce our cash flow. As a result, we may not make distributions of any amount or any distributions may be delayed.

We will be required to seek additional debt and equity financing in the future to complete the Terminal and the development of CCS projects and may not be able to secure such financing on acceptable terms, or at all.

Since we will be unable to generate any revenue while we are in the development and construction stages, which will be for multiple years with respect to the Terminal, we will need additional financing to provide the capital required to execute our business plan. We will need significant funding to develop and construct the Terminal and CCS projects as well as for working capital requirements and other operating and general corporate purposes.

There can be no assurance that we will be able to raise sufficient capital on acceptable terms, or at all. If sufficient capital is not available on satisfactory terms, we may be required to delay, scale back or eliminate the development of business opportunities, and our operations and financial condition may be adversely affected to a significant extent.

Debt financing, if obtained, may involve agreements that include liens on the Terminal or other assets and covenants limiting or restricting our ability to take specific actions, such as paying dividends or making distributions, incurring additional debt, acquiring or disposing of assets and increasing expenses. Debt financing would also be required to be repaid regardless of our operating results.

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

There is substantial doubt about our ability to continue as a going concern.

We have incurred operating losses since our inception and management expects operating losses and negative cash flows to continue for the foreseeable future and, as a result, we will require additional capital to fund our operations and execute our business plan. As of December 31, 2021, the Company had $25.6 million in cash and cash equivalents which are not sufficient to fund the Company's planned operations through one year after the date the consolidated financial statements are issued. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern. The analysis used to determine the Company's ability to continue as a going concern does not include cash sources outside of the Company's direct control that management expects to be available within the next twelve months.

Our ability to continue as a going concern is dependent upon our ability to obtain sufficient funding through additional debt or equity financing and to manage operating and overhead costs. There can be no assurance that we will be able to raise sufficient capital on acceptable or favorable terms to the Company, or at all.

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

We may engage in operations or make substantial commitments to and investments in, and enter into agreements with, counterparties located outside the U.S., which would expose us to political, governmental and economic instability and foreign currency exchange rate fluctuations.  We also may participate in global carbon capture credit markets to the extent those develop and become available to our CCS projects or their customers.

Any disruption caused by these factors could harm our business, results of operations, financial condition, liquidity and prospects. Risks associated with potential operations, commitments and investments outside of the U.S. include but are not limited to risks of:

•	currency exchange restrictions and currency fluctuations;

•	war or terrorist attack;

•	expropriation or nationalization of assets;

•	renegotiation or nullification of existing contracts or international trade arrangements;

•	changing political conditions;

•	macro-economic conditions impacting key markets and sources of supply;

•	changing laws and policies affecting trade, taxation, financial regulation, immigration, and investment, including laws and policies regarding the verification and trading of carbon capture credits;

•	the implementation of tariffs by the U.S. or foreign countries in which we do business;

•	duplicative taxation by different governments;

•	general hazards associated with the assertion of sovereignty over areas in which operations are conducted, transactions occur, or counterparties are located; and

•	the unexpected credit rating downgrade of countries in which our LNG customers are based.

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

Costs for the Terminal and CCS projects are subject to various factors.

Construction costs for the Terminal and CCS projects will be subject to various factors such as economic and market conditions, government policy, claims and litigation risk, competition, the final terms of any definitive agreement for services with EPC service providers, change orders, delays in construction, legal and regulatory requirements, unanticipated regulatory delays, site issues, increased component and material costs, escalation of labor costs, labor disputes, increased spending to maintain construction schedules and other factors. In particular, costs for the Terminal are expected to be substantially affected by:

•

global prices of nickel, steel, concrete, pipe, aluminum and other component parts of the Terminal or CCS projects and the contractual terms upon which our contractors are able to source and procure required materials;

•	any U.S. import tariffs or quotas on steel, aluminum, pipe or other component parts of the Terminal or CCS projects, which may raise the prices of certain materials used in the Terminal;

•	commodity and consumer prices (principally, natural gas, crude oil and fuels that compete with them in our target markets) on which our economic assumptions are based;

•	the exchange rate of the U.S. Dollar with other currencies;

•	changes in regulatory regimes in the U.S. and the countries to which we will be authorized to sell LNG;

•	changes in regulatory regimes in the U.S. and the countries that seek to develop and regulate a market for the trading of global carbon capture credits;

•	levels of competition in the U.S. and worldwide;

•	changes in the tax regimes in the countries to which we sell LNG or in which we operate;

•	cost inflation relating to the personnel, materials and equipment used in our operations;

•	delays caused by events of force majeure or unforeseeable climatic events;

•	interest rates; and

•	synergy benefits associated with the development of multiple phases of the Terminal using identical design and construction philosophies.

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

Our business will be subject to extensive federal, state and local regulations and laws, including regulations and restrictions on discharges and releases to the air, land and water and the handling, storage and disposal of hazardous materials and wastes in connection with the development, construction and operation of the Terminal.  Failure to comply with these regulations and laws could result in the imposition of administrative, civil and criminal sanctions.

These regulations and laws, which include the Clean Air Act, the Oil Pollution Act, the Clean Water Act and the Resource Conservation and Recovery Act, and analogous state and local laws and regulations, will restrict, prohibit or otherwise regulate the types, quantities and concentration of substances that can be released into the environment in connection with the construction and operation of our facilities. Additionally, these regulations and laws, including the National Environmental Policy Act, will require and have required us to obtain and maintain permits, with respect to our facilities, prepare environmental impact assessments, provide governmental authorities with access to our facilities for inspection and provide reports related to compliance. Violation of these laws and regulations could lead to substantial liabilities, fines and penalties, the denial or revocation of permits necessary for our operations, governmental orders to shut down our facilities or to capital expenditures related to pollution control or remediation equipment that could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects. Federal and state laws impose liability, without regard to fault or the lawfulness of the original conduct, for the release of certain types or quantities of hazardous substances into the environment. As the owner and operator of the Terminal and CCS systems, we could be liable for the costs of cleaning up hazardous substances released into the environment and for damage to natural resources.

In addition, future federal, state and local legislation and regulations, such as regulations regarding greenhouse gas emissions, the transportation of LNG, and the sequestration of carbon dioxide may impose unforeseen burdens and increased costs on our business that could have a material adverse effect on our financial results. As an international shipper of LNG, our operations could also be impacted by environmental laws applicable under international treaties or foreign jurisdictions.

Increasing attention to environmental, social and governance matters may impact our business, financial results or stock price and climate change concerns may pose challenges to our operating model.

In recent years, increasing attention has been given to corporate activities related to environmental, social and governance matters in public discourse and the investment community. A number of advocacy groups, both domestically and internationally, have campaigned for governmental and private action to promote change at public companies related to ESG matters, including through the investment and voting practices of investment advisers, public pension funds, universities and other members of the investing community. These activities include increasing attention and demands for action related to climate change, promoting the use of substitutes to fossil fuel products, and encouraging the divestment of companies in the fossil fuel industry. These activities could negatively impact negotiations with potential customers, reduce demand for our products, reduce our profits, increase the potential for investigations and litigation, impair our brand and have negative impacts on the price of our common stock and access to capital markets.

In October 2020, we announced that we have developed proprietary CCS processes, which we intend to deploy at the Terminal to significantly reduce its expected CO2 emissions. However, the Terminal CCS project may ultimately be unsuccessful or, even if successful, may not satisfy the demands or expectations of certain members of the investing community focused on ESG matters.

In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings systems for evaluating companies on their approach to ESG matters. These ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings may lead to increased negative investor sentiment toward us and our industry and to the diversion of investment to other industries, which could have a negative impact on our stock price and our access to and costs of capital.

Changes in legislation and regulations or interpretations thereof, such as those relating to the importation and exportation of LNG and incentives for reduction of emissions, could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects and could cause additional expenditures and delays in connection with the Terminal and CCS projects and their construction.

The laws, rules and regulations applicable to our business, including federal agencies’ interpretations of and policies under such laws rules and regulations, are subject to change, either through new or modified regulations enacted on the federal, state or local level or by a change in policy of the agencies charged with enforcing such regulations. For example, the provisions of the Energy Policy Act of 2005 that codified the FERC’s policy of not regulating the terms and conditions of service for LNG import or export facilities expired in 2015. Although the FERC has not indicated that it intends to depart from this policy, there can be no assurance it will not do so in the future. The nature and extent of any changes in these laws, rules, regulations and policies may be unpredictable and may have material effects on our business. Future legislation and regulations or changes in existing legislation and regulations, or interpretations thereof, such as those relating to (i)  the liquefaction, storage, or regasification of LNG, or its transportation, and (ii) the capture of CO2, its transportation and sequestration, could cause additional expenditures, restrictions and delays in connection with our operations as well as other future projects, the extent of which cannot be predicted and which may require us to limit substantially, delay or cease operations in some circumstances. Revised, reinterpreted or additional laws and regulations that result in increased compliance costs or additional operating costs and restrictions could have an adverse effect on our business, the ability to expand our business, including into new markets, results of operations, financial condition, liquidity and prospects.

In addition, our CCS systems may benefit from federal, state and local governmental incentives, mandates or other programs promoting the reduction of emissions. Any changes to or termination of these programs could reduce demand for our CCS systems, impair our ability to obtain financing, and adversely impact our business, financial condition and results of operations.

We will be dependent on third-party contractors for the successful completion of the Terminal and CCS projects, and these contractors may be unable to complete the Terminal or CCS projects or may build a non-conforming Terminal or CCS projects.

The construction of the Terminal is expected to take several years, will be confined to a limited geographic area and could be subject to delays, cost overruns, labor disputes and other factors that could adversely affect financial performance or impair our ability to execute our scheduled business plan.

Timely and cost-effective completion of the Terminal and our CCS projects in conformity with agreed-upon specifications will be highly dependent upon the performance of third-party contractors pursuant to their agreements. However, with respect to CCS projects, we have not yet entered into definitive agreements with certain of the contractors, advisors and consultants necessary for the development and construction of each CCS project. We may not be able to successfully enter into such construction agreements on terms or at prices that are acceptable to us.

Further, faulty construction that does not conform to our design and quality standards may have an adverse effect on our business, results of operations, financial condition and prospects. For example, improper equipment installation may lead to a shortened life of our equipment, increased operations and maintenance costs or a reduced availability or production capacity of the affected facility. The ability of our third-party contractors to perform successfully under any agreements to be entered into is dependent on a number of factors, including force majeure events and such contractors’ ability to:

•

design, engineer and receive critical components and equipment necessary for the Terminal and CCS projects to operate in accordance with specifications and address any start-up and operational issues that may arise in connection with the commencement of commercial operations;

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

Furthermore, we may have disagreements with our third-party contractors about different elements of the construction process, which could lead to the assertion of rights and remedies under the related contracts, resulting in a contractor’s unwillingness to perform further work on the relevant project. We may also face difficulties in commissioning a newly constructed facility at the Terminal. Any of the foregoing issues or significant project delays in the development or construction of the Terminal and, to the extent applicable, CCS projects could materially and adversely affect our business, results of operations, financial condition and prospects.

Our ability to generate cash is substantially dependent upon us entering into satisfactory contracts with third parties and the performance of those third parties under those contracts.

We have not yet entered into, and may never be able to enter into, satisfactory commercial arrangements with additional customers for products and services from the Terminal and third-parties desiring to install our CCS systems in their industrial facilities. We also have not entered into, and may never be able to enter into, satisfactory commercial arrangements with third-party suppliers of feedstock or other required supplies to the Terminal.

Our business strategy regarding how and when the Terminal’s export capacity or, LNG produced by the Terminal, or CCS systems are marketed may change based on market factors. Without limitation, our business strategy may change due to inability to enter into agreements with customers or based on our or market participants’ views regarding future supply and demand of LNG, prices, available worldwide natural gas liquefaction capacity or regasification capacity, the availability and efficiency of a market for carbon capture credits or other factors. If efforts to market the Terminal’s export capacity, LNG produced by the Terminal, or our CCS systems are not successful, our business, results of operations, financial condition and prospects may be materially and adversely affected.

Our exposure to the performance and credit risks of counterparties may adversely affect our operating results, liquidity and access to financing.

Our operations involve our entering into various construction, purchase and sale, supply and other transactions with numerous third parties. In such arrangements, we will be exposed to the performance and credit risks of our counterparties, including the risk that one or more counterparties fail to perform their obligations under the applicable agreement. Some of these risks may increase during periods of commodity price volatility. In some cases, we will be dependent on a single counterparty or a small group of counterparties, all of whom may be similarly affected by changes in economic and other conditions. These risks include, but are not limited to, risks related to the construction discussed above in “We will be dependent on third-party contractors for the successful completion of the Terminal or CCS projects, and these contractors may be unable to complete the Terminal and CCS projects or may build a non-conforming Terminal or CCS projects.” Defaults by suppliers, customers and other counterparties may adversely affect our operating results, liquidity and access to financing.

Our construction and operations activities will be subject to a number of development risks, operational hazards, regulatory approvals and other risks which may not be fully covered by insurance, and which could cause cost overruns and delays that could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.

Siting, development and construction of the Terminal and CCS projects will be subject to the risks of delay or cost overruns inherent in any construction project resulting from numerous factors, including, but not limited to, the following:

•	difficulties or delays in obtaining, or failure to obtain, sufficient debt or equity financing on reasonable terms;

•	failure to obtain all necessary government and third-party permits, approvals and licenses for the construction and operation of the Terminal and CCS projects;

•	failure to obtain commercial agreements that generate sufficient revenue to support the financing and construction of the Terminal or CCS projects;

•	difficulties in engaging qualified contractors necessary to the construction of the contemplated Terminal or CCS projects;

•	shortages of equipment, materials or skilled labor;

•	natural disasters and catastrophes, such as hurricanes, explosions, fires, floods, industrial accidents and terrorism;

•	delays in the delivery of ordered materials;

•	work stoppages and labor disputes;

•	competition with other domestic and international LNG export terminals;

•

unanticipated changes in domestic and international market demand for and supply of natural gas and LNG, which will depend in part on supplies of and prices for alternative energy sources and the discovery of new sources of natural resources;

•	insufficiency in domestic and international market demand for verified carbon capture credits;

•	unexpected or unanticipated additional improvements; and

•	adverse general economic conditions.

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

Terminal operations will be subject to all of the hazards inherent in the receipt and processing of natural gas to LNG, and associated short-term storage including:

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

Due to the scale of the Terminal, we may encounter capacity limits in insurance markets, thereby limiting our ability to economically obtain insurance with our desired level of coverage limits and terms. With respect to the Terminal or CCS projects, we may elect not to obtain insurance for any or all of these risks if we believe that the cost of available insurance is excessive relative to the risks presented. In addition, contractual liabilities and pollution and environmental risks generally are not fully insurable. The occurrence of an event that is not fully covered by insurance could have a material adverse effect on our business, financial condition and results of operations.

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

Our success will depend on our ability to create and maintain a competitive position in the natural gas liquefaction and carbon capture and storage industries. We do not have any exclusive rights to any of the liquefaction technologies that we will be utilizing in the Terminal. In addition, the LNG technology we anticipate using in the Terminal may face competition due to the technological advances of other companies or solutions, including more efficient and cost-effective processes or entirely different approaches developed by one or more of our competitors or others. Although we have applied for and obtained patents relating to our CCS processes and rely on other procedures to protect our intellectual property, we may be unable to prevent third parties from utilizing our intellectual property; see “— We depend on our intellectual property for our CCS projects, and our failure to protect that intellectual property could adversely affect the future growth and success of our CCS business.”

Continuing technological changes in the market for carbon capture solutions could make our CCS projects less competitive or obsolete, either generally or for particular applications. Our future success will depend upon our ability to develop and introduce a variety of new capabilities and enhancements to our CCS offerings to address the changing needs of the carbon capture markets. Delays in introducing enhancements, the failure to choose correctly among technical alternatives or the failure to offer innovative products or enhancements at competitive prices may cause existing and potential customers to utilize competing projects or solutions.

We depend on our intellectual property for our CCS projects, and our failure to protect that intellectual property could adversely affect the future growth and success of our CCS business.

We rely on a combination of internal procedures, nondisclosure agreements, licenses, patents, trademarks and copyright law to protect our intellectual property and know-how. Our intellectual property rights may not be successfully asserted in the future or may be invalidated, circumvented or challenged. For example, we frequently explore and evaluate potential relationships and projects with other parties, which often require that we provide the potential partner with confidential technical information.

While confidentiality agreements are typically put in place, there is a risk the potential partner could violate the confidentiality agreement and use our technical information for its own benefit or the benefit of others or compromise the confidentiality. We have applied for and obtained some U.S. patents and will continue to evaluate the registration of additional patents, as appropriate. We cannot guarantee that any of our pending applications will be approved. Moreover, even if the applications are approved, third parties may seek to oppose or otherwise challenge them. A failure to obtain registrations in the United States or elsewhere could limit our ability to protect our proprietary processes and could impede our business. Further, the protection of our intellectual property may require expensive investment in protracted litigation and the investment of substantial management time and there is no assurance we ultimately would prevail or that a successful outcome would lead to an economic benefit that is greater than the investment in the litigation.

In addition, we may be unable to prevent third parties from using our intellectual property rights and know-how without our authorization or from independently developing intellectual property that is the same as or similar to ours. The unauthorized use of our know-how by third parties could reduce or eliminate any competitive advantage we have developed, cause us to lose sales or otherwise harm our CCS business or increase our expenses as we attempt to enforce our rights.

Failure of exported LNG to be a competitive source of energy for international markets could adversely affect our customers and could materially and adversely affect our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

Operations of the Terminal will be dependent upon our ability to deliver LNG supplies from the U.S., which is primarily dependent upon LNG being a competitive source of energy internationally. The success of the Terminal is dependent, in part, on the extent to which LNG can, for significant periods and in significant volumes, be supplied from North America and delivered to international markets at a lower cost than the cost of alternative energy sources. Through the use of improved exploration technologies, additional sources of natural gas may be discovered outside the U.S., which could increase the available supply of natural gas outside the U.S. and could result in natural gas in those markets being available at a lower cost than that of LNG exported to those markets.

Additionally, the Terminal will be subject to the risk of LNG price competition at times when we need to replace any existing LNG sale and purchase contract, whether due to natural expiration, default or otherwise, or enter into new LNG sale and purchase contracts. Factors relating to competition may prevent us from entering into a new or replacement LNG sale and purchase contract on economically comparable terms as prior LNG sale and purchase contracts, or at all. Factors which may negatively affect potential demand for LNG from our liquefaction projects are diverse and include, among others:

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

Further, the development of the Terminal takes a substantial amount of time, requires significant capital investment, may be delayed by unforeseen and uncontrollable factors and is dependent on our financial viability and ability to market LNG internationally.

The reduction or elimination of government incentives could adversely affect our business, financial condition, future results and cash flows.

We expect our CCS projects, following successful construction and deployment, to generate revenue from a combination of sources, including fees from source facilities, government incentives and carbon credits. Government incentives include federal income tax credits under Section 45Q of the Internal Revenue Code, which currently provides a federal income tax credit per MT of carbon captured and permanently stored. The availability of these government incentives have a significant effect on the economics and viability of our CCS projects, and any reduction or elimination of such incentives could adversely affect the growth of our CCS business, our financial condition and our future results.

We may not be able to utilize any future federal income tax credits.

Our LNG and CCS activities are in the development stage and have not historically generated any revenue; consequently, as of December 31, 2021, we had significant deferred tax assets primarily resulting from net operating losses for federal income tax purposes. See Note 13 – Income Taxes in Notes to Consolidated Financial Statements. Any federal income tax credits that we become entitled to under Section 45Q or a successor provision will increase our net operating losses until such time as we generate taxable income that such federal income tax credits may be used to offset.  There is no assurance that we will generate taxable income or otherwise be able to monetize the value represented by these federal income tax credits.

Carbon credit markets may not develop as quickly or efficiently as we anticipate or at all.

The continued development of global carbon credit marketplaces will be crucial for the successful deployment of our CCS processes, as we expect carbon credits to be a significant source of future revenue. The efficiency of the voluntary carbon credit market is currently affected by several concerns, including insufficiency of demand, the risk that reduction credits could be counted multiple times and a lack of standardization of credit verification. Delayed development of global carbon credit market could negatively impact the commercial viability of our CCS projects and could limit the growth of the business and adversely impact our financial condition and future results.

Competition in the industries in which we operate is intense, and some of our competitors have greater financial, technological and other resources.

We plan to operate in the highly competitive area of LNG production and face intense competition from independent, technology-driven companies as well as from both major and other independent oil and natural gas companies and utilities.

Many competing companies have secured access to, or are pursuing development or acquisition of, LNG facilities and deployment of carbon capture processes in North America. We may face competition from major energy companies and others in pursuing our proposed business strategy. Some of these competitors have longer operating histories, more development experience, greater name recognition, superior tax incentives, more employees and substantially greater financial, technical and marketing resources than we currently possess. NEXT Carbon Solutions will compete with other providers of CCS services, traditional original end manufactururers, EPC firms and midstream transportation and storage companies in offering CCS solutions.  Our competitors in the CCS space may have greater financial, technical and marketing resources than we currently possess.  The superior resources that some of these competitors have available for deployment could allow them to compete successfully against us, which could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.

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

We will rely on third-party engineers to estimate the future capacity ratings and performance capabilities of the Terminal and CCS projects, and these estimates may prove to be inaccurate.

We will rely on third parties for the design and engineering services underlying our estimates of the future capacity ratings and performance capabilities of the Terminal and CCS projects. Any of such facilities, when constructed, may not have the capacity ratings and performance capabilities that we intend or estimate. Failure of any of our facilities to achieve our intended capacity ratings and performance capabilities could prevent us from achieving the commercial start dates or otherwise impact the generation of revenue under our future commercial agreements and could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

Cyberattacks targeting systems and infrastructure used in our business may adversely impact our operations.

We depend on digital technology in many aspects of our business, including the processing and recording of financial and operating data, analysis of information, and communications with our employees and third parties. Cyberattacks on our systems and those of third-party vendors and other counterparties occur frequently and have grown in sophistication. A successful cyberattack on us or a vendor or other counterparty could have a variety of adverse consequences, including theft of proprietary or commercially sensitive information, data corruption, interruption in communications, disruptions to our existing or planned activities or transactions, and damage to third parties, any of which could have a material adverse impact on us. Further, as cyberattacks continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerabilities to cyberattacks.

Terrorist attacks, including cyberterrorism, or military campaigns involving us or our projects could result in delays in, or cancellation of, construction or closure of the project.

A terrorist or military incident involving the Terminal or any industrial facility that hosts a CCS project may result in delays in, or cancellation of, construction of the Terminal and the relevant CCS project, which would increase our costs and prevent us from obtaining expected cash flows. A terrorist incident could also result in temporary or permanent closure of the Terminal or such host industrial facility, which could increase costs and decrease cash flows, depending on the duration of the closure. Operations at the Terminal and CCS projects could also become subject to increased governmental scrutiny that may result in additional security measures at a significant incremental cost. In addition, the threat of terrorism and the impact of military campaigns may lead to continued volatility in prices for natural gas that could adversely affect our business and customers, including the ability of our suppliers or customers to satisfy their respective obligations under our commercial agreements. Instability in the financial markets as a result of terrorism, including cyberterrorism, or war could also materially adversely affect our ability to raise capital. The continuation of these developments may subject our construction and operations to increased risks, as well as increased costs, and, depending on their ultimate magnitude, could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

The operation of the Terminal and any CCS project may be subject to significant operating hazards and uninsured risks, one or more of which may create significant liabilities and losses that could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.

The plan of operations for the Terminal is subject to the inherent risks associated with LNG operations, including explosions, pollution, release of toxic substances, fires, hurricanes and other adverse weather conditions, and other hazards, each of which could result in significant delays in commencement or interruptions of operations and/or result in damage to or destruction of the Terminal and assets or damage to persons and property.  These risks may similarly affect CCS projects and their host facilities.

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

Some local communities and/or environmental groups could perceive the proposed construction and operation of the Terminal as negatively impacting the environment, wildlife, cultural heritage sites or the public health of residents. Objections from local communities or environmental groups could cause delays, limit access to or increase the cost of construction capital, cause reputational damage and impede us in obtaining or renewing permits.  For instance, environmental activists have attempted to intervene in the permitting process of the Terminal and persuade regulators to deny necessary permits or seek to overturn permits that have been issued. These third-party actions can materially increase the costs and cause delays in the permitting process and could cause us to not proceed with the development of the Terminal.

The Terminal will be dependent on the availability of gas supply at the Agua Dulce supply area.

The Pipeline is expected to collect and transport natural gas to the Terminal. The header system at the upstream end of the Pipeline is expected to have multiple interconnects to the existing natural gas pipeline grid located in the Agua Dulce supply area (the “Agua Dulce Hub”). The Agua Dulce Hub includes deliveries from, but not limited to, ConocoPhillips' 1,100-mile South Texas intrastate and gas gathering pipeline system and ExxonMobil’s 925 MMcf/d King Ranch processing facility. As the Pipeline system interconnects are expected to be relatively close to the Agua Dulce Hub, it is expected that gas will be available for purchase in large volumes at commercially acceptable prices. Nonetheless, disruptions in upstream supply sources or increased market demand could impact the availability of gas supply to the Pipeline header system, which would result in curtailments at the Terminal.

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

Litigation could expose us to significant costs and adversely affect our business, financial condition, and results of operations.

We are, or may become, party to various lawsuits, arbitrations, mediations, regulatory proceedings and claims, which may include lawsuits, arbitrations, mediations, regulatory proceedings or claims relating to commercial liability, product recalls, product liability, product claims, employment matters, environmental matters, breach of contract, intellectual property, indemnification, stockholder suits, derivative actions or other aspects of our business.

Litigation (including the other types of proceedings identified above) is inherently unpredictable, and although we may believe we have meaningful defenses in these matters, we may incur judgments or enter into settlements of claims that could have a material adverse effect on our business, financial condition, and results of operations. The costs of responding to or defending litigation may be significant and may divert the attention of management away from our strategic objectives. There may also be adverse publicity associated with litigation that may decrease customer confidence in our business or our management, regardless of whether the allegations are valid or whether we are ultimately found liable.

The COVID-19 pandemic, Russia-Ukraine conflict and other sources of volatility in the energy markets may materially and adversely affect our business, financial condition, operating results, cash flow, liquidity and prospects, including our efforts to reach a final investment decision with respect to the Terminal.

The COVID-19 pandemic has resulted in significant disruption globally. Actions taken by various governmental authorities, individuals and companies around the world to prevent the spread of COVID-19 have restricted travel, business operations, and the overall level of individual movement and in-person interaction across the globe. Furthermore, the impact of the pandemic, including its effect on the demand for natural gas, led to significant global economic contraction generally and in our industry in particular. Prospects for the development and financing of the Terminal are based in part on factors including global economic conditions that have been, and are likely to continue to be, adversely affected by the COVID-19 pandemic.

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

In February 2022, Russia, one of the world’s largest producers of natural gas, launched an invasion of Ukraine. These actions resulted in a number of countries, including the United States and members of the European Union, announcing sanctions against Russia. Additionally, Germany halted the Nord Stream 2 gas pipeline project, which was built to provide 55 billion cubic meters of natural gas to Europe annually. The current geopolitical climate in Europe is unstable and conflict may further escalate. While it is difficult to anticipate the impact the sanctions announced to date may have on our operations, any further sanctions imposed or actions taken by the U.S. or other countries, and any retaliatory measures by Russia in response, such as restrictions on energy supplies from Russia to countries in the region, could have a significant and uncertain impact on the natural gas industry.

A sustained disruption in the capital markets from the COVID-19 pandemic or the Russia-Ukraine conflict, specifically with respect to the energy industry, could negatively impact our ability to raise capital. In the past, we have financed our operations by the issuance of equity and equity-based securities. However, we cannot predict when macro-economic disruption stemming from COVID-19 or outbreaks of variants of the virus or geopolitical uncertainty may occur. This macro-economic disruption may disrupt our ability to raise additional capital to finance our operations in the future, which could materially and adversely affect our business, financial condition and prospects, and could ultimately cause our business to fail.

The COVID-19 pandemic and Russia-Ukraine conflict may also have the effect of heightening many of the other risks described in this Annual Report on Form 10-K, such as risks related to the development of the CCS projects and the Terminal, including postponement in making a positive FID in the Terminal, doing business in foreign countries, obtaining governmental approvals, and exported LNG remaining a competitive source of energy for international markets, global demand for and price of natural gas, and fluctuation in the price of our common stock.

The extent to which COVID-19 ultimately impacts our business, results of operations and financial condition depends on future developments, which are uncertain and cannot be predicted, including, but not limited to, the duration and spread of COVID-19, its severity, the actions to contain COVID-19 or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.  Additionally, the ultimate outcome of Russia’s invasion of Ukraine, including resulting tensions among the United States, North Atlantic Treaty Organization and Russia, disruption to the production and supply of natural gas throughout Europe, cyberwarfare and economic instability, could impact our operations or disrupt our ability to access the capital markets.  The duration of the impact of the COVID-19 pandemic and the Russia-Ukraine conflict is uncertain, and we may continue to experience materially adverse impacts to our business as a result of their global economic impact, including any recession that has occurred or may occur in the future, and lasting effects on the price of natural gas.

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

•

sales of a high volume of shares of our common stock by our stockholders (including sales by our directors, executive officers, and other employees) or the perception or expectation that such sales may occur;

•	short sales, hedging, and other derivative transactions on shares of our common stock;

•	the volume of shares of our common stock available for public sale;

•	operating and stock price performance of companies that investors deem comparable to us;

•	events affecting other companies that the market deems comparable to us;

•	changes in government regulation or proposals applicable to us;

•	actual or potential non-performance by any customer or a counterparty under any agreement;

•	announcements made by us or our competitors of significant contracts;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	general conditions in the industries in which we operate;

•	general economic conditions; and

•	the failure of securities analysts to cover our common stock or changes in financial or other estimates by analysts.

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

Our authorized capital consists of 480,000,000 shares of common stock and 1,000,000 shares of preferred stock. Our preferred stock may be designated into series pursuant to authority granted by our Second Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), and on approval from our board of directors (the “Board of Directors” or “Board”). 166,364 shares of preferred stock have been designated as Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), 166,364 shares of preferred stock have been designated as Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), and 166,364 shares of preferred stock have been designated as Series C Convertible Preferred Stock, par value $0.0001 per share (the “Series C Preferred Stock” and together with the Series A Preferred Stock and Series B Preferred Stock, the “Convertible Preferred Stock”), in each case which are convertible into shares of common stock upon the occurrence of certain events. The Board of Directors, without any action by our common stockholders, may designate and issue additional shares of preferred stock in such classes or series as it deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights, subject to the limitations of the Convertible Preferred Stock as further described in the risk factor titled “Holders of the Convertible Preferred Stock have certain voting and other rights that may adversely affect holders of our common stock, and the holders of Convertible Preferred Stock may have different interests from and vote their shares in a manner deemed adverse to, holders of our common stock.” The rights of holders of other classes or series of stock that may be issued could be superior to the rights of holders of our common stock. The designation and issuance of shares of capital stock having preferential rights could adversely affect other rights appurtenant to shares of our common stock.

The dividend, liquidation, and redemption rights of the holders of the Convertible Preferred Stock may adversely affect our financial position and the rights of the holders of our common stock.

At March 22, 2022, we had 75,938 shares of Series A Preferred Stock, 72,556 shares of Series B Preferred Stock, and 54,587 shares of Series C Preferred Stock outstanding. The shares of Convertible Preferred Stock bear dividends at a rate of 12% per annum, which are cumulative and accrue daily from the date of issuance on the $1,000 stated value.  Such dividends are payable quarterly and may be paid in cash or in-kind. No dividends may be paid to holders of our common stock while accumulated dividends remain unpaid on the Convertible Preferred Stock.

Further, we are required, on the earlier of (i) ten (10) business days following a FID Event (as defined in the certificates of designations of the Convertible Preferred Stock) and (ii) the date that is the tenth (10th) anniversary of the closings of the issuances of the Convertible Preferred Stock, as applicable, to convert all of the (i) the Series A Preferred Stock into shares of Company common stock at a conversion price of $6.53 per share of Company common stock, (ii) the Series B Preferred Stock into shares of Company common stock at a conversion price of $6.57 per share of Company common stock and (iii) the Series C Preferred Stock into shares of Company common stock at a weighted average conversion price of $3.28 per share of Company common stock. The conversion of the Convertible Preferred Stock would directly dilute the holders of our common stock. In the event we are liquidated while shares of Convertible Preferred Stock are outstanding, holders of Convertible Preferred Stock will be entitled to receive a preferred liquidation distribution, plus any accumulated and unpaid dividends, before holders of our common stock receive any distributions.

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

Our largest stockholders will substantially influence our Company for the foreseeable future, including the outcome of matters requiring shareholder approval, and such control may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

As of March 22, 2022, affiliates of York Capital Management, L.P., Valinor Capital Partners, L.P. Bardin Hill Investment Partners LP and Ninteenth Investment Company (collectively, the “Funds”) beneficially own, in the aggregate, approximately 62% of the combined voting power of our outstanding shares of preferred stock and common stock. Additionally, three members of our Board of Directors are affiliated with certain of the Funds. As a result, the Funds have the ability to influence the election of our directors and the outcome of corporate actions requiring shareholder approval, such as: (i) a merger or a sale of our Company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our articles of incorporation and bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other shareholders and be disadvantageous to our shareholders with interests different from those entities and individuals. The Funds also have significant control over our business, policies and affairs by their affiliates serving as directors of our Company. They may also exert influence in delaying or preventing a change in control of the Company, even if such change in control would benefit the other stockholders of the Company. In addition, the significant concentration of stock ownership may adversely affect the market value of the Company’s common stock due to investors’ perception that conflicts of interest may exist or arise.

The exercise of outstanding warrants may have a dilutive effect on our common stock.

As of December 31, 2021, outstanding IPO Warrants to purchase an aggregate of 12,081,895 shares of our common stock were exercisable in accordance with the terms of the warrant agreement governing such warrants. These warrants will expire at 5:00 p.m., New York time, on July 24, 2022 or earlier upon redemption or liquidation. The exercise price of these warrants is $11.50 per one full share of our common stock, subject to certain adjustments.

In addition, we issued warrants together with the issuances of our Convertible Preferred Stock (the “Common Stock Warrants”). As of December 31, 2021, the outstanding Common Stock Warrants represented the right to acquire in the aggregate a number of shares of our common stock equal to approximately 86 basis points (0.86%) of all outstanding shares of Company common stock, measured on a fully diluted basis, on the applicable exercise date with a strike price of $0.01 per share.

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

To the extent the IPO Warrants or Common Stock Warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently lease approximately 25,600 square feet of office space for general and administrative purposes in Houston, Texas under a lease agreement that expires on December 31, 2022.

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

Item 3.   Legal Proceedings

The information required by this Item is included in Note 14 – Commitments and Contingencies in the Notes to Consolidated Financial Statements and is incorporated herein by reference.

Item 4.   Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information, Holders and Dividends

Our common stock trades on Nasdaq under the symbol “NEXT.” The IPO Warrants trade on the OTC Pink Market under the symbol “NEXTW.”

As of March 22, 2022, 123.4 million shares of Company common stock were outstanding held by approximately 71 record owners. All shares of Company common stock held in street name are recorded in our stock register as being held by one stockholder.

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

Purchase of Equity Securities by the Issuer

The following table summarizes stock repurchases for the three months ended December 31, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as a Part of Publicly Announced Plans	Maximum Number of Units That May Yet Be Purchased Under the Plans
October 2021	1,593	$3.56	—	—
November 2021	—	$—	—	—
December 2021	—	$—	—	—

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

Item 6. [Reserved]

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

Overview of Business

NextDecade Corporation engages in development activities related to the liquefaction and sale of LNG and the capture and storage of CO2 emissions.  We have undertaken and continue to undertake various initiatives to evaluate, design and engineer the Terminal, including the Terminal CCS project, that we expect will result in demand for LNG supply at the Terminal, and other CCS projects that would be hosted at industrial source facilities.

Overview of Significant Events

COVID-19 Pandemic and its Effect on our Business

The business environment in which we operate has been impacted by the downturn in the energy market as well as the COVID-19 pandemic.  The COVID-19 pandemic has caused us to modify our business practices to protect the safety and welfare of our employees.  Furthermore, we have implemented and may continue to implement certain mitigation efforts to ensure business continuity. We will continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities.  It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers, employees, and prospects, or on our financial results for fiscal year 2022 or beyond.

NEXT Carbon Solutions

On March 18, 2021, we announced the formation of NEXT Carbon Solutions.   NEXT Carbon Solutions offers end-to-end CCS solutions for industrial facilities. Leveraging our team’s years of engineering and project management experience, we have developed proprietary processes that lower the capital and operating costs of deploying CCS on industrial facilities. We expect to partner with customers to invest in the deployment of CCS to reduce and permanently store CO2 emissions. We believe that integrating CCS with an industrial facility’s operations has the potential to increase the value of the industrial facility. Through commercial agreements and by investment, NEXT Carbon Solutions looks to share in the value created from this integration.

Series C Convertible Preferred Stock Offering

In March, April and July 2021, we sold an aggregate of 39,500 shares of Series C Convertible Preferred Stock, par value $0.0001 per share (the “Series C Preferred Stock”), at $1,000 per share for an aggregate purchase price of $39.5 million and issued an additional 790 shares of Series C Preferred Stock in aggregate as origination fees. Warrants representing the right to acquire an aggregate number of shares of our common stock equal to approximately 56 basis points (0.56%) of all outstanding shares of Company common stock, measured on a fully diluted basis, on the applicable exercise date with a strike price of $0.01 per share were issued together with the issuances of the Series C Preferred Stock.

For further descriptions of the Series C Preferred Stock and associated warrants, see Note 9 - Preferred Stock and Common Stock Warrants in the Notes to Consolidated Financial Statements.

Heads of Agreement

In March 2022, we entered into a binding Heads of Agreement (“HOA”) with Guangdong Energy Group Natural Gas Co., Ltd. (“Guangdong Energy”) for the supply of up to 1.5 mtpa of LNG from the Terminal.  The HOA contemplates that Guangdong Energy will purchase LNG indexed to Henry Hub starting from the commercial operation date of the first train of the Terminal.  The HOA provides that we will complete the sale and purchase agreement with Guangdong Energy in the second quarter of 2022.

Liquidity and Capital Resources

Near Term Liquidity and Capital Resources

Our consolidated financial statements as of and for the year ended December 31, 2021 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Based on our balance of cash and cash equivalents of $25.6 million at December 31, 2021, there is substantial doubt about our ability to continue as a going concern within one year after the date that our consolidated financial statements were issued. Our ability to continue as a going concern will depend on managing certain operating and overhead costs and our ability to generate positive cash flows through equity, equity-based or debt financings. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty, which could have a material adverse effect on our financial condition.

We expect to spend approximately $3 million per month on similar development activities during 2022 and until a positive FID is made on the Terminal or a FEED for a CCS project commences.  Because our businesses and assets are in development, we have not historically generated cash flow from operations, nor do we expect to do so during 2022. We intend to fund the remaining portion of 2022 development activities through the sale of additional equity or equity-based securities in us or our subsidiaries. There can be no assurance that we will succeed in selling equity or equity-based securities or, if successful, that the capital we raise will not be expensive or dilutive to stockholders.

Our primary cash needs have historically been funding development activities in support of the Terminal and our CCS projects, which include payments of initial direct costs of our Rio Grande site lease and expenses in support of engineering and design activities, regulatory approvals and compliance, commercial and marketing activities and corporate overhead. We spent approximately $37 million on such development activities during 2021, which we funded through our cash on hand and proceeds from the issuances of equity and equity-based securities. Our capital raising activities since January 1, 2020 have included the following:

In March 2020, we sold our equity interests in Rio Bravo for initial proceeds of $15 million, with an additional $4.4 million due from the buyer promptly after the initial funding of post-FID financing for the Terminal.

In March, April and July 2021, we sold an aggregate of 39,500 shares of Series C Preferred Stock, at $1,000 per share for an aggregate purchase price of $39.5 million and issued an additional 790 shares of Series C Preferred Stock in aggregate as origination fees.

In September and November 2021, we sold an aggregate of 163,332 shares of Company common stock for proceeds, net of placement fees, of approximately $0.6 million pursuant to our at-the-market program.

In March 2022, we sold 10,500 shares of Series C Preferred Stock, at $1,000 per share for a purchase price of $10.5 million and issued an additional 210 shares of Series C Preferred Stock as origination fees.

Long Term Liquidity and Capital Resources

The Terminal will not begin to operate and generate significant cash flows unless and until the Terminal is operational, which is expected to be at least four years away, and the construction of the Terminal will require a significant amount of capital expenditure. CCS projects will similarly take an extended period of time to develop, construct and become operational and will require significant capital deployment. We currently expect that the long-term capital requirements for the Terminal and any CCS projects will be financed predominately through project financing and proceeds from future debt, equity-based, and equity offerings by us. Construction of the Terminal and CCS projects would not begin until such financing has been obtained. As a result, our business success will depend, to a significant extent, upon our ability to obtain the funding necessary to construct the Terminal and any CCS projects, to bring them into operation on a commercially viable basis and to finance our staffing, operating and expansion costs during that process. There can be no assurance that we will succeed in securing additional debt and/or equity financing in the future to complete the Terminal or any CCS projects or, if successful, that the capital we raise will not be expensive or dilutive to stockholders. Additionally, if these types of financing are not available, we will be required to seek alternative sources of financing, which may not be available on terms acceptable to us, if at all.

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash for the periods presented (in thousands):

	Year Ended
	December 31,
	2021	2020
Operating cash flows	$(17,960)	$(26,253)
Investing cash flows	(18,534)	18,521
Financing cash flows	39,438	14,604

Net increase in cash and cash equivalents	2,944	6,872
Cash and cash equivalents – beginning of period	22,608	15,736
Cash and cash equivalents – end of period	$25,552	$22,608

Operating Cash Flows

Operating cash outflows during the years ended December 31, 2021 and 2020 were $18.0 million and $26.3 million, respectively. The decrease in operating cash outflows in 2021 compared to 2020 was primarily related to a decrease in general and administrative and lease expenses.

Investing Cash Flows

Investing cash outflows during the year ended December 31, 2021 was $18.5 million and investing cash inflows during the year ended December 31, 2020 was $18.5 million. The investing cash outflows in 2021 were primarily the result cash used in the development of the Terminal of $12.1 million and cash used in the acquisition of other assets of $6.4 million. The investing cash inflows in 2020 were primarily the result of the sale of investment securities of $62.0 million partially offset by cash used in the development of the Terminal of $32.4 million and cash used in the acquisition of other assets of $10.9 million.

Financing Cash Flows

Financing cash inflows during the years ended December 31, 2021 and 2020 were $39.4 million and $14.6 million, respectively. Financing cash inflows in 2021 were primarily the result of proceeds from the sale of Series C Preferred Stock of $39.5 million. Financing cash inflows in 2020 were primarily the result of proceeds from the sale of Rio Bravo of $15.0 million.

Contractual Obligations

We are committed to make cash payments in the future pursuant to certain of our contracts. The following table summarizes certain contractual obligations (in thousands) in place as of December 31, 2021:

	Total	2022	2023-2024	2025-2026	Thereafter
Operating lease obligations	$3,467	$3,465	$2	$—	$—
Permitting costs	466	466	—	—	—
Other	51	51	—	—	—
Total	$3,984	$3,982	$2	$—	$—

Operating lease obligations primarily relate to our Rio Grande Site Lease, and amounts due thereunder until the lease term commences, and office space in Houston, Texas.

A discussion of these obligations can be found at Note 6 – Leases and Note 14 – Commitments and Contingencies of our Notes to Consolidated Financial Statements.

Results of Operations

The following table summarizes costs, expenses and other income for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended
	December 31,
	2021	2020	Change
Revenues	$—	$—	$—
General and administrative expenses	16,803	20,213	(3,410)
Development expense	1,615	—	1,615
Land option and lease expenses	905	1,603	(698)
Depreciation expense	184	196	(12)
Operating loss	(19,507)	(22,012)	2,505
Gain (loss) on Common Stock Warrant Liabilities	(2,533)	7,870	(10,403)
Loss on redemption of investment securities	—	(412)	412
Interest income, net	2	243	(241)
Other	(1)	(18)	17
Net loss attributable to NextDecade Corporation	(22,039)	(14,329)	(7,710)
Preferred stock dividends	(18,294)	(14,327)	(3,967)
Deemed dividends on Series A Convertible Preferred Stock	(63)	(128)	65
Net loss attributable to common stockholders	$(40,396)	$(28,784)	$(11,612)

Our consolidated net loss was $22.0 million, or $0.34 per common share (basic and diluted), for the year ended December 31, 2021 compared to a net loss of $14.3 million, or $0.24 per common share (basic and diluted), for the year ended December 31, 2020. The $7.7 million increase in net loss was primarily a result of a loss on common stock warrant liabilities, partially offset by a decrease in general and administrative expenses and land option and lease expenses, discussed separately below.

General and administrative expenses during the year ended December 31, 2021 decreased $3.4 million compared to the year ended December 31, 2020, due primarily to decreases in professional fees, office expenses, IT and communications costs and share-based compensation expense of $5.3 million, partially offset by an increase in salaries and wages of $4.0 million. The decrease in share-based compensation expense is primarily a result of forfeitures of restricted stock during the year ended December 31, 2021. The increase in salaries and wages is primarily due to accrued bonuses.

Development expense during the year ended December 31, 2021 increased $1.6 million compared to the year ended December 31, 2020, due to NEXT Carbon Solutions' preliminary FEED assessments performed on third-party industrial facilities.  Similar preliminary FEED assessments were not performed during the year ended December 31, 2020.

The loss on Common Stock Warrant Liabilities of approximately $2.5 million in 2021 was primarily due to an increase in the share price of Company common stock from December 31, 2020 to December 31, 2021 and an increase in the Common Stock Warrants outstanding associated with the issuance of Series C Preferred Stock.

Preferred stock dividends of $18.3 million in 2021 consisted of dividends paid-in-kind with the issuance of an additional 8,206 shares of Series A Preferred Stock, 7,821 additional shares of Series B Preferred Stock and 2,200 additional shares of Series C Preferred Stock.

Deemed dividends on the Series A Preferred Stock for the year ended December 31, 2021 and December 31, 2020 represents the accretion of the beneficial conversion feature associated with the Series A Preferred Stock issued in 2018.

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

For additional information regarding the valuation of deferred tax assets, see Note 13 - Income Taxes of our Notes to Consolidated Financial Statements.

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

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

NextDecade Corporation and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

NextDecade Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of NextDecade Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity and convertible preferred stock, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred operating losses since its inception and management expects operating losses and negative cash flows to continue for the foreseeable future. These conditions, along with other matters as set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Common Stock Warrant Liabilities

As described further in Note 9 to the consolidated financial statements, the Company had $4 million of common stock warrant liabilities as of December 31, 2021. At each balance sheet date, management determines the estimated fair value of common stock warrant liabilities using a Monte Carlo valuation method. The following qualitative information is used by management to determine the fair value measurement of the common stock warrant liabilities: stock price, exercise price, risk-free rate, volatility, and the warrants term in years. We identified the valuation of common stock warrant liabilities as a critical audit matter.

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

Houston, Texas

March 28, 2022

NextDecade Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$25,552	$22,608
Prepaid expenses and other current assets	835	670
Total current assets	26,387	23,278
Property, plant and equipment, net	173,816	161,662
Operating lease right-of-use assets, net	590	429
Other non current assets	21,312	16,299
Total assets	$222,105	$201,668

Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable	$281	$207
Share-based compensation liability	182	182
Accrued liabilities and other current liabilities	5,791	1,032
Current Common Stock Warrant liabilities	1,376	3,290
Current operating lease liabilities	596	432
Total current liabilities	8,226	5,143
Non-current Common Stock Warrant liabilities	2,587	874
Other non-current liabilities	23,000	22,916
Total liabilities	33,813	28,933

Commitments and contingencies (Note 14)

Series A Convertible Preferred Stock, $1,000 per share liquidation preference, Issued and outstanding: 73,713 shares and 65,507 shares at December 31, 2021 and 2020, respectively	63,791	55,522
Series B Convertible Preferred Stock, $1,000 per share liquidation preference, Issued and outstanding: 70,433 shares and 62,612 shares at December 31, 2021 and 2020, respectively	64,602	56,781
Series C Convertible Preferred Stock, $1,000 per share liquidation preference Issued and outstanding: 42,490 shares and no shares at December 31, 2021 and 2020, respectively	40,007	—

Stockholders’ equity
Common stock, $0.0001 par value Authorized: 480.0 million shares at December 31, 2021 and 2020, Issued and outstanding: 120.8 million shares and 117.8 million shares at December 31, 2021 and 2020, respectively	12	12
Treasury stock: 346,126 shares and 249,742 shares at December 31, 2021 and 2020, respectively, at cost	(1,315)	(1,031)
Preferred stock, $0.0001 par value Authorized: 0.5 million, after designation of the Convertible Preferred Stock, Issued and outstanding: none at December 31, 2021 and 2020	—	—
Additional paid-in-capital	191,264	209,481
Accumulated deficit	(170,069)	(148,030)
Total stockholders’ equity	19,892	60,432
Total liabilities, Convertible Preferred Stock and stockholders’ equity	$222,105	$201,668

The accompanying notes are an integral part of these Consolidated Financial Statements.

NextDecade Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended
	December 31,
	2021	2020
Revenues	$—	$—
Operating Expenses
General and administrative expenses	16,803	20,213
Development expense	1,615	—
Land option and lease expenses	905	1,603
Depreciation expense	184	196
Total operating expenses	19,507	22,012
Total operating loss	(19,507)	(22,012)
Other income (expense)
(Loss) gain on Common Stock Warrant liabilities	(2,533)	7,870
Loss on redemption of investment securities	—	(412)
Interest income, net	2	243
Other	(1)	(18)
Total other (expense) income	(2,532)	7,683
Net loss attributable to NextDecade Corporation	(22,039)	(14,329)
Preferred stock dividends	(18,294)	(14,327)
Deemed dividends on Series A Convertible Preferred Stock	(63)	(128)
Net loss attributable to common stockholders	$(40,396)	$(28,784)

Net loss per common share - basic and diluted	$(0.34)	$(0.24)

Weighted average shares outstanding - basic and diluted	119,201	117,524

The accompanying notes are an integral part of these Consolidated Financial Statements.

NextDecade Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Convertible Preferred Stock

(in thousands)

	Common Stock		Treasury Stock
		Par			Additional		Total	Series A	Series B	Series C
		Value			Paid-in	Accumulated	Stockholders’	Convertible	Convertible	Convertible
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Preferred Stock	Preferred Stock	Preferred Stock
Balance at January 1, 2020	117,329	$12	137	$(685)	$224,091	$(133,701)	$89,717	$48,084	$49,814	$-
Share-based compensation	—	—	—	—	(155)	—	(155)	—	—	—
Restricted stock vesting	612	—	—	—	—	—	—	—	—	—
Shares repurchased related to share-based compensation	(112)	—	112	(346)	—	—	(346)	—	—	—
Preferred stock dividends	—	—	—	—	(14,327)	—	(14,327)	7,310	6,967	—
Deemed dividends - accretion of beneficial conversion feature	—	—	—	—	(128)	—	(128)	128	—	—
Net Loss	—	—	—	—	—	(14,329)	(14,329)	—	—	—
Balance at December 31, 2020	117,829	$12	249	$(1,031)	$209,481	$(148,030)	$60,432	$55,522	$56,781	$-
Share-based compensation	—	—	—	—	(4,541)	—	(4,541)	—	—	—
Restricted stock vesting	660	—	—	—	—	—	—	—	—	—
Shares repurchased related to share-based compensation	(97)	—	97	(284)	—	—	(284)	—	—	—
Issuance of common stock, net	163	—	—	—	316	—	316	—	—	—
Stock dividend	798	—	—	—	—	—	—	—	—	—
Exercise of common stock warrants	1,485	—	—	—	4,365	—	4,365	—	—	—
Issuance of Series C Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	37,807
Preferred stock dividends	—	—	—	—	(18,294)	—	(18,294)	8,206	7,821	2,200
Deemed dividends - accretion of beneficial conversion feature	—	—	—	—	(63)	—	(63)	63	—	—
Net Loss	—	—	—	—	—	(22,039)	(22,039)	—	—	—
Balance at December 31, 2021	120,838	$12	346	$(1,315)	$191,264	$(170,069)	$19,892	$63,791	$64,602	$40,007

The accompanying notes are an integral part of these Consolidated Financial Statements.

NextDecade Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 31,
	2021	2020
Operating activities:
Net loss attributable to NextDecade Corporation	$(22,039)	$(14,329)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	184	196
Share-based compensation expense (forfeiture)	(4,313)	(341)
Loss (gain) on Common Stock Warrant liabilities	2,533	(7,870)
Realized loss on investment securities	—	423
Amortization of right-of-use assets	551	1,230
Amortization of other non-current assets	1,416	1,360
Changes in operating assets and liabilities:
Prepaid expenses	(186)	191
Accounts payable	(26)	(370)
Operating lease liabilities	(548)	(874)
Accrued expenses and other liabilities	4,468	(5,869)
Net cash used in operating activities	(17,960)	(26,253)
Investing activities:
Acquisition of property, plant and equipment	(12,105)	(32,352)
Acquisition of other non-current assets	(6,429)	(10,911)
Proceeds from sale of investment securities	—	61,972
Purchase of investment securities	—	(188)
Net cash (used in) provided by investing activities	(18,534)	18,521
Financing activities:
Proceeds from sale of Rio Bravo Pipeline Company, LLC	—	15,000
Proceeds from sale of Series C Convertible Preferred Stock	39,500	—
Proceeds from sale of common stock	557	—
Equity issuance costs	(268)	—
Preferred stock dividends	(67)	(50)
Shares repurchased related to share-based compensation	(284)	(346)
Net cash provided by financing activities	39,438	14,604
Net increase in cash and cash equivalents	2,944	6,872
Cash and cash equivalents – beginning of period	22,608	15,736
Cash and cash equivalents – end of period	$25,552	$22,608

Non-cash investing activities:
Accounts payable for acquisition of property, plant and equipment	$117	$16
Accrued liabilities for acquisition of property, plant and equipment	926	650
Pipeline assets obtained in exchange for other non-current liabilities	84	7,916
Non-cash financing activities:
Paid-in-kind dividends on Convertible Preferred Stock	18,227	14,277
Accretion of deemed dividends on Series A Convertible Preferred Stock	63	128
Accrued liabilities for equity issuance costs	35	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

NextDecade Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 — Background and Basis of Presentation

NextDecade Corporation engages in development activities related to the liquefaction and sale of liquefied natural gas (“LNG”) and the capture and storage of CO2 emissions. We have focused our development activities on the Rio Grande LNG terminal facility at the Port of Brownsville in southern Texas (the “Terminal”), a carbon capture and storage project at the Terminal (the “Terminal CCS project”) and other carbon capture and storage projects (“CCS projects”) with third-party industrial source facilities.

Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts and transactions have been eliminated in consolidation.

The Company has incurred operating losses since its inception and management expects operating losses and negative cash flows to continue for the foreseeable future and, as a result, the Company will require additional capital to fund its operations and execute its business plan. As of December 31, 2021, the Company had $25.6 million in cash and cash equivalents, which are not sufficient to fund the Company's planned operations through one year after the date the consolidated financial statements are issued. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern. The analysis used to determine the Company's ability to continue as a going concern does not include cash sources outside of the Company's direct control that management expects to be available within the next twelve months.

The Company plans to alleviate the going concern issue by obtaining sufficient funding through additional equity, equity-based or debt instruments or any other means and managing certain operating and overhead costs. The Company may not be able to obtain sufficient funding through additional equity or debt instruments or any other means, and if it is able to do so, they may not be on satisfactory terms. The Company's ability to raise additional capital in the equity and debt markets, should the Company choose to do so, is dependent on a number of factors, including, but not limited to, the market demand for the Company's equity or debt securities, which itself is subject to a number of business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are favorable to the Company. In the event the Company is unable to obtain sufficient additional funding, there can be no assurance that it will be able to continue as a going concern.

These consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary in the event the Company can no longer continue as a going concern.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and cash equivalents. We maintain cash and cash equivalent balances with a single financial institution, which may at times be in excess of federally insured levels. We have not incurred losses related to these cash and cash equivalent balances to date.

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

Leasehold improvements are depreciated over the lesser of the economic life of the leasehold improvement or the term of the lease, without regard to extension or renewal rights.

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

Leases

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

Warrants

The Company determines the accounting classification of warrants that are issued, as either liability or equity, by first assessing whether the warrants meet liability classification in accordance with Accounting Standards Codification (“ASC”) 480 Distinguishing Liabilities from Equity (“ASC 480”), and then in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“ASC 815-40”). Under ASC 480, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate the issuer to settle the warrants or the underlying shares by paying cash or other assets, or must or may require settlement by issuing a variable number of shares.

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

Fair Value of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Hierarchy Levels 1, 2 and 3 are terms for the priority of inputs to valuation techniques used to measure fair value. Hierarchy Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Hierarchy Level 2 inputs are inputs other than quoted prices included within Level 1 that are directly or indirectly observable for the asset or liability. Hierarchy Level 3 inputs are inputs that are not observable in the market. In determining fair value, we use observable market data when available, or models that incorporate observable market data. In addition to market information, we incorporate transaction-specific details that, in management’s judgment, market participants would take into account in measuring fair value. We maximize the use of observable inputs and minimize our use of unobservable inputs in arriving at fair value estimates. Recurring fair-value measurements are performed for Common Stock Warrant liabilities as disclosed in Note 9 – Preferred Stock and Common Stock Warrants. The carrying amount of cash and cash equivalents and accounts payable reported on the Consolidated Balance Sheets approximates fair value due to their short-term maturities.

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

Segments

The Company's chief operating decision maker allocates resources and assesses financial performance on a consolidated basis. As such, for purposes of financial reporting under GAAP during the years ended December 31, 2021 and 2020, the Company operated as a single operating segment.

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

Note 3 — Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,	December 31,
	2021	2020
Prepaid subscriptions	$85	$29
Prepaid insurance	272	314
Prepaid marketing and sponsorships	60	60
Other	418	267
Total prepaid expenses and other current assets	$835	$670

Note 4 — Sale of Equity Interests in Rio Bravo Pipeline Company, LLC

On March 2, 2020, NextDecade LLC closed the transactions (the “Closing”) contemplated by that certain Omnibus Agreement, dated February 13, 2020, with Spectra Energy Transmission II, LLC, a wholly owned subsidiary of Enbridge Inc. (“Buyer”), pursuant to which NextDecade LLC sold one hundred percent of the equity interests (the “Equity Interests”) in Rio Bravo Pipeline Company, LLC (“Rio Bravo”) to Buyer for consideration of approximately $19.4 million. Buyer paid $15.0 million of the purchase price to NextDecade LLC at the Closing and the remainder will be paid within five business days after the date that Rio Grande has received, after a positive FID, the initial funding of financing for the development, construction and operation of the Terminal. In connection with the Closing, Rio Grande LNG Gas Supply LLC, an indirect wholly-owned subsidiary of the Company (“Rio Grande Gas Supply”), entered into (i) a Precedent Agreement for Firm Natural Gas Transportation Service for the Rio Bravo Pipeline (the “RBPL Precedent Agreement”) with Rio Bravo and (ii) a Precedent Agreement for Natural Gas Transportation Service (the “VCP Precedent Agreement”) with Valley Crossing Pipeline, LLC (“VCP”). VCP and, as of the Closing, Rio Bravo are wholly owned subsidiaries of Enbridge Inc. The Valley Crossing Pipeline is owned and operated by VCP.

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

If Rio Grande or its affiliate fail to issue a full notice to proceed to the EPC Contractor on or prior to December 31, 2023, Buyer has the right to sell the Equity Interests back to NextDecade LLC and NextDecade LLC has the right to repurchase the Equity Interests from Buyer, in each case at a price not to exceed $23 million. Accordingly, the proceeds from the sale of the Equity Interests and additional costs incurred by Buyer are presented as a non-current liability and the assets of Rio Bravo have not been de-recognized in the consolidated balance sheet at December 31, 2021.

Note 5 — Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	December 31,	December 31,
	2021	2020
Fixed Assets
Computers	$633	$487
Furniture, fixtures, and equipment	464	464
Leasehold improvements	101	101
Total fixed assets	1,198	1,052
Less: accumulated depreciation	(844)	(660)
Total fixed assets, net	354	392
Terminal and Pipeline Assets (not placed in service)
Terminal	152,445	140,253
Pipeline	21,017	21,017
Total Terminal and Pipeline assets	173,462	161,270
Total property, plant and equipment, net	$173,816	$161,662

Depreciation expense for the years ended  December 31, 2021 and 2020 was $184 thousand and $196 thousand, respectively.

Note 6 — Leases

We currently lease approximately 25,600 square feet of office space for general and administrative purposes in Houston, Texas under a lease agreement that expires on December 31, 2022.

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

On April 30, 2020, Rio Grande and the BND amended the Rio Grande Site Lease (the “Rio Grande Site Lease Amendment”) to extend the effective date for commencing the Rio Grande Site Lease to May 6, 2021 (the “Effective Date”). The Rio Grande Site Lease Amendment further provides that Rio Grande has the right, exercisable in its sole discretion, to extend the Effective Date to May 6, 2022 by providing the BND with written notice of its election no later than the close of business on the Effective Date.  On April 28, 2021, Rio Grande delivered a notice to BND electing to extend the Effective Date of the Rio Grande Site Lease Amendment to May 6, 2022.

Operating lease right-of-use assets are as follows (in thousands):

	December 31,	December 31,
	2021	2020
Office leases	$590	$429
Land leases	—	—
Total operating lease right-of-use assets, net	$590	$429

Operating lease liabilities are as follows (in thousands):

	December 31,	December 31,
	2021	2020
Office leases	$596	$432
Land leases	—	—
Total current lease liabilities	596	432
Non-current office leases	—	—
Non-current land leases	—	—
Total lease liabilities	$596	$432

Operating lease expense is as follows (in thousands):

	December 31,	December 31,
	2021	2020
Office leases	$627	$829
Land leases	—	446
Total operating lease expense	627	1,275
Short-term lease expense	278	319
Land option expense	—	9
Total land option and lease expense	$905	$1,603

Maturity of operating lease liabilities as of  December 31, 2021 are as follows (in thousands):

2022	$633
2023	—
2024	—
2025	—
2026	—
Thereafter	—
Total undiscounted lease payments	633
Discount to present value	(37)
Present value of lease liabilities	$596

Other information related to our operating leases as of  December 31, 2021 is as follows (in thousands):

	December 31,	December 31,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities:
Cash flows from operating activities	$624	$1,004
Noncash right-of-use assets recorded for operating lease liabilities:
In exchange for new operating lease liabilities during the period	712	605

Note 7 — Other Non-Current Assets

Other non-current assets consisted of the following (in thousands):	December 31,	December 31,
	2021	2020
Permitting costs(1)	$7,609	$7,385
Enterprise resource planning system, net	389	1,805
Rio Grande Site Lease initial direct costs	13,314	7,109
Total other non-current assets, net	$21,312	$16,299

(1)

Permitting costs primarily represent costs incurred in connection with our permit applications to the United States Army Corps of Engineers and the U.S. Fish and Wildlife Service for wetlands and habitat mitigation measures for potential impacts to wetlands and habitat that may be caused by the construction of the Terminal.

Note 8 — Accrued Liabilities and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2021	2020
Employee compensation expense	$4,358	$14
Terminal asset costs	926	650
Accrued legal services	70	5
Other accrued liabilities	437	363
Total accrued liabilities and other current liabilities	$5,791	$1,032

Note 9 — Preferred Stock and Common Stock Warrants

Preferred Stock

As of December 31, 2019, the Company had outstanding 58,197 shares of Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) and 55,645 shares of Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”).

In  March 2021, the Company sold an aggregate of 24,500 shares of Series C Convertible Preferred Stock, par value $0.0001 per share (the “Series C Preferred Stock” and, together with the Series A Preferred Stock and the Series B Preferred Stock, the “Convertible Preferred Stock”), at $1,000 per share for an aggregate purchase price of $24.5 million and issued an additional 490 shares of Series C Preferred Stock in aggregate as origination fees to the purchasers of the Series C Preferred Stock.

In  April 2021, the Company sold 10,000 shares of Series C Preferred Stock, at $1,000 per share for a purchase price of $10 million and issued an additional 200 shares of Series C Preferred Stock as an origination fee to the purchaser of the Series C Preferred Stock.

In  July 2021, the Company sold 5,000 shares of Series C Preferred Stock, at $1,000 per share for a purchase price of $5 million and issued an additional 100 shares of Series C Preferred Stock as an origination fee to the purchaser of the Series C Preferred Stock.

Warrants, exercisable for Company common stock, were issued together with the shares of Series C Preferred Stock (“Series C Warrants”).

Net proceeds from the sales of Series C Preferred Stock during 2021 were allocated on a fair value basis to the Series C Warrants and on a relative fair value basis to the Series C Preferred Stock.  The allocation of net cash proceeds from the sales of Series C Preferred Stock during 2021 is as follows (in thousands):

		Year Ended December 31, 2021
			Series C
		Series C	Preferred
		Warrants	Stock
Gross proceeds	$39,500
Equity issuance costs	(62)
Net proceeds - Initial Fair Value Allocation	$39,438	$1,631	$37,807
Per balance sheet upon issuance		$1,631	$37,807

As of  December 31, 2021, shares of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock were convertible into shares of Company common stock at a weighted average conversion price of $6.53 per share, $6.57 per share and $3.28 per share, respectively (with respect to each series, the “Conversion Price”).

The Company has the option to convert all, but not less than all, of the Convertible Preferred Stock into shares of Company common stock at the applicable Conversion Price on any date on which the volume weighted average trading price of shares of Company common stock for each trading day during any 60 of the prior 90 trading days is equal to or greater than 175% of the Series B Conversion Price, in each case subject to certain terms and conditions. Furthermore, the Company must convert all of the Convertible Preferred Stock into shares of Company common stock at the Conversion Price on the earlier of (i) ten (10) business days following a FID Event, as defined in the certificates of designations of the Convertible Preferred Stock, and (ii) the date that is the tenth (10th) anniversary of the closings of the issuances of the Convertible Preferred Stock, as applicable.

The shares of Convertible Preferred Stock bear dividends at a rate of 12% per annum, which are cumulative and accrue daily from the date of issuance on the $1,000 stated value. Such dividends are payable quarterly and may be paid in cash or in-kind. During the years ended December 31, 2021 and 2020 the Company paid-in-kind $18.2 million and $14.3 million of dividends, respectively, to holders of the Convertible Preferred Stock. On January 13, 2022, the Company declared dividends to holders of the Convertible Preferred Stock as of the close of business on December 15, 2021. On January 18, 2022, the Company paid-in-kind $5.7 million of dividends to holders of the Convertible Preferred Stock.

The holders of Convertible Preferred Stock vote on an “as-converted” basis with the holders of the Company common stock on all matters brought before the holders of Company common stock. In addition, the holders of Convertible Preferred Stock have separate class voting rights with respect to certain matters affecting their rights.

Shares of the Convertible Preferred Stock do not qualify as liability instruments under ASC 480 because they are not mandatorily redeemable. However, as SEC Regulation S-X, Rule 5-02-27 does not permit a probability assessment for a change of control provision, the Convertible Preferred Stock must be presented as mezzanine equity between liabilities and stockholders’ equity in the Company's Consolidated Balance Sheets because a change of control event could force the Company to redeem the Convertible Preferred Stock for cash or assets of the Company. At each balance sheet date, the Company re-evaluates whether the Convertible Preferred Stock continue to qualify for equity classification.

Common Stock Warrants

Warrants, exercisable for Company common stock, were issued together with the shares of Convertible Preferred Stock (collectively, “Common Stock Warrants”).  As of December 31, 2021 and 2020, the outstanding Common Stock Warrants represented the right to acquire in the aggregate a number of shares of Company common stock equal to approximately 86 basis points (0.86%) and 142 basis points (1.42%), respectively, of all outstanding shares of Company common stock, measured on a fully diluted basis, on the applicable exercise date with an exercise price of $0.01 per share.

The Common Stock Warrants have a fixed three-year term that commenced on the closings of the issuances of the associated Convertible Preferred Stock. The Common Stock Warrants may only be exercised by holders of the Common Stock Warrants at the expiration of such three-year term, except that the Company can force the exercise of the Common Stock Warrants prior to expiration of such term if the volume weighted average trading price of shares of Common Stock for each trading day during any 60 of the prior 90 trading days is equal to or greater than 175% of the of the applicable Convertible Preferred Stock conversion price and, with respect to the Series B Warrants, the Company simultaneously elects to force a mandatory exercise of all other warrants then outstanding and un-exercised and held by any holder of parity stock. Pursuant to ASC 815-40, the fair value of the Common Stock Warrants was recorded as a non-current liability on our Consolidated Balance Sheet on the issuance dates. The Company revalues the Common Stock Warrants at each balance sheet date and recognized a loss of $2.5 million and a gain of $7.9 million as of December 31, 2021 and 2020, respectively. The Common Stock Warrant liabilities are included in Level 3 of the fair value hierarchy.

The assumptions used in the Monte Carlo simulation to estimate the fair value of the Common Stock Warrants as of  December 31, 2021 and 2020 are as follows:

	December 31,	December 31,
	2021	2020
Stock price	$2.85	$2.09
Exercise price	$0.01	$0.01
Risk-free rate	0.1%	0.1%
Volatility	62.6%	58.6%
Term (years)	1.6	0.8

Note 10 — Stockholders' Equity

Common Stock Purchase Agreement

On  October 24, 2019, the Company entered into a Common Stock Purchase Agreement with Ninteenth Investment Company LLC, an affiliate of Mubadala Investment Company PJSC (the “Purchaser”).  During the year ended  December 31, 2021, the Company issued an additional 797,450 shares of Company common stock to the Purchaser pursuant to the terms of the Common Stock Purchase Agreement.

At-the-Market Program

In  August 2021, the Company entered into an at-the-market sales agreement with Virtu Americas LLC (“Virtu”) pursuant to which the Company  may sell shares of Company common stock from time to time through Virtu acting as sales agent, for aggregate proceeds of up to $50 million.  During the year ended  December 31, 2021, the Company sold approximately 0.2 million shares for proceeds, net of placement fees, of approximately $0.6 million.

Common Stock Warrants

During the year ended  December 31, 2021, Common Stock Warrants were exercised by certain holders of Series A Preferred Stock and Series B Preferred Stock.  In connection with the exercises of Common Stock Warrants, the Company issued an aggregate of approximately 1.5 million shares of Company common stock.

Note 11 — Net Loss Per Share Attributable to Common Stockholders

The following table (in thousands, except for loss per share) reconciles basic and diluted weighted average common shares outstanding for the years ended December 31, 2021 and 2020:

	Year Ended
	December 31,
	2021	2020
Weighted average common shares outstanding:
Basic	119,201	117,524
Dilutive unvested stock, convertible preferred stock, Common Stock Warrants and IPO Warrants	—	—
Diluted	119,201	117,524

Basic and diluted net loss per share attributable to common stockholders	$(0.34)	$(0.24)

Potentially dilutive securities that were not included in the diluted net loss per share computations because their effect would have been anti-dilutive were as follows (in thousands):

	Year Ended
	December 31,
	2021	2020
Unvested stock (1)	1,662	916
Convertible preferred stock	30,754	16,635
Common Stock Warrants	2,207	1,976
IPO Warrants(2)	12,082	12,082
Total potentially dilutive common shares	46,705	31,609

(1)

Does not include 8.3 million shares and 2.1 million shares of unvested restricted stock and restricted stock units for the years ended  December 31, 2021 and 2020 because the performance conditions had not yet been satisfied as of  December 31, 2021 and 2020, respectively.

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

Note 12 — Share-based Compensation

We have granted shares of Company common stock, restricted Company common stock and restricted stock units to employees, consultants and non-employee directors under our 2017 Omnibus Incentive Plan.

Total share-based compensation consisted of the following (in thousands):

	Year Ended
	December 31,
	2021	2020
Share-based compensation:
Equity awards	$(4,541)	$(155)
Liability awards	—	—
Total share-based compensation	(4,541)	(155)
Capitalized share-based compensation	228	(186)
Total share-based compensation expense	$(4,313)	$(341)

Certain employee arrangements provided for cash bonuses upon a positive FID in the Terminal (the “FID Bonus”). In January 2018, the Compensation Committee of the Board of Directors approved, and certain employees party to such arrangements accepted, an amendment to such arrangements whereby the FID Bonuses would be settled in shares of Company common stock equal to 110% of the FID Bonus. The associated liability for FID Bonuses to be settled in shares of Company common stock of $0.2 million is included in share-based compensation liability in our Consolidated Balance Sheets at each of  December 31, 2021 and 2020.

The total unrecognized compensation costs at  December 31, 2021 relating to equity-classified awards were $25.1 million, which is expected to be recognized over a weighted average period of 3 years.

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

The table below provides a summary of our restricted stock awards outstanding as of  December 31, 2021 and changes during the year ended  December 31, 2021 (in thousands, except for per share information):

	Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at January 1, 2021	3,511	$8.05
Granted	1,312	2.80
Vested	(660)	5.50
Forfeited	(1,125)	9.21
Non-vested at December 31, 2021	3,038	$5.88

The table below provides a summary of our restricted stock units outstanding as of  December 31, 2021 and changes during the year ended  December 31, 2021 (in thousands, except for per share information):

	Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at January 1, 2021	—	—
Granted	7,154	3.31
Vested	—	—
Forfeited	(50)	3.31
Non-vested at December 31, 2021	7,104	$3.31

Note 13 — Income Taxes

The reconciliation of the federal statutory income tax rate to our effective income tax rate is as follows:

	Year Ended
	December 31,
	2021	2020
U.S. federal statutory rate, beginning of year	21%	21%
Officers' compensation	—	2
Other	(4)	(3)
Valuation allowance	(17)	(20)
Effective tax rate as reported	—%	—%

Significant components of our deferred tax assets and liabilities at  December 31, 2021 and 2020 are as follows (in thousands):

	Year Ended
	December 31,
	2021	2020
Deferred tax assets
Net operating loss carryforwards and credits	$25,742	$20,698
Employee compensation	570	—
Share-based compensation expense	2,053	3,813
Property, plant and equipment	753	725
Common stock warrant liabilities	83	—
Operating lease liabilities	125	91
Other	55	54
Less: valuation allowance	(26,461)	(22,669)
Total deferred tax assets	2,920	2,712

Deferred tax liabilities
Common stock warrant liabilities	—	(1,129)
Operating lease Right-of-use assets	(2,920)	(1,583)
Total deferred tax liabilities	(2,920)	(2,712)

Net deferred tax assets (liabilities)	$—	$—

The federal deferred tax assets presented above do not include the state tax benefits as our net deferred state tax assets are offset with a full valuation allowance.

At December 31, 2021, we had federal net operating loss (“NOL”) carryforwards of approximately $122.6 million. Approximately $26.1 million of these NOL carryforwards will expire between 2034 and 2038.

Due to our history of NOLs, current year NOLs and significant risk factors related to our ability to generate taxable income, we have established a valuation allowance to offset our deferred tax assets as of December 31, 2021 and 2020. We will continue to evaluate our ability to release the valuation allowance in the future. Due to our full valuation allowance, we have not recorded a provision for federal or state income taxes during the years ended  December 31, 2021 or 2020.  Deferred tax assets and deferred tax liabilities are classified as non-current in our Consolidated Balance Sheets.

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

We remain subject to periodic audits and reviews by taxing authorities; however, we did not have any open income tax audits as of December 31, 2021. The federal tax returns for the years beginning 2016 remain open for examination.

In response to the global pandemic related to COVID-19, the President signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) on March 27, 2020 and the Consolidated Appropriations Act, 2021 (the “CAA”) on December 27, 2020.  The CARES Act and the CAA provide numerous relief provisions for corporate taxpayers, including modification of the utilization limitations on NOLs, favorable expansions of the deduction for business interest expense under Internal Revenue Code Section 163(j), and the ability to accelerate timing of refundable alternative minimum tax credits.  For the year ended December 31, 2021, there were no material tax impacts to our consolidated financial statements from the CARES Act, the CAA or other COVID-19 measures.  The Company continues to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and others.

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

Other Commitments

On March 6, 2019, Rio Grande entered into a lease agreement (the “Rio Grande Site Lease”) with the Brownsville Navigation District of Cameron County, Texas (“BND”) for the lease by Rio Grande of approximately 984 acres of land situated in Brownsville, Cameron County, Texas for the purposes of constructing, operating, and maintaining (i) a liquefied natural gas facility and export terminal and (ii) gas treatment and gas pipeline facilities. On April 30, 2020, Rio Grande and the BND amended the Rio Grande Site Lease (the “Rio Grande Site Lease Amendment”) to extend the effective date for commencing the Rio Grande Site Lease to May 6, 2021 (the “Effective Date”). The Rio Grande Site Lease Amendment further provides that Rio Grande has the right, exercisable in its sole discretion, to extend the Effective Date to May 6, 2022 by providing the BND with written notice of its election no later than the close of business on the Effective Date.  On April 28, 2021, Rio Grande delivered a notice to BND electing to extend the Effective Date of the Rio Grande Site Lease Amendment to May 6, 2022.

In connection with the Rio Grande Site Lease Amendment, Rio Grande is committed to pay approximately $1.5 million per quarter to the BND through the earlier of the Effective Date and lease commencement.

In the fourth quarter of 2021, Rio Grande entered into an amended agreement for wetland mitigation measures.  In connection with the amended agreement, Rio Grande is committed to spend approximately $0.5 million in 2022.

Legal Proceedings

From time to time the Company may be subject to various claims and legal actions that arise in the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for liabilities we deem probable and estimable.

As of December 31, 2021, management was not aware of any claims or legal actions that, separately or in the aggregate, are likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows, although the Company cannot guarantee that a material adverse event will not occur.

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

		January 1, 2022	We adopted this standard using the modified retrospective approach, which did not have an effect on our Consolidated Financial Statements.

Note 16 — Subsequent Events

Series C Preferred Stock

On March 3, 2022, pursuant to the Series C Convertible Preferred Stock Agreement, dated as of February 28, 2022, by and between the Company and TEP Next Decade, LLC (“TEP Next Decade”), the Company issued to TEP Next Decade (i) 5,000 shares of Series C Preferred Stock at $1,000 per share for a purchase price of $5.0 million, (ii) an additional 100 shares of Series C Preferred Stock as an origination fee and (iii) warrants representing the right to acquire in the aggregate a number of shares of the Company's common stock equal to approximately 7.1 basis points (0.071%) of all outstanding shares of common stock, measured on a fully diluted basis, on the exercise date for an exercise price of $0.01 per share.

On March 14, 2022, pursuant to the Series C Convertible Preferred Stock Agreement, dated as of March 10, 2022, by and between the Company and Avenue Energy Opportunities Fund II, L.P. (“Avenue”), the Company issued to Avenue (i) 5,500 shares of Series C Preferred Stock at $1,000 per share for a purchase price of $5.5 million, (ii) an additional 110 shares of Series C Preferred Stock as an origination fee and (iii) warrants representing the right to acquire in the aggregate a number of shares of the Company's common stock equal to approximately 7.81 basis points (0.0781%) of all outstanding shares of common stock, measured on a fully diluted basis, on the exercise date for an exercise price of $0.01 per share.

We have evaluated subsequent events through March 28, 2022, the date the financial statements were issued.  Any material subsequent events that occurred during this time have been properly recognized and/or disclosed in these consolidated financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of “our disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal year ended December 31, 2021. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

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

Based on our assessment, we have concluded that the Company maintained effective internal control over financial reporting as of December 31, 2021, based on criteria in Internal Control—Integrated Framework (2013) issued by the COSO.

The Company is neither an accelerated filer nor a large accelerated filer, as defined in Rule 12b-2 under the Exchange Act and, therefore, this Annual Report on Form 10-K does not include an audit report on internal control over financial reporting by the Company’s registered public accounting firm. Management’s report on internal control over financial reporting for the year ended December 31, 2021 was not required to be attested by the Company’s registered public accounting firm pursuant to Item 308(b) of Regulation S-K.

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

At the Company’s 2021 Annual Meeting of Stockholders, the Company’s stockholders voted on, among other matters, a proposal regarding the frequency of holding advisory votes on executive compensation. As previously reported in the Company’s Form 8-K filed on June 16, 2021, and consistent with the recommendation of the Company’s Board of Directors, the stockholders approved, on an advisory basis, an annual advisory vote on compensation for the Company’s named executive officers. In connection with the board recommendation and the stockholder vote results, the Company will hold an advisory vote on executive compensation on an annual basis until the next stockholder advisory vote on this matter.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Corporate Governance

Role of the Board

The Board oversees the Chief Executive Officer and other senior management in the management of the Company’s business and affairs. The Company’s key governance documents, including the Company’s Second Amended and Restated Corporate Governance Guidelines (the “Corporate Governance Guidelines”), may be found on the “Corporate Governance” page under the “Investors” section of our corporate website. Our governance structure is designed to foster principled actions, effective decision-making, and appropriate monitoring of compliance and performance.

Board Leadership Structure

The Board does not have a policy requiring the combination or separation of leadership positions and the Company’s governing documents do not mandate a particular structure. This provides the Board with the flexibility to select its leadership structure, from time to time, based on the criteria that it deems in the best interests of the Company and its stockholders. The Board recognizes that the leadership structure and the combination or separation of the Chief Executive Officer and the Chairman positions are driven by the Company’s needs at any point in time.

Currently, the Chief Executive Officer and Chairman positions are held by Matthew Schatzman. The Company also has a Lead Independent Director, William Vrattos, who was appointed by the Board as Lead Independent Director in April 2020. The Lead Independent Director has broad responsibility and authority, including to:

•	preside at all meetings of the Board at which the Chairman is not present, including executive sessions of the independent directors;
•	call meetings of independent directors;
•	serve as the principal liaison between the Chairman and the independent directors;
•	approve all information sent to the Board, including the quality, quantity, appropriateness and timeliness of such information;
•	retain outside advisors and consultants who report directly to the Board on Board-wide issues;
•	on an annual basis, review his responsibility and authority and recommend to the Board for approval any modifications or changes; and
•	perform such other duties as the Board may delegate from time to time.

The Board has determined that its current structure, with combined Chief Executive Officer and Chairman roles and a Lead Independent Director, is in the best interests of the Company and its stockholders at this time. A number of factors support a combined Chief Executive Officer and Chairman role, counterbalanced by a Lead Independent Director, including, among others:

•	the Chief Executive Officer has extensive knowledge of all aspects of the Company and its business and risks, its industry and its customers;
•	the Chief Executive Officer is intimately involved in the day-to-day operations of the Company and is best positioned to elevate the most critical business issues for consideration by the Board;
•	the Board believes the Chief Executive Officer serving in both capacities allows him to more effectively execute the Company’s strategic initiatives and business plans and confront its challenges;
•	a combined Chief Executive Officer and Chairman role provides the Company with decisive and effective leadership with clearer accountability to the Company’s stockholders;
•	the combined role is both counterbalanced and enhanced by the effective oversight and independence of the Board and the leadership provided by the Lead Independent Director and committee chairs;
•

the Board believes that the appointment of a strong Lead Independent Director and the use of regular executive sessions of the non-management directors, along with all directors being independent except for the Chief Executive Officer, allow it to maintain effective oversight of management; and

•

in the Board’s view, splitting the Chief Executive Officer and Chairman roles could potentially make our management and governance processes less effective through undesirable duplication of work and possibly lead to a blurring of clear lines of accountability and responsibility.

The Board periodically reviews the leadership structure to determine whether it continues to best serve the Company and its stockholders.

Board Role in Risk Oversight

Risk is inherent in any business, and the Company’s management is responsible for the day-to-day management of risks that the Company faces. The Board, on the other hand, has responsibility for the oversight of risk management. In its risk oversight role, the Board has the responsibility to evaluate the risk management process to ensure its adequacy and that it is implemented properly by management.

The Board believes that full and open communication between management and the Board is essential for effective risk management and oversight. The Board meets regularly with senior management, including the executive officers, to discuss strategy and risks facing the Company. Senior management attends the quarterly meetings of the Board, as well as certain committee meetings, in order to address any questions or concerns raised by directors on risk management and any other matters. Each quarter, or more frequently if the business requires, the Board receives presentations from senior management on business operations, financial results and strategic issues.

The Board is also assisted by committees in fulfilling its oversight responsibilities in certain areas of risk, as described further under the section below titled “Committees of the Board.”  All of the committees report back to the full Board as to the committees’ activities and matters discussed and reviewed at the committees’ meetings.

Identification of Directors

Currently, the board of directors (the “Board”) of the Company consists of nine members. The Certificate of Incorporation and the Bylaws provide that the Board be classified into three classes. These classes are designated as Class A directors, Class B directors and Class C directors, with members of each class holding office for staggered three-year terms. Newly created directorships or vacancies on the Board resulting from death, resignation, disqualification, removal or other causes may be filled by the affirmative vote of a majority of the remaining directors then in office, even if less than a quorum of the Board is present, or by a sole remaining director. Each such director so chosen shall hold office until the Company’s next annual meeting of stockholders or until such director’s successor is duly elected and qualified or until such director’s earlier death, resignation or removal in accordance with the Bylaws.

There are currently three Class A directors, three Class B directors and three Class C directors. Each of the Class A directors has a term that expires at the 2024 Annual Meeting of Stockholders or until such date that his successor is duly elected and qualified or until his earlier death, resignation or removal in accordance with the Bylaws.  Each of the Class B directors has a term that expires at the 2022 Annual Meeting of Stockholders or until such date that his successor is duly elected and qualified or until his earlier death, resignation or removal in accordance with the Bylaws. Each of the Class C directors, has a term that expires at the 2023 Annual Meeting of Stockholders or until such date that his successor is duly elected and qualified or until his earlier death, resignation or removal in accordance with the Bylaws.

The name, age as of March 22, 2022, principal occupation, and other information highlighting the particular experience, qualifications, attributes and skills concerning of each director are set forth below.

Class A Directors

Matthew K. Schatzman, 56, is the Company’s Chief Executive Officer and has served in such position since February 2018. Mr. Schatzman has served as a member of the Board since September 2017 and, in June 2019, Mr. Schatzman was appointed Chairman of the Board. From September 2017 until his appointment as Chairman of the Board, Mr. Schatzman served as the Company’s President. Prior to joining the Company, Mr. Schatzman served as President at MKS Energy, LLC, an advisory and consulting firm focused on LNG, natural gas and crude oil markets, logistics and risk management from March 2017 until September 2017. He was previously Executive Vice President, Global Energy Marketing and Shipping at BG Group, plc (“BG Group”), a British multinational oil and gas company, from January 2012 until May 2014 and served as Senior Vice President, Energy Marketing from March 2007 until December 2011. Prior to that, he served in various roles at Dynegy Inc. (“Dynegy”), including President and Chief Executive Officer of Dynegy’s wholesale business. Mr. Schatzman is a member of the National Petroleum Council. Mr. Schatzman holds a Bachelor of Arts in Political Science from Yale University.

The Board believes Mr. Schatzman’s marketing, logistics, risk management and operational leadership experience of over 32 years with companies in the LNG, natural gas, oil and power generation industries, including BG Group and Dynegy, make him well-qualified to serve as the Company’s Chairman and Chief Executive Officer.

Avinash Kripalani, 38, has served as a Company director since July 2017 and was originally appointed to the Board pursuant to the terms of the Harmony Merger Agreement. Mr. Kripalani served as a member of the board of managers of NextDecade LLC from April 2016 until July 2017. Mr. Kripalani is a Partner at Bardin Hill Investment Partners LP (“Bardin Hill”), where he has worked since April 2008. Prior to Bardin Hill, he was a Consultant at IBM. Mr. Kripalani earned a Bachelor of Science in Economics and a Bachelor of Science and a Master of Science in Systems and Information Engineering from the University of Virginia.

The Board believes Mr. Kripalani’s experience as a private equity principal and in other senior executive leadership roles and relevant experience in private financing and strategic planning, as well as extensive industry knowledge, provides him with the qualifications and skills necessary to serve as a Company director.

William Vrattos, 52, has served as a Company director since July 2017, as Lead Independent Director since April 2020, and was originally appointed to the Board pursuant to the terms of the Harmony Merger Agreement. Mr. Vrattos served as a member of the board of managers of NextDecade from June 2015 until July 2017. Mr. Vrattos joined York Capital Management, L.P. (“York”) in January 2002 and is the Co-Chief Investment Officer and a Managing Partner of York. Mr. Vrattos is a Co-Portfolio Manager of the York Credit Opportunities, York Distressed Asset, York Global Credit Income, York Insurance Dedicated, and York Tactical Energy funds and a member of York’s executive committee. Prior to joining York, he worked at Georgica Advisors LLC as a Portfolio Manager specializing in media and communications equities and distressed securities and at Morgan Stanley & Co., Inc. as an investment banker. Mr. Vrattos is currently a member of the board of directors or advisory board, as applicable and in his capacity as a York employee, of (i) all entities related to Entropy Investments, (ii) all entities incorporated pursuant to York’s partnerships with Costamare, Inc., and (iii) India 2021. In addition, Mr. Vrattos is the Chairman of the Board of Trustees of the Museum of the City of New York and a member of the Board of Trustees of Groton School, and the Investment Committee of the Dartmouth College Endowment. Mr. Vrattos received a Bachelor of Arts in English from Dartmouth College and a Master of Business Administration from Harvard Business School.

Class B Directors

Khalifa Abdulla Al Romaithi, 43, has served as a Company director since December 2019 and was originally appointed to the Board pursuant to the terms of that certain Purchaser Rights Agreement, dated as of October 28, 2019 (the “NIC Purchaser Rights Agreement”), by and between the Company and Ninteenth Investment Company LLC (“Ninteenth”). Since May 2017, Mr. Al Romaithi has served as the Executive Director, Midstream, in the Petroleum and Petrochemicals business at Mubadala Investment Company (“Mubadala”) where he is responsible for pursuing attractive investment opportunities across the entire oil and gas infrastructure value chain with a primary focus on natural gas and crude gathering, treating, compression, processing and storage, pipeline, natural gas liquefaction and regasification. Prior to Mubadala, from June 2003 until August 2015, Mr. Al Romaithi held various senior managerial positions, including Director of Downstream Investments and Head of Portfolio Management, at the International Petroleum Investment Company. Mr. Al Romaithi serves on the board of directors of several companies including Borealis AG, Sumed, Gulf Energy Maritime PJSC, Arabtec Holding Co. PJSC, Depa United Group, and Abu Dhabi National Takaful Co. Mr. Al Romaithi received a Bachelor of Business Administration with a major in Finance from the University of Portland.

The Board believes Mr. Al Romaithi’s extensive energy industry experience and experience overseeing investments in such industry provide him with the qualifications and skills to serve as a Company director.

Sir Frank Chapman, 68, has served as a Company director since November 2019. Since November 2011, Sir Frank has served on the board of directors of Rolls-Royce Holdings, plc. Sir Frank served as the Chairman of Golar LNG Ltd from September 2014 to September 2015. Sir Frank has spent over 40 years in the oil and gas industry, beginning his career with BP plc in 1974 before moving to Royal Dutch Shell plc in 1978 where he worked for 18 years. Sir Frank then moved to British Gas as Managing Director Exploration and Production in 1996. Sir Frank was appointed Chief Executive of BG Group in 2000 and was a member of its board of directors for over 16 years. Sir Frank retired from BG Group in June 2013. He was named in the 2011 Queen’s Birthday Honours List and knighted for services to the oil and gas industry. Sir Frank graduated with first class honors in Mechanical Engineering from Queen Mary College, London University.

The Board believes Sir Frank’s extensive leadership experience of over 40 years in the oil and gas industry make him well-qualified to serve as a Company director.

Seokwon Ha, 45, has served as a Company director since February 2022 and and was appointed to the Board pursuant to the terms of that certain Purchaser Rights Agreement, dated as of August 3, 2018 (the “2018 HGC Series A Purchaser Rights Agreement”), by and between the Company and HGC NEXT INV LLC (“HGC”).  Mr. Ha is the President of Hanwha Impact Partners, a holding company managing investment portfolio in U.S. covering a wide range of sectors such as clean energy, data science, and life science and developing new business for sustainable growth. From April 2017 until December 2021, Mr. Ha served as a Senior Vice President leading New Business Development Team of Hanwha Impact in Seoul, Republic of Korea with an expertise related to cross border M&A.  Hanwha Group is a business conglomerate with affiliates operating in various industries including chemicals, energy, petrochemicals, solar, aerospace, and defense as well as finance, asset management, and hotel and resorts. Prior to joining Hanwha, Mr. Ha held roles in several investment banks and financial advisory firms, including NH Investment & Securities and Ernst & Young.  Mr. Ha received a Bachelor of Business Administration from Seoul National University and a Master of Business Administration from the Carnegie Mellon University Tepper School of Business.

The Board believes Mr. Ha's leadership capabilities, banking and financial advisory experience and general business acumen as well as his broad understanding of business globally provide Mr. Ha with the qualifications and skills to serve as a Company director.

Class C Directors

Brian Belke, 38, has served as a Company director since July 2017 and was originally appointed to the Board pursuant to the terms of that certain Agreement and Plan of Merger, dated as of April 17, 2017 (the “Harmony Merger Agreement”), by and among Harmony Merger Corp., Harmony Merger Sub, LLC, York Credit Opportunities Investments Master Fund, L.P., York Multi-Strategy Master Fund, L.P., York Select Master Fund, L.P., York Global Finance 43, LLC, Valinor Management, L.P., Valinor Capital Partners SPV XXI, LLC, Halcyon Capital Management LP, Halcyon Energy, Power, and Infrastructure Capital Fund Offshore LLC, Halcyon Energy, Power, and Infrastructure Capital Holdings Offshore LLC, Halcyon Energy, Power, and Infrastructure Capital Fund LP, and NextDecade LNG, LLC (formerly NextDecade, LLC (“NextDecade”). Mr. Belke served as member of the board of managers of NextDecade from June 2015 until July 2017. Since September 2020, Mr. Belke has served as a Managing Partner of Heights Point Management, LP. From June 2010 until June 2020, Mr. Belke was a Partner at Valinor Management L.P. (“Valinor”). Prior to Valinor, Mr. Belke was an Equity Research Associate at Fidelity Investments. He is a Chartered Financial Analyst and is a member of the CFA Institute and the New York Society of Securities Analysts. Mr. Belke earned a Bachelor of Science in Management with concentrations in Finance and Accounting, summa cum laude, from Boston College, and a Master of Business Administration from Harvard Business School, where he graduated with High Distinction as a Baker Scholar.

The Board believes Mr. Belke’s experience as a partner of an investment firm and in other senior executive leadership roles as well as his extensive industry experience and experience overseeing investments in the LNG sector provide him with the qualifications and skills to serve as a Company director.

L. Spencer Wells, 51, has served as a Company director since July 2017 and was originally appointed to the Board pursuant to the terms of the Harmony Merger Agreement. Mr. Wells has over 20 years of experience as a portfolio manager and financial analyst. Mr. Wells co-founded Drivetrain Advisors, LLC, a firm providing fiduciary services to the alternate investment community (“Drivetrain”), in December 2013, where he currently serves as a Partner. Prior to co-founding Drivetrain, Mr. Wells was employed by TPG Special Situations Partners (“TPG”) from 2010 to 2013, where he first served as Partner from September 2010 to January 2012, and then as a Senior Advisor from January 2012 to July 2013. Prior to TPG, Mr. Wells served as a Partner/Portfolio Manager for Silverpoint Capital, as a Director at the Union Bank of Switzerland and as a Vice President of Deutsche Bank AG.

Mr. Wells has served as a member of the boards of directors of (i) Advanced Emissions Solutions, Inc. since July 2014, (ii) Town Sports International Holdings, Inc. since March 2015, (iii) Vantage Drilling International since February 2016, (iv) Samson Resources II, LLC since February 2018, (v) Treehouse Real Estate Investment Trust, Inc. since January 2019, and (vi) Parker Drilling Company, Inc. since March 2019.

Mr. Wells served as a member of the boards of directors of (i) each of CertusHoldings, Inc. and CertusBank, N.A. from August 2014 to April 2016, (ii) Global Geophysical Services, LLC from February 2015 to October 2016, (iii) Syncora Holdings Ltd. from August 2015 to December 2016, (iv) Affinion Group, Inc. from November 2015 to July 2017, (v) Lily Robotics. Inc. from January 2017 to September 2017, (vi) Roust Corporation from February 2017 to December 2017, (vii) Jones Energy, Inc. from November 2018 until May 2019, and (viii) Vanguard Natural Resources from February 2019 to July 2019.

Mr. Wells received a Bachelor of Arts in Psychology from Wesleyan University and a Master of Business Administration, with honors, from Columbia Business School.

Edward Andrew Scoggins, Jr., 42, has served as a Company director since April 2021. Mr. Scoggins is Founder and Managing Partner of Millennial Energy Partners (“Millennial”), an energy asset management firm, where he has worked since July 2012. Prior to founding Millennial, Mr. Scoggins led BG Group’s commercial and operations teams on upstream, midstream and liquefied natural gas (“LNG”) investments in the United States, Canada, Chile, Equatorial Guinea and Trinidad and Tobago from July 2008 to July 2012. Prior to joining BG Group, Mr. Scoggins was Strategic Planning Manager and Community and Public Relations Manager with Marathon Oil from August 2005 until July 2008. Mr. Scoggins began his oil and gas career in 2004 with Bechtel Corporation as Project Controls Engineer residing in Equatorial Guinea, West Africa.

Mr. Scoggins served as a member of the board of directors of Ultra Petroleum Corp. from October 2018 until August 2020. Mr. Scoggins also served as a member of the board of directors of Amplify Energy Corp., where he was Chairman of the Audit Committee, from April 2017 until its merger with Midstates Petroleum Company, Inc. in August 2019. Mr. Scoggins is a member of Vanderbilt University’s College of Arts & Sciences Campaign Cabinet and an Advisory Board member of Georgetown University’s Master of Science in Foreign Service program.

Mr. Scoggins received his Bachelor of Science in Economics and History from Vanderbilt University, where he graduated Phi Beta Kappa and magna cum laude. He earned his Master of Science in Foreign Service with a focus on international business and development from Georgetown University.

The Board believes Mr. Scoggins’s significant financial and investment expertise as well as his operation and managerial experience in the upstream oil and gas exploration and production business provide him with the qualifications and skills to serve as a Company director.

The Board believes Mr. Wells’s public company experience, financial expertise, extensive industry experience and experience overseeing investments in the LNG sector provides him with the qualifications and skills to serve as a Company director.

Identification of EXECUTIVE OFFICERS

The names, ages as of March 22, 2022, position and other information concerning our executive officers are set forth below.

Name	Age	Position
Matthew K. Schatzman	56	Chairman and Chief Executive Officer
Brent E. Wahl (1)	52	Chief Financial Officer
Ivan Van der Walt (2)	47	Chief Operating Officer
Vera de Gyarfas (3)	55	General Counsel and Corporate Secretary

(1)

On January 18, 2021, the Board appointed Brent Wahl as the Chief Financial Officer of the Company, effective February 1, 2021. Benjamin Atkins served as the Chief Financial Officer of the Company until such date.

(2)	On June 17, 2021, the Board appointed Ivan Van der Walt as Chief Operating Officer of the Company, effective July 1, 2021.

(3)	On June 17, 2021, the Board appointed Vera de Gyarfas as General Counsel and Corporate Secretary of the Company, effective July 12, 2021. Krysta De Lima served as General Counsel and Corporate Secretary until such date.

Matthew K. Schatzman is the Company’s Chief Executive Officer. Mr. Schatzman previously served as the Company’s President from September 2017 until June 2019. Please refer to the section titled “Identification of Directors” for additional information with respect to Mr. Schatzman’s background and experience.

Brent E. Wahl is the Company’s Chief Financial Officer and was appointed to such office in February 2021. Mr. Wahl served as the Senior Vice President, Finance, of the Company from June 2019 until his appointment as Chief Financial Officer in February 2021. Prior to joining the Company, Mr. Wahl was a Senior Managing Director and Head of Midstream Investment Banking for North America at Macquarie Capital.  Mr. Wahl has more than 20 years of experience in the banking and energy industries, having also worked at JPMorgan Chase & Co. and Bank of America.  Mr. Wahl holds a Bachelor’s Degree in Economics from the University of Western Ontario and a Master’s Degree in Business Administration from the Richard Ivey School of Business at the University of Western Ontario.

Ivan Van der Walt is the Company’s Chief Operating Officer and was appointed to such office in July 2021. Mr. Van der Walt served as the Senior Vice President, Engineering and Construction, of the Company from July 2018 until his appointment as Chief Operating Officer in July 2021.  Prior to joining the Company, Mr. Van der Walt was a Deputy Project Director at Chicago Bridge & Iron Company (now McDermott International (“McDermott”)) from May 2016 until May 2018.  Mr. Van der Walt has nearly 30 years of experience in the oil and gas industry, including senior roles with McDermott and Chevron. He also previously served as chief executive of the Australasian division of the KNM Group. Mr. Van der Walt has management experience on multiple LNG projects including Darwin LNG, Woodside LNG Train 5, Pluto LNG, Gorgon LNG, and Cameron LNG. Mr. Van der Walt has provided dynamic and motivational leadership with a demonstrated ability to deliver results in diverse and challenging business environments and has successfully managed cross‐country pipelines and compressor station projects in support of the LNG and power industries. Mr. Van der Walt holds a Bachelor of Science in Engineering Technology.

Vera de Gyarfas is the Company's General Counsel and Corporate Secretary and was appointed to such office in July 2021. Ms. de Gyarfas has nearly 30 years of legal experience in the global energy industry having responsibility for oversight of all legal, corporate governance, compliance, litigation, regulatory, and outside counsel management. Prior to joining NextDecade, she was previously a partner in Mayer Brown LLP’s Houston office and a member of the firm’s Oil & Gas industry group from December 2019 to July 2021 and a partner in the Global Transactions practice group at King & Spalding LLP from January 2011 to December 2019. Ms. de Gyarfas has extensive LNG industry experience, including having represented Anadarko Petroleum Corporation as operator of the Area 1 Block and developer of an LNG project in Mozambique, structuring, and negotiating investments agreements, commercial contracts, LNG Sale and Purchase Agreements, and other activities in support of LNG project developers, buyers, and investors. Ms. de Gyarfas is U.S. Regional Director for the Association of International Petroleum Negotiators and Vice Chair of the International Committee of the Institute for Energy Law.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires Company directors, officers and persons owning more than ten percent (10%) of a registered class of Company equity securities to file reports of ownership and changes of ownership with the SEC. To our knowledge and based solely on the Company’s review of the Forms 3 and 4 and any amendments thereto and certain written representations from certain reporting persons that no other reports were required, the Company believes that directors, officers and stockholders owning more than ten percent (10%) of a registered class of Company equity securities complied with their Section 16(a) filing requirements applicable to them on a timely basis during the fiscal year ended December 31, 2021, except for Brent Wahl, who filed a late Form 4 with respect to the payment of withholding tax obligations associated with the vesting of a time-based restricted stock award on June 17, 2021.

Stockholder Nominees for Director

There have been no material changes to the procedures by which stockholders may recommend nominees to the Board.

Committees of the Board

The Board has an Audit Committee, a Nominating and Corporate Governance Committee, a Compensation Committee, a Finance and Risk Committee (the “F&R Committee”), and an Operations Committee.

Audit Committee

The Board has established the Audit Committee to assist in fulfilling the oversight responsibilities with respect to the Company’s accounting and financial reporting processes and its compliance with legal and financial regulatory requirements. The Audit Committee is currently comprised of Messrs. Kripalani, Scoggins, and Wells, with Mr. Wells serving as Chairman. The Audit Committee operates under a written charter adopted by the Board. The Board has determined that each director currently serving on the Audit Committee qualifies as an independent director under the rules and regulations of the SEC and Nasdaq with respect to audit committee membership. The Board has also determined that Mr. Wells qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K of the Exchange Act and possesses the requisite accounting or related financial management expertise as required under the Nasdaq listing standards. The Audit Committee met four times in 2021.

Nominating and Corporate Governance Committee

The Board has established the NCG Committee to assist in fulfilling oversight responsibilities with respect to the management of the Board’s organization, membership and structure, and corporate governance. The NCG Committee is currently comprised of Sir Frank and Messrs. Al Romaithi, Vrattos, and Wells. The NCG Committee operates under a written charter adopted by the Board.

The Board has determined each director currently serving on the NCG Committee qualifies as an independent director under the Nasdaq listing rules. The NCG Committee met twice in 2021.

Compensation Committee

The Board has established the Compensation Committee to assist in fulfilling the oversight responsibilities with respect to the Company’s employee compensation policies and practices and reviewing and approving incentive compensation and equity compensation policies and programs. The Compensation Committee is currently comprised of Messrs. Belke, Al Romaithi, and Kripalani, with Mr. Belke serving as Chairman. The Compensation Committee operates under a written charter adopted by the Board.

The Board has determined each director currently serving on the Compensation Committee qualifies as an independent director under the Nasdaq listing rules. The Compensation Committee met ten times in 2021.

F&R Committee

The Board has established the F&R Committee to assist in fulfilling the oversight responsibilities with respect to the Company’s financial planning, capital structure, liquidity, financings and other capital markets transactions, and risk management strategy, policies, procedures, measurement, and mitigation efforts, including insurance programs. The F&R Committee is currently comprised of Messrs. Belke, Al Romaithi, Kripalani, and Schatzman. The F&R Committee is charged, under its written charter, to assist the Board in fulfilling its responsibilities to oversee the Company’s capital plan, capital structure and management, risks and insurance programs.

Operations Committee

The Board has established the Operations Committee to assist in fulfilling oversight responsibilities with respect to the strategy and execution of the Company’s business plans. The Operations Committee is currently comprised of Sir Frank and Messrs. Belke, Kripalani, Schatzman, and Vrattos. Other Board members have standing invitations to attend all meetings of the Operations Committee. The Operations Committee is charged, under its written charter, to assist the Board and executive management in fulfilling its responsibilities to oversee the strategy and execution of the Company’s business plans.

Availability of Certain Committee Charters and Other Information

The charters for the Audit Committee, the NCG Committee, Compensation Committee, the Operations Committee, and the F&R Committee, as well as the Corporate Governance Guidelines, Code of Conduct and Ethics (the “Code of Conduct”), and Whistleblower Policy can be found, free of charge, on the Corporate Governance page under the “Investors” section of the Company’s website, www.next-decade.com. The Code of Conduct is applicable to all directors, officers and employees. The Company intends to disclose any changes to, or waivers from, the provisions of the Code of Conduct that would otherwise be required to be disclosed under Item 5.05 of a Form 8-K on the Company’s website. The Company will also provide printed copies of these materials to any stockholder or other interested person upon request to NextDecade Corporation, Attention: Vera de Gyarfas, General Counsel and Corporate Secretary, 1000 Louisiana Street, Suite 3900, Houston, Texas 77002. The information on the Company’s website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into this Annual Report on Form 10-K.

Item 11. EXECUTIVE COMPENSATION

As a “smaller reporting company”, we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies.”

2021 Summary Compensation Table

The following table sets forth all compensation paid, payable, awarded, granted, given, or otherwise provided, directly or indirectly, by the Company or its subsidiaries, in U.S. dollars, to the Company’s named executive officers.

					Stock
Name	Year	Salary ($)		Bonus ($) (1)	Awards ($)		Total ($)
Matthew K. Schatzman	2021	636,458		715,000	7,851,228	(2)	9,202,686
Chairman and Chief Executive Officer	2020	581,479	(3)	—	—		581,479

Brent E. Wahl	2021	375,000		360,000	2,386,442	(4)	3,121,442
Chief Financial Officer

Ivan Van der Walt	2021	396,667		387,000	2,697,578	(5)	3,481,245
Chief Operating Officer

(1)	Annual bonuses are paid in the first quarter following the applicable year of service.

(2)

The amount noted reflects the grant date fair value, based on the closing price of Company common stock on the date of grant, of (i) 123,500 shares that vest on the first anniversary of January 25, 2021, (ii) 225,800 RSUs (defined below) and (iii) 2,032,000 PSUs (defined below).

(3)	The amount noted reflects a voluntary ten percent reduction in base salary effective June 1, 2020 through the end of 2020 in connection with the 2019 novel coronavirus pandemic and its impact on the Company’s business and operating results.

(4)	The amount noted reflects the grant date fair value, based on the closing price of Company common stock on the date of grant, of (i) 32,000 shares that vest on the first anniversary of January 25, 2021, (ii) 50,000 shares that vest upon the FID Milestone, (iii) 65,600 RSUs (defined below) and (iv) 590,600 PSUs (defined below).

(5)	The amount noted reflects the grant date fair value, based on the closing price of Company common stock on the date of grant, of (i) 45,000 shares that vest in equal installments on the first, second and third anniversaries of January 4, 2021, (ii) 45,000 shares that vest upon the FID Milestone, (iii) 52,500 shares that vest on the first anniversary of January 25, 2021, (iv) 70,900 RSUs (defined below) and (iv) 637,900 PSUs (defined below).

Narrative Disclosure

2021 Employee Retention Incentive Plan

During 2021, the Board, following its review of an analysis of the compensation arrangements of the Company’s executive officers and employees performed by the Company’s independent compensation consultant, Meridian Compensation Partners, LLC, on the recommendation of the Compensation Committee, adopted an employee retention incentive plan (the “2021 ERIP”) under the Company's 2017 Omnibus Incentive Plan, as amended (the “2017 Equity Plan”), designed to enhance the Company’s ability to retain key employees and align executive compensation with performance to the Company’s stockholders.  Under the 2021 ERIP, the Company’s employees, including the named executive officers, received grants of two types of restricted stock units under the 2017 Equity Plan: time-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”).  Each restricted stock unit entitles the recipient to receive one share of the Company’s common stock upon satisfaction of the relevant conditions established pursuant to the applicable award. The RSUs vest ratably over a three-year period, with a third of the RSUs granted to an individual vesting on the successive anniversaries of the grant date.  The PSUs become earned to the recipient, but remain unvested, upon the achievement of either of two performance criteria: achievement of a final investment decision by the Board with respect to the first two trains of RGLNG (the “FID Trigger”) or achievement of certain trading prices of the Company’s common stock (the “Trading Price Triggers”). PSUs that become earned to the recipient vest ratably over a three-year period, with a third of such PSUs vesting on the successive anniversaries of the FID Trigger or Trading Price Trigger, as applicable. The forms of award agreement of the RSUs and PSUs are filed as Exhibits 10.32 and 10.33 to this Annual Report on Form 10-K.

The Company issued an aggregate of 7,153,500 restricted stock units in connection with the 2021 ERIP, of which 775,900 were RSUs and 6,377,600 were PSUs. The Company expects to utilize restricted stock units of both types as a key, long-term component of executive compensation going forward, in amounts and subject to the conditions to be established by the Compensation Committee.  The Company may also, from time to time, grant additional, similar time-based or performance-based awards to its employees, which may include its executive officers, with different vesting schedules or performance criteria, as appropriate, in any given year based on performance, retention needs or other factors that the Compensation Committee deems relevant.

Overview of Compensation for Matthew K. Schatzman, Chairman of the Board and Chief Executive Officer

Mr. Schatzman has served as Chief Executive Officer of the Company since February 2018. In June 2019, Mr. Schatzman was appointed Chairman of the Board. From September 2017 until his appointment as Chairman of the Board, Mr. Schatzman served as the Company’s President. The Schatzman Employment Agreement provided for a term through June 30, 2022 and will be automatically extended for additional one-year periods unless and until the Company or Mr. Schatzman gives to the other written notice at least one-hundred and eighty (180) days prior to the applicable renewal date of a decision not to renew for an additional year.  On September 27, 2021, the Nominating and Corporate Governance Committee approved an extension of the Schatzman Employment Agreement to June 30, 2023.

Effective January 1, 2019, the Schatzman Employment Agreement was amended to reflect (i) an increase in his annual base salary to $617,500 from $550,000 and (ii) an increase in his target annual bonus to 100% from 90% of his base salary based upon the achievement of performance targets established by the Board from time to time. Effective June 1, 2021, the Schatzman Employment Agreement was amended to reflect (i) an increase in his annual base salary to $650,000 and (ii) an increase in his target annual bonus to 110% of base salary based upon the achievement of performance targets established by the Board from time to time.

The Schatzman Employment Agreement entitled him to an incentive grant of restricted shares of Common Stock. Pursuant to a restricted stock award agreement dated January 8, 2018 (the “Schatzman Award Agreement”), the Company granted Mr. Schatzman: (i) 48,450 fully vested shares of Common Stock and (ii) 1,052,492 shares of Common Stock with vesting terms set forth in the Schatzman Award Agreement (the “Restricted Incentive Stock”). Pursuant to the Schatzman Employment Agreement, (i) an aggregate of 210,498 shares of the Restricted Incentive Stock vested in three equal annual installments beginning on September 18, 2019, (ii) 52,625 shares of Restricted Incentive Stock vested upon execution by the Company of a final agreement with an engineering, procurement and construction (EPC) contractor for an LNG facility, (iii) 210,498 shares of Restricted Incentive Stock will vest upon execution of one or more binding tolling or LNG sales and purchase agreements, with customary conditions precedent, providing for an aggregate of at least 3.825 million tons per annum, and (iv) 578,871 shares of Restricted Incentive Stock will vest upon a positive Final Investment Decision for an LNG project providing for an aggregate of at least 4 million tonnes per annum, in each case subject to continued service.

The Schatzman Employment Agreement also provides that if the Company at any time terminates Mr. Schatzman’s employment without Cause (as defined in the Schatzman Employment Agreement), or if Mr. Schatzman voluntarily terminates the agreement with Good Reason (as defined in the Schatzman Employment Agreement), Mr. Schatzman will be entitled to (i) a lump sum cash payment equal to the sum of his then current base salary for a period of 12 months, (ii) a pro-rata portion of his annual bonus for the fiscal year in which the termination occurs (based on an amount equal to his then applicable annual bonus target percentage multiplied by his then applicable base salary) and (iii) the full vesting of unvested Restricted Incentive Stock.

If the Company elects not to renew the Schatzman Employment Agreement by providing notice of non-renewal at least 180 days before the end of the then current term, Mr. Schatzman will be entitled to a lump sum cash payment equal to the sum of his then current base salary for a period of 12 months and a pro-rata portion of his annual bonus for the fiscal year in which the termination occurs (based on an amount equal to his then applicable annual bonus target percentage multiplied by his then applicable base salary). Mr. Schatzman’s prior grant of Restricted Incentive Stock, to the extent then vested, shall remain outstanding in accordance with their terms and any unvested Restricted Incentive Stock shall lapse and be forfeited.

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

Mr. Schatzman was awarded 2,257,800 restricted stock units pursuant to the 2021 ERIP, 90% of which were PSUs.

Overview of Compensation for Brent E. Wahl, Chief Financial Officer

Mr. Wahl currently serves as Chief Financial Officer of the Company. There is no employment agreement with Mr. Wahl and his employment is “at will.”

Mr. Wahl’s annual base salary effective for the year ended December 31, 2021 was $400,000. Mr. Wahl is eligible for an annual bonus with a target of 90% of his annual base salary based upon the achievement of performance targets established by the Board from time to time. There is no minimum threshold for any such bonus.

Mr. Wahl is eligible for health insurance and disability insurance and other customary employee benefits.

Mr. Wahl was awarded 656,200 restricted stock units pursuant to the 2021 ERIP, 90% of which were PSUs.

Overview of Compensation for Ivan Van der Walt, Chief Operating Officer

Mr. Van der Walt currently serves as Chief Operating Officer of the Company. There is no employment agreement with Mr. Van der Walt and his employment is “at will.”

Mr. Van der Walt’s annual base salary effective for the year ended December 31, 2021 was $430,000. Mr. Van der Walt is eligible for an annual bonus with a target of 90% of his annual base salary based upon the achievement of performance targets established by the Board from time to time. There is no minimum threshold for any such bonus.

Mr. Van der Walt is eligible for health insurance and disability insurance and other customary employee benefits.

Mr. Van der Walt was awarded 708,800 restricted stock units pursuant to the 2021 ERIP, 90% of which were PSUs.

Termination and Change in Control

The Schatzman Employment Agreement provides for the payment of certain severance benefits upon termination. For additional information about the payment of certain severance benefits upon termination, including in connection with a change of control, please see the overview of compensation for the Company’s named executive officers and the footnotes to the Outstanding Equity Awards Table.

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

Outstanding Equity Awards at Fiscal 2021 Year-End

The following table provides information concerning outstanding equity awards as of December 31, 2021 granted to the Company’s named executive officers.

Name	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($) (1)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($) (1)
Matthew K. Schatzman	349,300	(2)	995,505	2,821,369	(3)	8,040,902
Brent E. Wahl	147,600	(4)	420,660	740,600	(5)	2,110,710
Ivan Van der Walt	168,400	(6)	479,940	730,900	(7)	2,083,065

(1)	The market value of the unvested stock awards is based on the closing price of Common Stock on December 31, 2021 ($2.85).

(2)

Reflects the unvested portion of restricted stock or stock-based awards that vests as follows: (i) 123,500 shares vest on the first anniversary of January 25, 2021 and (ii) 225,800 RSUs that vest in three equal installments on the first, second and third anniversaries of August 2, 2021.

(3)

Reflects the unvested portion of the Restricted Incentive Stock that vests as follows: (i) 210,498 shares vest upon execution of one or more binding tolling or LNG sales and purchase agreements, with customary conditions precedent, providing for an aggregate of at least 3.825 million tons of LNG per annum (the “LNG SPA Milestone”) and (ii) 578,871 shares vest upon the affirmative vote of the Board to make a final investment decision on the Company's Rio Grande LNG project (the “FID Milestone”).  Also reflects 2,032,000 PSUs that vest ratably over a three-year period beginning on the first anniversary of the occurrence of the FID Trigger or the Trading Price Triggers.

(4)

Reflects the unvested portion of a restricted stock award that vests as follows: (i) 50,000 shares vest on the third anniversary of June 17, 2019, (ii) 32,000 shares vest on the first anniversary of January 25, 2021 and (iii) 65,600 RSUs that vest in three equal installments on the first, second and third anniversaries of August 2, 2021.

(5)	Reflects the unvested portion of restricted stock awards that vests as follows: (i) 150,000 shares vest upon the FID Milestone and (ii) 590,600 PSUs that vest ratably over a three-year period beginning on the first anniversary of the occurrence of the FID Trigger or the Trading Price Triggers.

(6)

Reflects the unvested portion of a restricted stock award that vests as follows: (i) 45,000 shares vest in three equal installments on the first, second and third anniversaries of January 4, 2021, (ii) 52,500 shares vest on the first anniversary of January 25, 2021 and (iii) 70,900 RSUs that vest in three equal installments on the first, second and third anniversaries of August 2, 2021.

(7)	Reflects the unvested portion of the Restricted Incentive Stock that vests as follows: (i) 14,400 shares vest upon the LNG SPA Milestone, (ii) 78,600 shares vest upon the FID Milestone and (iii) 637,900 PSUs that vest ratably over a three-year period beginning on the first anniversary of the occurrence of the FID Trigger or the Trading Price Triggers.

2017 Equity Plan

On December 15, 2017, the Company’s stockholders approved the 2017 Equity Plan and the 2017 Equity Plan became effective by its terms on such date. On June 15, 2020, the Company’s stockholders approved an amendment to the 2017 Equity Plan to increase the amount of awards thereunder that can be granted to the Company’s non-employee directors in any calendar year. On June 15, 2021, the Company's stockholders approved an amendment to the 2017 Equity Plan to increase the maximum number of shares available thereunder and remove certain individual limits on shares issuable under such plan during a calendar year. The purpose of the 2017 Equity Plan is to further align the interests of eligible participants with those of the Company’s stockholders by providing long-term incentive compensation opportunities tied to the performance of the Company and its Common Stock. Persons eligible to receive awards under the 2017 Equity Plan include our employees, non-employee members of the Board, consultants, or other personal service providers of the Company or any of its subsidiaries. Currently, the 2017 Equity Plan authorizes the issuance of up to 15,262,461 shares of Common Stock, subject to certain adjustments under the 2017 Equity Plan. Awards covering 8,465,332 shares of Common Stock were granted under the 2017 Equity Plan during the fiscal year 2021.

Equity Compensation Plan Information

The following provides certain aggregate information with respect to the Company’s equity compensation plans in effect as of December 31, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity Compensation Plans Approved by Security Holders	7,153,500	—	3,371,834	(1)
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	7,153,500	—	3,371,834

(1)	Consists of shares of Common Stock issuable in respect of outstanding awards granted under the 2017 Equity Plan.

DIRECTOR COMPENSATION

The following table details the compensation received by each non-employee member of the Board who has not been appointed to the Board pursuant to any agreement or arrangement with the Company (“At-large Director”) and who served during the fiscal year ended December 31, 2021.

Name	Fees Earned or paid in Cash ($)		Stock Awards ($)		Total ($)
Brian Belke	110,000	(1)	120,002	(2)	230,002
Sir Frank Chapman	95,000	(3)	120,002	(2)	215,002
Edward Andrew Scoggins, Jr.	56,000	(4)	84,001	(5)	140,001
L. Spencer Wells	115,000	(6)	120,002	(2)	235,002

(1)

The amount noted consists of (i) $80,000 paid as annual retainer fees, (ii) $15,000 paid for his service as the Chairman of the Compensation Committee, and (iii) $15,000 paid for his service as Chairman of the F&R Committee, all of which were earned and paid pursuant to the Company’s director compensation policy described below.

(2)

The amount noted reflects the grant date fair value, based on the closing price of Common Stock on the date of grant of $2.33 per share, of 51,503 restricted shares of Common Stock granted on January 31, 2021, which vested in four installments on March 31, 2021, June 30, 2021, September 30, 2021 and December 31, 2021.

(3)	The amount noted consists of (i) $80,000 paid as annual retainer fees and (ii) $15,000 paid for his service as the Chairman of the Nominating and Governance Committee, all of which were earned and paid pursuant to the Company’s director compensation policy described below.

(4)	The amount noted consists of annual retainer fees, pro-rated for partial service during 2021, of which were earned and paid pursuant to the Company's director compensation policy described below.

(5)	The amount noted reflects the grant date fair value, based on the closing price of Common Stock on the date of grant of $2.03 per share, of 41,380 restricted shares of Common Stock granted on May 7, 2021, which vested in three installments on June 30, 2021, September 30, 2021 and December 31, 2021.

(6)

The amount noted consists of (i) $80,000 paid as annual retainer fees, (ii) $15,000 paid as ad hoc committee fees, and (iii) $20,000 paid for his service as Chairman of the Audit Committee, all of which were earned and paid pursuant to the Company’s director compensation policy described below.

Narrative Discussion

Effective October 2019, the Board, following its review of an analysis of a selected group of energy and general industry companies’ director compensation programs performed by the Company’s independent compensation consultant, Meridian Compensation Partners, LLC, on the recommendation of the Compensation Committee, adopted a director compensation policy (the “Director Compensation Policy”) designed to provide a total compensation package that enables the Company to attract and retain, on a long-term basis, highly qualified At-large Directors. Under the Director Compensation Policy, which was amended in December 2019 to modify the form and timing of consideration paid thereunder, each At-large Director is paid an annual cash retainer of $80,000 (the “Annual Board Cash Retainer”), which At-large Directors may elect to receive in the form of shares of restricted stock in lieu of cash, and an annual cash retainer of $15,000 for each standing committee of the Board of which such director serves as the chairperson, except that the chairperson of the Audit Committee is entitled to receive an annual cash retainer of $20,000. The annual cash retainers are prorated for partial years of service. In addition, under the Director Compensation Policy, each At-large Director will be granted, in one or more installments, a number of shares of Common Stock equal to $120,000 divided by the closing price of the Common Stock on Nasdaq on the date of such grant or, if such grant date was not a trading day, then the last trading day occurring prior to such grant date. The awards of shares of restricted Common Stock to be issued will be prorated based on the actual days of service on the Board and the terms and conditions of such awards, including vesting terms and transferability, will be as set forth in the Company’s standard award agreement, in the form adopted from time to time by the Board or the Compensation Committee, provided, that all such awards shall vest during the year in which they are granted. The shares of Common Stock issued under the Director Compensation Policy are issued under and subject to the 2017 Equity Plan or any successor plan. There are no per meeting attendance fees for At-large Directors for attending Board meetings. Each director of the Company, including Board observers, are entitled to receive reimbursement of all reasonable out-of-pocket expenses incurred in connection with attending meetings of the Board. Such reimbursement is in addition to the compensation provided for the Director Compensation Policy.

The Company adopted a stock ownership policy for At-large Directors in December 2019. Pursuant to such policy, At-large Directors are expected to own a number of shares of Common Stock equal to five times the Annual Board Cash Retainer divided by the closing price of the Common Stock on Nasdaq on the date of calculation. The number of shares of Common Stock to be held by At-large Directors will be calculated on the first trading day of each calendar year based on such shares’ fair market value. Each At-large Director is expected to satisfy the stock ownership requirement within three years of the date such individual became subject to the policy or the date of any increase in the Annual Board Cash Retainer.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our voting securities as of March 22, 2022:

•	each person who is known to us to be the beneficial owner of more than 5% of our voting securities;
•	each of our directors; and
•	each of our named executive officers and all executive officers and directors as a group.

Such table is based on information supplied by officers, directors, principal stockholders and the Company’s transfer agent, and information contained in Schedules 13D and 13G filed with the SEC.

Unless otherwise indicated, each person named below has an address in care of our principal executive offices and has sole power to vote and dispose of the shares of voting securities beneficially owned by them, subject to community property laws where applicable.  Amounts in the table below do not include restricted stock units that do not include the right to vote shares of common stock that may be delivered at settlement thereof.

	Shares of common stock beneficially owned(**)		Percentage of common stock beneficially owned(%)	Shares of Series A Convertible Preferred Stock beneficially owned(**)		Percentage of Series A Convertible Preferred Stock beneficially owned(%)	Shares of Series B Convertible Preferred Stock beneficially owned(**)		Percentage of Series B Convertible Preferred Stock beneficially owned(%)	Shares of Series C Convertible Preferred Stock beneficially owned(**)		Percentage of Series C Convertible Preferred Stock beneficially owned(%)
Name
Executive Officers and Directors:
Matthew K. Schatzman	1,189,779	(1)	1.0%	—		—%	—		—%	—		—%
Brent E. Wahl	284,891	(2)	* %	—		—%	—		—%	—		—%
Ivan Van der Walt	256,253	(3)	* %	—		—%	—		—%	—		—%
Avinash Kripalani	—		—%	—		—%	—		—%	—		—%
William Vrattos	—		—%	—		—%	—		—%	—		—%
Brian Belke	258,365		* %	—		—%	—		—%	—		—%
L. Spencer Wells	186,834		* %	—		—%	—		—%	—		—%
Seokwon Ha	—		—%	—		—%	—		—%	—		—%
Khalifa Abdulla Al Romaithi	—		—%	—		—%	—		—%	—		—%
Sir Frank Chapman	196,029		* %	—		—%	—		—%	—		—%
Edward Andrew Scoggins, Jr.	95,679		* %	—		—%	—		—%	—		—%
All directors and executive officers as a group (11 persons)	2,467,830		2.0%	—		—%	—		—%	—		—%
5% Stockholders:
Ninteenth Investment Company	10,871,932	(4)	8.8%	—		—%	—		—%	—		—%
YCMGA Entities	54,337,479	(5)	44.0%	15,152	(6)	20.0%	6,933	(7)	9.6%	13,409	(8)	24.5%
Valinor Entities	14,737,363	(9)	11.9%	5,181	(10)	6.8%	6,932	(11)	9.6%	—		—%
Bardin Hill Entities	9,594,203	(12)	7.8%	2,486	(13)	3.2%	4,564	(14)	6.2%	2,793	(15)	5.1%
HGC NEXT INV LLC (16)	788,220		* %	53,119	(17)	70.0%	10,610	(17)	14.6%	—		—%
BlackRock, Inc. (18)	1,780,803		1.4%	—		—%	43,517		60.0%	—		—%
Avenue Energy Opportunities Fund II, L.P. (19)	—		—%	—		—%	—		—%	16,813	(17)	30.8%
OGCI Climate Investments Holding LLP (20)	—		—%	—		—%	—		—%	11,110	(17)	20.4%
TEP Next Decade, LLC (21)	—		—%	—		—%	—		—%	10,462	(17)	19.2%

*	Indicates beneficial ownership of less than 1% of the total outstanding Common Stock.

**

“Beneficial ownership” is a term broadly defined by the SEC in Rule 13d-3 under the Exchange Act and includes more than typical forms of stock ownership, that is, stock held in the person’s name. The term also includes what is referred to as “indirect ownership,” meaning ownership of shares as to which a person has or shares investment or voting power. For purposes of this table, shares of Common Stock not outstanding that are subject to options, warrants, rights or conversion privileges exercisable within 60 days of March 22, 2022 are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. Since the Series A Preferred Stock, the Series B Preferred Stock, the Series C Preferred Stock, the warrants issued together with the Series B Preferred Stock (the “Series B Warrants”), and the Series C Warrants are not convertible into, or exercisable for, Common Stock within 60 days of March 22, 2022, shares of Common Stock issuable upon such conversion or exercise are not reflected as beneficially owned by the respective principal stockholders in the table above.

(1)	Includes 789,369 shares of restricted stock subject to performance-based vesting requirements issued under the 2017 Equity Plan.

(2)	Includes 50,000 shares of restricted stock subject to time-based vesting requirements and 150,000 shares of restricted stock subject to performance-based vesting requirements, in each case issued under the 2017 Equity Plan.

(3)	Includes 30,000 shares of restricted stock subject to time-based vesting requirements and 93,000 shares of restricted stock subject to performance-based vesting requirements, in each case issued under the 2017 Equity Plan.

(4)

Ninteenth is a limited liability company organized under the laws of the Emirate of Abu Dhabi. Mubadala Investment Company PJSC, a public joint stock company established under the laws of the Emirate of Abu Dhabi, is the sole owner of Mamoura Diversified Global Holding PJSC, a public joint stock company established under the laws of the Emirate of Abu Dhabi, which owns 99% of Ninteenth.  Accordingly, Mubadala Investment Company PJSC and Mamoura Diversified Global Holding PJSC may be deemed to have shared voting and investment power over the shares held by Ninteenth. Ninteenth’s address is Al Mamoura A, P.O. Box 45005, Abu Dhabi, United Arab Emirates.

(5)

Consists of 12,628,348 shares of Common Stock held by York Credit Opportunities Investments Master Fund, L.P.; 2,522,723 shares of Common Stock held by York European Distressed Credit Fund II, L.P.; 13,567,803 shares of Common Stock held by York Multi-Strategy Master Fund, L.P.; 11,751,923 shares of Common Stock held by York Credit Opportunities Fund, L.P.; 5,705,260 shares of Common Stock held by York Capital Management, L.P.; and 8,161,422 shares of Common Stock held by York Select Strategy Master Fund L.P. (together with York Tactical Energy Fund, L.P. (“York Tactical”) and York Tactical Energy Fund PIV-AN, L.P. (“York Tactical PIV”), the “YCMGA Entities”).  York Capital Management Global Advisors, LLC (“YCMGA”) is the senior managing member of the general partner of each of the YCMGA Entities.  James G. Dinan is the chairman of, and controls, YCMGA. Each of YCMGA and James G. Dinan has voting and investment power with respect to the securities owned by each of the YCMGA Entities and may be deemed to be beneficial owners thereof. Each of YCMGA and James G. Dinan disclaims beneficial ownership of the reported securities except to the extent of their pecuniary interests therein. The business address of the YCMGA Entities is 767 Fifth Avenue, 17th Floor, New York, NY 10153.

(6)

Consists of 3,850 shares of Series A Preferred Stock held by York Credit Opportunities Investments Master Fund, L.P.; 770 shares of Series A Preferred Stock held by York European Distressed Credit Fund II, L.P.; 4,137 shares of Series A Preferred Stock held by York Multi-Strategy Master Fund, L.P.; 3,580 shares of Series A Preferred Stock held by York Credit Opportunities Fund, L.P.; and 2,815 shares of Series A Preferred Stock held by York Capital Management, L.P.  None of such shares are convertible into shares of Common Stock within 60 days of March 22, 2022.

(7)

Consists of 2,309 shares of Series B Preferred Stock held by York Tactical and 4,624 shares of Series B Preferred Stock held by York Tactical PIV (together with York Tactical, the “York Tactical Energy Funds”). None of such shares are convertible into shares of Common Stock by the holder within 60 days of March 22, 2022.

(8)

Consists of 2,235 shares of Series C Preferred Stock held by York European Distressed Credit Fund II, L.P.; 963 shares of Series C Preferred Stock held by York Capital Management, L.P.; 1,563 shares of Series C Preferred Stock held by York Credit Opportunities Fund, L.P.; 1,787 shares of Series C Preferred Stock held by York Credit Opportunities Investment Master Fund, L.P.; 1,270 shares of Series C Preferred Stock held by York Multi-Strategy Master Fund, L.P.; 1,863 shares of Series C Preferred Stock held by York Tactical; and 3,728 shares of Series C Preferred Stock held by York Tactical PIV. None of such shares are convertible into shares of Common Stock by the holder within 60 days of March 22, 2022.

(9)

Consists of 10,904,733 shares of Common Stock held by Valinor Capital Partners Offshore Master Fund, L.P. (“Valinor Offshore Master”) and 3,832,630 shares of Common Stock held by Valinor Capital Partners, L.P. (“Valinor Capital” and, together with Valinor Offshore Master, the “Valinor Entities”).  Valinor serves as investment manager to each of the Valinor Entities. David Gallo is the Founder, Managing Partner, and Portfolio Manager of Valinor and is the managing member of Valinor Associates, LLC (“Valinor Associates”), which serves as general partner to Valinor Capital Partners, L.P. and Valinor Capital Partners Offshore Master Fund, L.P.. Each of Valinor Management, Valinor Associates and David Gallo may be deemed to beneficially own the securities held by such fund and each of Valinor Management, Valinor Associates and David Gallo disclaims beneficial ownership of the reported securities, except to the extent of its or his pecuniary interest.  The business address of the Valinor Entities is 510 Madison Avenue, 25th Floor, New York, NY 10022.

(10)

Consists of 3,836 shares of Series A Preferred Stock held by Valinor Capital Partners Offshore Master Fund, L.P. and 1,345 shares of Series A Preferred Stock held by Valinor Capital Partners, L.P. None of such shares are convertible into shares of Common Stock within 60 days of March 22, 2022.

(11)

Consists of 5,134 shares of Series B Preferred Stock held by Valinor Capital Partners Offshore Master Fund, L.P. and 1,798 shares of Series B Preferred Stock held by Valinor Capital Partners, L.P. None of such shares are convertible into shares of Common Stock by the holder within 60 days of March 22, 2022.

(12)

Consists of 332,852 shares of Common Stock held by Bardin Hill Event-Driven Master Fund LP; 4,113,065 shares of Common Stock held by HCN L.P.; 658,259 shares of Common Stock held by First Series of HDML Fund I LLC (“First Series HDML” and, together with Bardin Hill Event-Driven and First Series HDM, the “Bardin Hill Series B Purchasers”); 2,641,178 shares of Common Stock held by Halcyon Mount Bonnell Fund LP (“Halcyon Mount Bonnell”); and 1,741,349 shares of Common Stock held by Halcyon Energy, Power, and Infrastructure Capital Holdings LLC (together with the Bardin Hill Series B Purchasers and Halcyon Mount Bonnell, the “Bardin Hill Entities”). Beneficial ownership includes 107,500 shares of Common Stock issuable upon exercise of warrants held by Bardin Hill Event-Driven Master Fund LP. Bardin Hill serves as the investment manager to each of the Bardin Hill Entities. Investment decisions of Bardin Hill are made by one or more of its portfolio managers, including Jason Dillow, Kevah Konner, John Greene and Pratik Desai, each of whom has individual decision-making authority.  Jason Dillow is the Chief Executive Officer and Chief Investment Officer of Bardin Hill. Each of Bardin Hill, HCN GP LLC (in the case of HCN LP), Bardin Hill Fund GP LLC (in the case of Bardin Hill Event-Driven Master Fund LP,  First Series of HDML Fund I LLC and Halcyon Mount Bonnell Fund LP), Jason Dillow, Kevah Konner, John Greene and Pratik Desai may be deemed to beneficially own the securities held by such Bardin Hill Entity and each of Bardin Hill, HCN GP LLC, Bardin Hill Fund GP LLC, Jason Dillow, Kevah Konner,  John Greene and Pratik Desai disclaims beneficial ownership of the reported securities, except to the extent of its or his pecuniary interest.  The business address of the Bardin Hill Entities is 299 Park Avenue, 24th Floor, New York, NY 10171.

(13)

Consists of 710 shares of Series A Preferred Stock held by First Series of HDML Fund I LLC; 224 shares of Series A Preferred Stock held by Bardin Hill Event-Driven Master Fund LP; and 1,552 shares of Series A Preferred Stock held by HCN L.P.  None of such shares are convertible into shares of Common Stock by the holder within 60 days of March 22, 2022.

(14)

Consists of 2,772 shares of Series B Preferred Stock held by First Series of HDML Fund I LLC; 244 shares of Series B Preferred Stock held by Bardin Hill Event-Driven Master Fund LP; and 1,548 shares of Series B Preferred Stock held by HCN L.P. None of such shares are convertible into shares of Common Stock by the holder within 60 days of March 22, 2022.

(15)

Consists of 255 shares of Series C Preferred Stock held by Bardin Hill Event-Driven Master Fund LP and 2,538 shares of Series C Preferred Stock held by HCN L.P. None of such shares are convertible into shares of Common Stock by the holder within 60 days of March 22, 2022.

(16)

HGC is a Delaware limited liability company. Haeyoung Lee is the sole Manager and the President of HGC and may be deemed to have voting and investment power over the shares held by HGC.  HGC’s address is 300 Frank W. Burr Blvd., Suite 52, Teaneck, New Jersey 07666.

(17)	None of such shares are convertible into shares of Common Stock by the holder within 60 days of March 22, 2022.

(18)

The registered holders of the referenced shares are the following funds and accounts under management by investment adviser subsidiaries of BlackRock, Inc.:  ABR PE Investments II, LP, BOPA1, L.P., Coastline Fund, L.P., Fair Lane Investment Partners, L.P., Multi-Alternative Opportunities Fund (A), L.P., Multi-Alternative Opportunities Fund (B), L.P., Investment Partners V (A), LLC and SUNROCK DISCRETIONARY CO-INVESTMENT FUND II, LLC.  BlackRock, Inc. is the ultimate parent holding company of such investment adviser entities.  On behalf of such investment adviser entities, the applicable portfolio managers, as managing directors (or in other capacities) of such entities, and/or the applicable investment committee members of such funds and accounts, have voting and investment power over the shares held by the funds and accounts which are the registered holders of the reported securities. Such portfolio managers and/or investment committee members expressly disclaim beneficial ownership of the reported securities held by such funds and accounts. The address of such funds and accounts, such investment adviser subsidiaries and such portfolio managers and/or investment committee members is 55 East 52nd Street, New York, New York 10055. Shares listed in the table as beneficially owned may not incorporate all shares deemed to be beneficially held by BlackRock, Inc. None of such shares are convertible into shares of Common Stock by the holder within 60 days of March 22, 2022.

(19)

Avenue Capital Management II, L.P., in its capacity as investment manager, trading advisor, and/or general partner, may be deemed the beneficial owners of the shares held by Avenue Energy Opportunities Fund II, L.P. Avenue Capital Management II GenPar, LLC is the general partner of Avenue Capital Management II, L.P. Marc Lasry is the managing member of Avenue Capital Management II GenPar, LLC. Mr. Lasry may be deemed to be the indirect beneficial owner of the securities reported by the Avenue Energy Opportunities Fund II, L.P. by reason of his ability to direct the vote and/or disposition of such securities, and his pecuniary interest in such shares (within the meaning of Rule 16a-1(a)(2) under the Exchange Act) is a fractional interest in such amount. Mr. Lasry disclaims beneficial ownership of such shares. The address of Avenue Energy Opportunities Fund II, L.P. is 11 West 42nd Street, 9th Floor, New York, NY 10036.

(20)

The registered holder of the referenced shares is OGCI. OGCI Climate Investments LLP, a limited liability partnership organized under the laws of England and Wales (“OGCI Parent”), controls OGCI by ownership of more than 99% of its equity and the ability to direct its management, including investment decisions. Pratima Rangarajan, in her capacity as CEO of OGCI and of OGCI Parent, exercises control over certain of their voting and investment decisions, including with respect to the referenced shares. Accordingly, OGCI Parent and Ms. Rangarajan may each be deemed to have shared voting and investment power over, and beneficial ownership (as defined by SEC Rule 13d–3 under the Exchange Act) of, the referenced shares held by OGCI.  The address of each of OGCI, OGCI Parent and Ms. Rangarajan is 11-12 St. James’s Square, London SW1Y 4LB, United Kingdom.

(21)	TEP Next Decade, LLC (“TEP Next Decade”) is a Delaware limited liability company. TEP Next Decade is an affiliate of Energy & Power Transition Partners, LLC (“EPTP”) and EPTP may be deemed to have voting and investment power over the shares held by TEP Next Decade. TEP Next Decade’s address is 321 N. Clark Street, Suite 2440, Chicago, IL 60654.

Item 13. Certain Relationships and Related TRANSACTIONS, AND DIRECTOR INDEPENDENCe

The Board undertook a review of the independence of our directors and considered whether any director has a material relationship with us that could compromise his ability to exercise independent judgment in carrying out his responsibilities. The Board considered the relationships that each director has with us and all other facts and circumstances the Board deemed relevant in determining his independence, including the beneficial ownership of Voting Shares owned by each director. Based upon information requested from and provided by each director concerning his background, employment, affiliations and stock ownership, the Board has determined that each of Sir Frank and Messrs. Al Romaithi, Belke, Jun, Kripalani, Scoggins, Vrattos, and Wells is independent under the Nasdaq listing rules. The Board also determined that Thanasi Skafidas, who resigned from the Board on April 16, 2021, was independent under the Nasdaq listing rules.

Mr. Schatzman is not an independent director under the Nasdaq listing rules because he currently serves as the Chief Executive Officer of the Company.

The Board adopted a written Related Person Transaction Policy in October 2017, which addresses the reporting, review and approval or ratification of transactions with related persons. Although related person transactions can involve potential or actual conflicts of interest, the Company recognizes that such transactions may occur in the normal course of business or provide an opportunity that is in the best interests of the Company. The Related Person Transaction Policy is not designed to prohibit related person transactions; rather, it is to provide for timely internal review of prospective transactions, approval or ratification of transactions and appropriate oversight and public disclosure of transactions.

Pursuant to the Related Person Transaction Policy, any transaction or arrangement or series of transactions or arrangements between the Company, any subsidiary of the Company or any other company controlled by the Company participates, whether or not the Company is a party, and a “related person” in which such person will have a material direct or indirect interest must be submitted to the disinterested members of the Board for review, approval or ratification. A “related person” means any director, director nominee or executive officer of the Company, any holder of more than 5% of the outstanding voting securities of the Company, or any immediate family member of the foregoing persons.

The disinterested members of the Board will consider all relevant factors when determining whether to approve or ratify a related person transaction, including whether such transaction is in, or not inconsistent with, the best interests of the Company, and whether such transaction is comparable to a transaction that could be available on an arms-length basis or is on terms that the Company offers generally to persons who are not related persons and whether such transaction. Specific types of transactions are excluded from the Related Person Transaction Policy, such as, for example, transactions in which the related person’s interest arises solely from his or her service as a director of, or direct or indirect ownership of less than a ten percent (10%) equity interest in, another entity that is a party to the transaction.

In addition to the Related Person Transaction Policy, the Code of Conduct requires that conflicts of interests involving persons other than directors, director nominees and executive officers must be approved by the Operations Committee.

The following is a discussion of transactions since January 1, 2020 between the Company and its executive officers, directors and stockholders owning 5% or more of the Common Stock:

Series C Preferred Stock Offerings

In March 2021, the Company entered into a Series C Preferred Stock Purchase Agreement with each of (i) the York Series C Purchasers and (ii) the Bardin Hill Series C Purchasers (together with the York Series C Purchasers, the “Series C Fund Purchasers”) pursuant to which the Company sold an aggregate of 14,500 shares of Series C Preferred Stock at $1,000.00 per share for an aggregate purchase price of $14.5 million, issued the Series C Warrants and issued an additional 290 shares of Series C Preferred Stock in aggregate as origination fees to the Series C Fund Purchasers.

The terms of the Series C Warrants are set forth in Warrant Agreements delivered to each of the Series C Fund Purchasers. Under such Warrant Agreements, the Series C Warrants issued to the Series C Fund Purchasers represent the right to acquire a number of shares of Common Stock equal to approximately 41 basis points (0.41%) in the aggregate of the fully diluted shares of all outstanding shares of Common Stock on the exercise date with a strike price of $0.01 per share. The Series C Warrants have a fixed three-year term commencing on the closing date of the Series C Preferred Stock Offering. The Series C Warrants may only be exercised by holders at the expiration of such three-year term; however, the Company can force exercise of the Series C Warrants prior to expiration of such term if the volume weighted average trading price of shares of Common Stock for each trading day during any 60 of the prior 90 trading days is equal to or greater than 175% of the then applicable conversion price of the Series A Preferred Stock and the Series B Preferred Stock and the Company simultaneously elects to force a mandatory exercise of all other warrants then-outstanding and unexercised and held by any holder of parity stock.

In connection with the closing of the Series C Preferred Stock Offering, the Company and the Series C Fund Purchasers entered into registration rights agreements (the “Series C Preferred Stock Registration Rights Agreements”). Pursuant to the Series C Preferred Stock Registration Rights Agreements, the Company agreed to, among other things, file with the SEC a shelf registration statement to permit the public resale of shares of Common Stock underlying (i) the Series C Preferred Stock (including any Common Stock underlying the Series C Preferred Stock issued as payment-in-kind dividends) issued pursuant to the Series C Preferred Stock Purchase Agreements and (ii) the Series C Warrants (the securities described in clauses (i) and (ii), the “Series C Registrable Securities”). Further, the Company agreed to keep such shelf registration statement effective until the earlier of (i) the date all such Series C Registrable Securities ceased to be Series C Registrable Securities and (ii) the date all such Series C Registrable Securities covered by such shelf registration statement can be sold publicly without restriction or limitation under Rule 144 of the Securities Act, and without the requirement to be in compliance with Rule 144(c)(1) under the Securities Act.

Independence of Directors

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Grant Thornton was the Company’s independent registered public accounting firm for the years ended December 31, 2021 and 2020.

The following table presents fees for professional audit services rendered by Grant Thornton for the audit of the Company’s annual financial statements for the year ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Audit fees (1)	$375,000	$220,000
Audit-related fees	—	—
Tax fees	—	—
Other fees	—	—
Total	$375,000	$220,000

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

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee is responsible for the appointment, retention, termination, compensation and oversight of the independent auditors. The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. Requests for approval are generally submitted at a meeting of the Audit Committee. The Audit Committee may delegate pre-approval authority to a committee member, provided that any decisions made by such member shall be presented to the full committee at its next scheduled meeting. The Audit Committee pre-approved all audit services provided by Grant Thornton during 2021 pursuant to this policy.

Part IV

Item 15.   Exhibit and Financial Statement Schedules

(a)	Financial Statements, Schedules and Exhibits

(1)	Financial Statements – NextDecade Corporation and Subsidiaries:

(2)	Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(3)	Exhibits:

Exhibit No.	Description
3.1(1)	Second Amended and Restated Certificate of Incorporation of NextDecade Corporation, dated July 24, 2017
3.2(2)	Amended and Restated Bylaws of NextDecade Corporation, dated July 24, 2017
3.3(3)	Certificate of Designations of Series A Convertible Preferred Stock, dated August 9, 2018
3.4(4)	Certificate of Designations of Series B Convertible Preferred Stock, dated September 28, 2018
3.5(5)	Certificate of Designations of Series C Convertible Preferred Stock dated March 17, 2021
3.6(6)	Certificate of Amendment to Certificate of Designations of Series A Convertible Preferred Stock, dated July 12, 2019
3.7(7)	Certificate of Amendment to Certificate of Designations of Series B Convertible Preferred Stock, dated July 12, 2019
3.8(8)	Certificate of Increase to Certificate of Designations of Series A Convertible Preferred Stock of NextDecade Corporation, dated July 15, 2019
3.9(9)	Certificate of Increase to Certificate of Designations of Series B Convertible Preferred Stock of NextDecade Corporation, dated July 15, 2019
3.10(10)	Amendment No. 1 to the Amended and Restated Bylaws of NextDecade Corporation, dated March 3, 2021
4.1(11)	Specimen Common Share Certificate
4.2(12)	Specimen IPO Warrant Certificate
4.3(13)	Form of Warrant Agreement between Harmony Merger Corp. and Continental Stock Transfer & Trust Company
4.4(14)	Form of Warrant Agreement for the Series A Warrants
4.5(15)	Form of Warrant Agreement for the Series B Warrants
4.6(16)	Form of Warrant Agreement for the Series C Warrants
4.7(17)	Description of Common Stock of NextDecade Corporation Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1(18)†	Employment Agreement, dated September 8, 2017, between NextDecade Corporation and Matthew K. Schatzman
10.2(19)†	NextDecade Corporation 2017 Omnibus Incentive Plan
10.3(20)†	Form of Restricted Stock Award Agreement
10.4(21)	Form of Registration Rights Agreement for purchasers of Series A Preferred Stock
10.5(22)	Purchaser Rights Agreement by and between NextDecade Corporation and HGC NEXT INV LLC
10.6(23)	Form of Registration Rights Agreement for purchasers of Series B Preferred Stock
10.7(24)	Form of Purchaser Rights Agreement for purchasers of Series B Preferred Stock
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

10.11(28)†	Amendment No. 1 to Employment Agreement, effective January 1, 2019, by and between NextDecade Corporation and Matthew K. Schatzman
10.12(29)+	Lease Agreement, made and entered into March 6, 2019, by and between Brownsville Navigation District of Cameron County, Texas and Rio Grande LNG, LLC
10.13(30)+	Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Trains 1 and 2 of the Rio Grande Natural Gas Liquefaction Facility by and between Rio Grande LNG, LLC as Owner and Bechtel Oil, Gas and Chemicals, Inc. as Contractor, dated as of May 24, 2019
10.14(31)+	Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Train 3 of the Rio Grande Natural Gas Liquefaction Facility by and between Rio Grande LNG, LLC as Owner and Bechtel Oil, Gas and Chemicals, Inc. as Contractor, dated as of May 24, 2019
10.15(32)†	Form of Non-Affiliate Director Restricted Stock Award Agreement
10.16(33)	Purchaser Rights Agreement, dated October 28, 2019, by and between NextDecade Corporation and Ninteenth Investment Company
10.17(34)	Registration Rights Agreement, dated October 28, 2019, by and between NextDecade Corporation and Ninteenth Investment Company
10.18(35)†	Director Compensation Policy
10.19(36)+	Omnibus Agreement, entered into as of February 13, 2020, between NextDecade LNG, LLC and Spectra Energy Transmission II, LLC.
10.20(37)+	Precedent Agreement for Firm Natural Gas Transportation Service, made and entered into as of March 2, 2020, by and between Rio Grande LNG Gas Supply LLC and Rio Bravo Pipeline Company, LLC.
10.21(38)+	Precedent Agreement for Natural Gas Transportation Service, made and entered into as of March 2, 2020, by and between Rio Grande LNG Gas Supply LLC and Valley Crossing Pipeline, LLC.
10.22(39)	First Amendment to Lease Agreement, made and entered into as of April 30, 2020, by and between Brownsville Navigation District of Cameron County, Texas and Rio Grande LNG, LLC.
10.23(40)+	First Amendment to the Fixed Priced Turnkey Agreement for the Engineering, Procurement and Construction of Trains 1 and 2 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of April 22, 2020, by and between Rio Grande LNG, LLC and Bechtel, Oil, Gas and Chemicals, Inc.
10.24(41)+	First Amendment to the Fixed Priced Turnkey Agreement for the Engineering, Procurement and Construction of Train 3 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of April 22, 2020, by and between Rio Grande LNG, LLC and Bechtel, Oil, Gas and Chemicals, Inc.
10.25(42)	Second Amendment to the Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Trains 1and 2 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of October 5, 2020, by and between Rio Grande LNG, LLC and Bechtel, Oil, Gas and Chemicals, Inc.
10.26(43)	Second Amendment to the Fixed Priced Turnkey Agreement for the Engineering, Procurement and Construction of Train 3 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of October 5, 2020, by and between Rio Grande LNG, LLC and Bechtel, Oil, Gas and Chemicals, Inc.
10.27(44)†	Amendment No. 2 to Employment Agreement, dated June 2, 2021, by and between NextDecade Corporation and Matthew K. Schatzman
10.28(45)	Third Amendment to the Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Trains 1and 2 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of March 5, 2021, by and between Rio Grande LNG, LLC and Bechtel, Oil, Gas and Chemicals, Inc.
10.29(46)	Third Amendment to the Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Train 3 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of March 5, 2021, by and between Rio Grande LNG, LLC and Bechtel, Oil, Gas and Chemicals, Inc.
10.30(47)	Form of Series C Convertible Preferred Stock Purchase Agreement, dated as of March 17, 2021
10.31(48)	Form of Registration Rights Agreement for purchasers of Series C Preferred Stock
10.32*†	Form of time-based restricted stock unit agreement
10.33*†	Form of performance-based restricted stock unit agreement

21.1*	Subsidiaries of the Company
23.1*	Consent of Grant Thornton LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K, filed July 28, 2017.
(2)	Incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K, filed July 28, 2017.
(3)	Incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-3, filed December 20, 2018.
(4)	Incorporated by reference to Exhibit 3.4 of the Company's Quarterly Report on Form 10-Q, filed November 9, 2018.
(5)	Incorporated by reference to Exhibit 3.1 of the Company's Form 8-K, filed March 18, 2021.
(6)	Incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K, filed July 15, 2019.
(7)	Incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K, filed July 15, 2019.
(8)	Incorporated by reference to Exhibit 3.7 of the Company's Quarterly Report on Form 10-Q, filed August 6, 2019.
(9)	Incorporated by reference to Exhibit 3.8 of the Company's Quarterly Report on Form 10-Q, filed August 6, 2019.
(10)	Incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K, filed March 4, 2021.
(11)	Incorporated by reference to Exhibit 4.1 of the Company's Form 10-K, filed March 3, 2020.
(12)	Incorporated by reference to Exhibit 4.3 of the Amendment No. 7 to the Company's Registration Statement on Form S-1, filed March 13, 2015.
(13)	Incorporated by reference to Exhibit 4.4 of the Amendment No. 7 to the Company's Registration Statement on Form S-1, filed March 13, 2015.
(14)	Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K, filed August 7, 2018.
(15)	Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K, filed August 24, 2018
(16)	Incorporated by reference to Exhibit 4.1 of the Company's Form 8-K, filed March 18, 2021.
(17)	Incorporated by reference to Exhibit 4.6 of the Company's Form 10-K, filed March 3, 2020.
(18)	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed September 11, 2017.
(19)	Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-8, filed December 15, 2017.
(20)	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, filed December 20, 2017.
(21)	Incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K, filed August 7, 2018.
(22)	Incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K, filed August 7, 2018.
(23)	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, filed August 24, 2018.
(24)	Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K, filed August 24, 2018.
(25)	Incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K, filed March 6, 2019.
(26)	Incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K, filed March 6, 2019.
(27)	Incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K, filed March 6, 2019.
(28)	Incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K, filed March 6, 2019.
(29)	Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q, filed May 7, 2019.
(30)	Incorporated by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-Q, filed August 6, 2019.
(31)	Incorporated by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-Q, filed August 6, 2019.
(32)	Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q, filed November 5, 2019.
(33)	Incorporated by reference to Exhibit 10.23 of the Company's Annual Report on Form 10-K, filed March 3, 2020.
(34)	Incorporated by reference to Exhibit 10.24 of the Company's Annual Report on Form 10-K, filed March 3, 2020.
(35)	Incorporated by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K, filed March 3, 2020.
(36)	Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q, filed May 18, 2020.
(37)	Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q, filed May 18, 2020
(38)	Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q, filed May 18, 2020.
(39)	Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed May 4, 2020.
(40)	Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q, filed August 6, 2020.
(41)	Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q, filed August 6, 2020.
(42)	Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q, filed November 4, 2020.
(43)	Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q, filed November 4, 2020.
(44)	Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q, filed August 2, 2021.
(45)	Incorporated by reference to Exhibit 10.35 of the Company's Annual Report on Form 10-K filed March 25, 2021.
(46)	Incorporated by reference to Exhibit 10.36 of the Company's Annual Report on Form 10-K filed March 25, 2021.
(47)	Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K, filed March 18, 2021.
(48)	Incorporated by reference to Exhibit 10.2 of the Company's Form 8-K, filed March 18, 2021.
*	Filed herewith.
**	Furnished herewith.
†	Indicates management contract or compensatory plan.
+	Certain portions of this exhibit have been omitted.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NextDecade Corporation
(Registrant)

By:	/s/ Matthew K. Schatzman
Matthew K. Schatzman
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:	March 28, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew K. Schatzman	Chairman of the Board and Chief Executive Officer	March 28, 2022
Matthew K. Schatzman	(Principal Executive Officer)

/s/ Brent E. Wahl	Chief Financial Officer	March 28, 2022
Brent E. Wahl	(Principal Financial Officer)

/s/ Eric Garcia	Senior Vice President and Chief Accounting Officer	March 28, 2022
Eric Garcia	(Principal Accounting Officer)

/s/ Khalifa Abdulla Al Romaithi	Director	March 28, 2022
Khalifa Abdulla Al Romaithi

/s/ Brian Belke	Director	March 28, 2022
Brian Belke

/s/ Frank Chapman	Director	March 28, 2022
Frank Chapman

/s/ Seokwon Ha	Director	March 28, 2022
Seokwon Ha

/s/ Avinash Kripalani	Director	March 28, 2022
Avinash Kripalani

/s/ Edward Andrew Scoggins, Jr.	Director	March 28, 2022
Edward Andrew Scoggins, Jr.

/s/ William Vrattos	Director	March 28, 2022
William Vrattos

/s/ Spencer Wells	Director	March 28, 2022
Spencer Wells