Form 10-Q
period 2022-03-31
NextDecade Corp.
filed 2022-05-12
CIK 1612720

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 6, 2022, the issuer had 127,882,447 shares of common stock outstanding.

NEXTDECADE CORPORATION

FORM 10-Q FOR THE QUARTER ENDED March 31, 2022

Organizational Structure

The following diagram depicts our abbreviated organizational structure as of March 31, 2022 with references to the names of certain entities discussed in this Quarterly Report on Form 10-Q.

Unless the context requires otherwise, references to “NextDecade,” the “Company,” “we,” “us” and “our” refer to NextDecade Corporation (NASDAQ: NEXT) and its consolidated subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NextDecade Corporation

Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$22,358	$25,552
Prepaid expenses and other current assets	1,029	835
Total current assets	23,387	26,387
Property, plant and equipment, net	175,172	173,816
Operating lease right-of-use assets, net	450	590
Other non-current assets, net	22,661	21,312
Total assets	$221,670	$222,105

Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable	$516	$281
Share-based compensation liability	182	182
Accrued liabilities and other current liabilities	2,815	5,791
Current common stock warrant liabilities	3,291	1,376
Current operating lease liabilities	440	596
Total current liabilities	7,244	8,226
Non-current common stock warrant liabilities	7,620	2,587
Other non-current liabilities	23,000	23,000
Total liabilities	37,864	33,813

Commitments and contingencies (Note 12)

Series A Convertible Preferred Stock, $1,000 per share liquidation preference; Issued and outstanding: 75,938 shares and 73,713 shares at March 31, 2022 and December 31, 2021, respectively	66,016	63,791
Series B Convertible Preferred Stock, $1,000 per share liquidation preference; Issued and outstanding: 72,556 shares and 70,433 shares at March 31, 2022 and December 31, 2021, respectively	66,725	64,602
Series C Convertible Preferred Stock, $1,000 per share liquidation preference; Issued and outstanding: 54,587 shares and 42,490 shares at March 31, 2022 and December 31, 2021, respectively	51,200	40,007
Stockholders’ equity
Common stock, $0.0001 par value; Authorized: 480.0 million shares at March 31, 2022 and December 31, 2021; Issued and outstanding: 121.6 million shares and 120.8 million shares at March 31, 2022 and December 31, 2021, respectively	12	12
Treasury stock: 541,258 shares and 346,126 shares at March 31, 2022 and December 31, 2021, respectively, at cost	(1,779)	(1,315)
Preferred stock, $0.0001 par value; Authorized: 0.5 million, after designation of the Convertible Preferred Stock; Issued and outstanding: none at March 31, 2022 and December 31, 2021	—	—
Additional paid-in-capital	183,138	191,264
Accumulated deficit	(181,506)	(170,069)
Total stockholders’ equity	(135)	19,892
Total liabilities, convertible preferred stock and stockholders’ equity	$221,670	$222,105

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2022	2021
Revenues	$—	$—
Operating expenses
General and administrative expense	3,323	1,369
Development expense	1,545	—
Lease expense	219	204
Depreciation expense	47	48
Total operating expenses	5,134	1,621
Total operating loss	(5,134)	(1,621)
Other income (expense)
Loss on common stock warrant liabilities	(6,304)	(2,038)
Other, net	1	1
Total other expense	(6,303)	(2,037)
Net loss attributable to NextDecade Corporation	(11,437)	(3,658)
Preferred stock dividends	(5,754)	(3,875)
Deemed dividends on Series A Convertible Preferred Stock	—	(16)
Net loss attributable to common stockholders	$(17,191)	$(7,549)

Net loss per common share - basic and diluted	$(0.14)	$(0.06)

Weighted average shares outstanding - basic and diluted	121,328	118,262

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation

Consolidated Statement of Stockholders’ Equity and Convertible Preferred Stock

(in thousands)

(unaudited)

	For the Three Months Ended March 31, 2022
	Common Stock		Treasury Stock					Series A	Series B	Series C
		Par			Additional		Total	Convertible	Convertible	Convertible
		Value			Paid-in	Accumulated	Stockholders’	Preferred	Preferred	Preferred
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Stock	Stock	Stock
Balance at December 31, 2021	120,838	$12	346	$(1,315)	$191,264	$(170,069)	$19,892	$63,791	$64,602	$40,007
Share-based compensation	—	—	—	—	(2,372)	—	(2,372)	—	—	—
Restricted stock vesting	911	—	—	—	—	—	—	—	—	—
Shares repurchased related to share-based compensation	(195)	—	195	(464)	—	—	(464)	—	—	—
Issuance of Series C Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	9,806
Preferred stock dividends	—	—	—	—	(5,754)	—	(5,754)	2,225	2,123	1,387
Net loss	—	—	—	—	—	(11,437)	(11,437)	—	—	—
Balance at March 31, 2022	121,554	$12	541	$(1,779)	$183,138	$(181,506)	$(135)	$66,016	$66,725	$51,200

	For the Three Months Ended March 31, 2021
	Common Stock		Treasury Stock					Series A	Series B	Series C
		Par			Additional		Total	Convertible	Convertible	Convertible
		Value			Paid-in	Accumulated	Stockholders’	Preferred	Preferred	Preferred
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Stock	Stock	Stock
Balance at December 31, 2020	117,829	$12	249	$(1,031)	$209,481	$(148,030)	$60,432	$55,522	$56,781	$—
Share-based compensation	—	—	—	—	(3,414)	—	(3,414)	—	—	—
Restricted stock vesting	134	—	—	—	—	—	—	—	—	—
Shares repurchased related to share-based compensation	(20)	—	20	(44)	—	—	(44)	—	—	—
Stock dividend	399	—	—	—	—	—	—	—	—	—
Issuance of Series C Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	23,629
Preferred stock dividends	—	—	—	—	(3,875)	—	(3,875)	1,978	1,884	—
Deemed dividends - accretion of beneficial conversion feature	—	—	—	—	(16)	—	(16)	16	—	—
Net loss	—	—	—	—	—	(3,658)	(3,658)	—	—	—
Balance at March 31, 2021	118,342	$12	269	$(1,075)	$202,176	$(151,688)	$49,425	$57,516	$58,665	$23,629

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2022	2021
Operating activities:
Net loss attributable to NextDecade Corporation	$(11,437)	$(3,658)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	47	48
Share-based compensation expense (forfeiture)	(2,372)	(3,729)
Loss on common stock warrant liabilities	6,304	2,038
Amortization of right-of-use assets	140	139
Amortization of other non-current assets	354	354
Changes in operating assets and liabilities:
Prepaid expenses	(194)	(169)
Accounts payable	114	(45)
Operating lease liabilities	(156)	(158)
Accrued expenses and other liabilities	(2,994)	1,390
Net cash used in operating activities	(10,194)	(3,790)
Investing activities:
Acquisition of property, plant and equipment	(1,314)	(2,384)
Acquisition of other non-current assets	(1,703)	(1,533)
Net cash used in investing activities	(3,017)	(3,917)
Financing activities:
Proceeds from sale of Series C Convertible Preferred Stock	10,500	24,500
Equity issuance costs	—	(54)
Preferred stock dividends	(19)	(13)
Shares repurchased related to share-based compensation	(464)	(44)
Net cash provided by financing activities	10,017	24,389
Net (decrease) increase in cash and cash equivalents	(3,194)	16,682
Cash and cash equivalents – beginning of period	25,552	22,608
Cash and cash equivalents – end of period	$22,358	$39,290

Non-cash investing activities:
Accounts payable for acquisition of property, plant and equipment	$339	$79
Accrued liabilities for acquisition of property, plant and equipment	839	395
Pipeline assets obtained in exchange for other non-current liabilities	—	84
Non-cash financing activities:
Paid-in-kind dividends on Convertible Preferred Stock	5,735	3,862
Accrued liabilities for equity issuance costs	50	—
Accretion of deemed dividends on Series A Convertible Preferred Stock	—	16

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2021. In our opinion, all adjustments, consisting only of normal recurring items, which are considered necessary for a fair presentation of the unaudited consolidated financial statements, have been included. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results for the full year.

Certain reclassifications have been made to conform prior period information to the current presentation.  The reclassifications did not have a material effect on our consolidated financial position, results of operations or cash flows.

Note 2 — Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Prepaid subscriptions	$417	$85
Prepaid insurance	186	272
Prepaid marketing and sponsorships	60	60
Other	366	418
Total prepaid expenses and other current assets	$1,029	$835

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

If Rio Grande or its affiliate fails to issue a full notice to proceed to the EPC Contractor on or prior to December 31, 2023, Buyer has the right to sell the Equity Interests back to NextDecade LLC and NextDecade LLC has the right to repurchase the Equity Interests from Buyer, in each case at a price not to exceed $23 million. Accordingly, the proceeds from the sale of the Equity Interests and additional costs incurred by Buyer are presented as a non-current liability and the assets of Rio Bravo have not been de-recognized in the consolidated balance sheet at March 31, 2022.

Note 4 — Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Fixed Assets
Computers	$633	$633
Furniture, fixtures, and equipment	464	464
Leasehold improvements	101	101
Total fixed assets	1,198	1,198
Less: accumulated depreciation	(891)	(844)
Total fixed assets, net	307	354
Project Assets (not placed in service)
Terminal	153,848	152,445
Pipeline	21,017	21,017
Total Terminal and Pipeline assets	174,865	173,462
Total property, plant and equipment, net	$175,172	$173,816

Depreciation expense was $47 thousand and $48 thousand for the three months ended  March 31, 2022 and 2021, respectively.

Note 5 — Leases

Our leased assets primarily consist of office space.

Operating lease right-of-use assets are as follows (in thousands):

	March 31,	December 31,
	2022	2021
Office leases	$450	$590
Total operating lease right-of-use assets, net	$450	$590

Operating lease liabilities are as follows (in thousands):

	March 31,	December 31,
	2022	2021
Office leases	$440	$596
Total current lease liabilities	$440	$596
Non-current office leases	—	—
Total lease liabilities	$440	$596

Operating lease expense is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Office leases	$157	$150
Land leases	—	—
Total operating lease expense	157	150
Short-term lease expense	62	54
Total lease expense	$219	$204

Maturity of operating lease liabilities as of March 31, 2022 are as follows (in thousands, except lease term and discount rate):

2022 (remaining)	$460
2023	—
2024	—
2025	—
2026	—
Thereafter	—
Total undiscounted lease payments	460
Discount to present value	(20)
Present value of lease liabilities	$440

Weighted average remaining lease term - years	0.7
Weighted average discount rate - percent	12.0

Other information related to our operating leases is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities:
Cash flows from operating activities	$173	$170

Note 6 — Other Non-Current Assets

Other non-current assets consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Permitting costs(1)	$7,784	$7,644
Enterprise resource planning system, net	—	354
Rio Grande Site Lease initial direct costs	14,877	13,314
Total other non-current assets, net	$22,661	$21,312

(1)

Permitting costs primarily represent costs incurred in connection with permit applications to the United States Army Corps of Engineers and the U.S. Fish and Wildlife Service for mitigation measures for potential impacts to wetlands and habitat that may be caused by the construction of the Terminal and the Pipeline.

Note 7 — Accrued Liabilities and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Employee compensation expense	$1,446	$4,358
Terminal costs	839	926
Accrued legal services	138	70
Other accrued liabilities	392	437
Total accrued liabilities and other current liabilities	$2,815	$5,791

Note 8 – Preferred Stock and Common Stock Warrants

Preferred Stock

As of December 31, 2021, the Company had outstanding 73,713 shares of Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), 70,433 shares of Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”) and 42,490 shares of Series C Convertible Preferred Stock, par value $0.0001 per share (the “Series C Preferred Stock” and, together with the Series A Preferred Stock and the Series B Preferred Stock, the “Convertible Preferred Stock”).

In  March 2022, the Company sold an aggregate of 10,500 shares of Series C Preferred Stock (the “2022 Series C Preferred Stock”), together with associated warrants to purchase Company common stock (the “2022 Series C Warrants”) at $1,000 per share for an aggregate purchase price of $10.5 million and issued an additional 210 shares of Series C Preferred Stock in aggregate as origination fees to the purchasers of the Series C Preferred Stock.

Net proceeds from the sales of the 2022 Series C Preferred Stock were allocated on a fair value basis to the 2022 Series C Warrants and on a relative fair value basis to the 2022 Series C Preferred Stock.  The allocation of net cash proceeds is as follows (in thousands):

		Allocation of Proceeds
			2022 Series C
		2022 Series C	Preferred
		Warrants	Stock
Gross proceeds	$10,500
Equity issuance costs	(50)
Net proceeds - Initial Fair Value Allocation	$10,450	$644	$9,806
Per balance sheet upon issuance		$644	$9,806

As of March 31, 2022, shares of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock were convertible into shares of Company common stock at a weighted average conversion price of approximately $6.39 per share, $6.43 per share and $3.43 per share, respectively.

The Company has the option to convert all, but not less than all, of the Convertible Preferred Stock into shares of Company common stock at the applicable conversion price on any date on which the volume weighted average trading price of shares of Company common stock for each trading day during any 60 of the prior 90 trading days is equal to or greater than 175% of the Series B Conversion Price, in each case subject to certain terms and conditions. Furthermore, the Company must convert all of the Convertible Preferred Stock into shares of Company common stock at the applicable conversion price on the earlier of (i) ten (10) business days following an FID Event, as defined in the certificates of designations of the Convertible Preferred Stock, and (ii) the respective dates that are the tenth (10th) anniversaries of the closings of the issuances of the Convertible Preferred Stock, as applicable.

The shares of Convertible Preferred Stock bear dividends at a rate of 12% per annum, which are cumulative and accrue daily from the respective dates of issuance on the $1,000 stated value. Such dividends are payable quarterly and may be paid in cash or in-kind. During the three months ended March 31, 2022 and 2021, the Company paid-in-kind $5.7 million and $3.9 million of dividends, respectively, to the holders of the Convertible Preferred Stock.  On April 12, 2022, the Company declared dividends to the holders of the Convertible Preferred Stock as of the close of business on March 15, 2022.  On April 15, 2022, the Company paid-in-kind $5.7 million of dividends to the holders of the Convertible Preferred Stock.

Common Stock Warrants

The Company has issued warrants exercisable to purchase Company common stock in connection with its issuances of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock (collectively, the “Common Stock Warrants”).  The Company revalues the Common Stock Warrants at each balance sheet date and recognized a loss of $6.3 million and $2.0 million during the three months ended March 31, 2022 and 2021, respectively.  The Common Stock Warrant liabilities are included in Level 3 of the fair value hierarchy.

The assumptions used in the Monte Carlo simulation model to estimate the fair value of the Common Stock Warrants are as follows:

	March 31,	December 31,
	2022	2021
Stock price	$6.62	$2.85
Exercise price	$0.01	$0.01
Risk-free rate	2.3%	0.1%
Volatility	59.6%	62.6%
Term (years)	1.6	1.6

Note 9 — Net Loss Per Share

The following table (in thousands, except for loss per share) reconciles basic and diluted weighted average common shares outstanding for each of the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021
Weighted average common shares outstanding:
Basic	121,328	118,262
Dilutive unvested stock, convertible preferred stock, Common Stock Warrants and IPO Warrants	—	—
Diluted	121,328	118,262

Basic and diluted net loss per share attributable to common stockholders	$(0.14)	$(0.06)

Potentially dilutive securities not included in the diluted net loss per share computations because their effect would have been anti-dilutive were as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Unvested stock(1)	1,347	1,350
Convertible preferred stock	37,671	20,337
Common Stock Warrants	1,452	2,069
IPO Warrants(2)	12,082	12,082
Total potentially dilutive common shares	52,552	35,838

(1)

Does not include 7.3 million shares for the three months ended March 31, 2022 and 2.6 million shares for the three months ended March 31, 2021, of unvested stock because the performance conditions had not yet been satisfied as of March 31, 2022 and 2021, respectively.

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

Total share-based compensation consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Share-based compensation expense (forfeiture):
Equity awards	$(2,372)	$(3,414)
Liability awards	—	—
Total share-based compensation (forfeiture)	(2,372)	(3,414)
Capitalized share-based compensation	—	(315)
Total share-based compensation expense (forfeiture)	$(2,372)	$(3,729)

Note 11 — Income Taxes

Due to our cumulative loss position, we have established a full valuation allowance against our deferred tax assets at March 31, 2022 and December 31, 2021. Due to our full valuation allowance, we have not recorded a provision for federal or state income taxes during either of the three months ended March 31, 2022 or 2021.

Note 12 — Commitments and Contingencies

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

Other Commitments

On March 6, 2019, Rio Grande entered into a lease agreement (the “Rio Grande Site Lease”) with the Brownsville Navigation District of Cameron County, Texas (“BND”) for the lease by Rio Grande of approximately 984 acres of land situated in Brownsville, Cameron County, Texas for the purposes of constructing, operating, and maintaining (i) a liquefied natural gas facility and export terminal and (ii) gas treatment and gas pipeline facilities.  On April 20, 2022, Rio Grande and the BND amended the Rio Grande Site Lease (the “Rio Grande Site Lease Amendment”) to extend the effective date for commencing the Rio Grande Site Lease to May 6, 2023 (the “Effective Date”).

In connection with the Rio Grande Site Lease, Rio Grande is committed to pay approximately $1.5 million per quarter to the BND through the earlier of the Effective Date and lease commencement.

In the fourth quarter of 2021, Rio Grande entered into an amended agreement for wetland mitigation measures.  In connection with the amended agreement, Rio Grande is committed to spend approximately $0.5 million during 2022.

Legal Proceedings

From time to time the Company may be subject to various claims and legal actions that arise in the ordinary course of business. As of  March 31, 2022, management is not aware of any claims or legal actions that, separately or in the aggregate, are likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows, although the Company cannot guarantee that a material adverse effect will not occur.

Note 13 — Recent Accounting Pronouncements

The following table provides a brief description of recent accounting standards that have been adopted by the Company during the reporting period:

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

		January 1, 2022	The Company adopted this standard using the modified retrospective approach, which did not have an effect on the Company's consolidated financial statements.

Note 14 — Subsequent Events

On April 6, 2022, the Company entered into a common stock purchase agreement (the “Stock Purchase Agreement”) with HGC NEXT INV LLC (the “Purchaser”), pursuant to which the Company sold 4,618,226 shares of the Company’s common stock to Purchaser, at a purchase price of $6.496 per share for an aggregate purchase price of approximately $30.0 million.  The consummation of the transactions contemplated by the Stock Purchase Agreement occurred on April 7, 2022.

The Company has evaluated subsequent events through May 12, 2022, the date the financial statements were issued. Any material subsequent events that occurred during this time have been properly recognized and/or disclosed in these financial statements.

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

Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ from those expressed in our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements are subject to change and inherent risks and uncertainties, including those described in the section titled “Risk Factors” in our most recent Annual Report on Form 10-K. You should consider our forward-looking statements in light of a number of factors that may cause actual results to vary from our forward-looking statements including, but not limited to:

●

our progress in the development of our liquefied natural gas (“LNG”) liquefaction and export project and any carbon capture and storage projects (“CCS projects”) we may develop and the timing of that progress;

●	the timing of achieving a final investment decision (“FID”) in the construction and operation of a 27 million tonne LNG export facility at the Port of Brownsville in southern Texas (the “Terminal”);

●	our reliance on third-party contractors to successfully complete the Terminal, the pipeline to supply gas to the Terminal and any CCS projects we develop;

●	our ability to develop our NEXT Carbon Solutions business through implementation of our CCS projects;

●	our ability to secure additional debt and equity financing in the future to complete the Terminal and other CCS projects on commercially acceptable terms;

●	the accuracy of estimated costs for the Terminal and CCS projects;

●

our ability to achieve operational characteristics of the Terminal and CCS projects, when completed, including amounts of liquefaction capacities and amount of CO2 captured and stored, and any differences in such operational characteristics from our expectations;

●

the development risks, operational hazards and regulatory approvals applicable to our LNG and carbon capture and storage development, construction and operation activities and those of our third-party contractors and counterparties;

●	technological innovation which may lessen our anticipated competitive advantage or demand for our offerings;

●	the global demand for and price of LNG;

●	the availability of LNG vessels worldwide;

●	changes in legislation and regulations relating to the LNG and carbon capture industries, including environmental laws and regulations that impose significant compliance costs and liabilities;

●	scope of implementation of carbon pricing regimes aimed at reducing greenhouse gas emissions;

●	global development and maturation of emissions reduction credit markets;

●	adverse changes to existing or proposed carbon tax incentive regimes;

●

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

●	risks related to doing business in and having counterparties in foreign countries;

●	our ability to maintain the listing of our securities on the Nasdaq Capital Market or another securities exchange or quotation medium;

●	changes adversely affecting the businesses in which we are engaged;

●	management of growth;

●	general economic conditions;

●	our ability to generate cash; and

●	the result of future financing efforts and applications for customary tax incentives.

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

Recent Developments

Rio Grande Development Activity

LNG Sale and Purchase Agreements and Heads of Agreement

In April 2022, we entered into a 20-year sale and purchase agreement (“SPA”) with ENN LNG (Singapore) Pte Ltd (“ENN LNG”) for the supply of 1.5 mtpa of LNG indexed to Henry Hub on a free-on-board basis from the Terminal (“ENN LNG SPA”).  The LNG supplied to ENN LNG will be from the first two trains at the Terminal.

In April 2022, we also entered into a 15-year SPA with ENGIE S.A. (“ENGIE”) for the supply of 1.75 mtpa of LNG indexed to Henry Hub on a free-on-board basis from the Terminal (“ENGIE SPA”).  The LNG supplied to ENGIE will be from the first two trains at the Terminal.

The ENN LNG SPA and the ENGIE SPA become effective upon the satisfaction of certain conditions precedent, which include a positive final investment decision in the Terminal.

In March 2022, we entered into a binding Heads of Agreement (“HOA”) with Guangdong Energy Group Natural Gas Co., Ltd. (“Guangdong Energy”) for the supply of up to 1.5 mtpa of LNG from the Terminal. The HOA provides that Guangdong Energy will purchase LNG indexed to Henry Hub starting from the commercial operation date of the first train of the Terminal. The HOA provides that we will complete the sale and purchase agreement with Guangdong Energy in the second quarter of 2022.

Rio Grande Site Lease

On March 6, 2019, Rio Grande entered into a lease agreement (the “Rio Grande Site Lease”) with the Brownsville Navigation District of Cameron County, Texas (the “BND”) for the lease by Rio Grande of approximately 984 acres of land situated in Brownsville, Cameron County, Texas for the purposes of constructing, operating, and maintaining (i) a liquefied natural gas facility and export terminal and (ii) gas treatment and gas pipeline facilities.

On April 20, 2022, Rio Grande and the BND amended the Rio Grande Site Lease to extend the effective date for commencing the Rio Grande Site Lease to May 6, 2023.

Engineering, Procurement and Construction (“EPC”) Agreements

By amendments dated April 29, 2022, Rio Grande and Bechtel Oil, Gas and Chemicals, Inc. amended each of the Trains 1 and 2 EPC Agreement and the Train 3 EPC Agreement to extend the respective contract validity to July 31, 2023.

Financing Activity

Private Placement of Company Common Stock

In April 2022, we sold 4,618,226 shares of Company common stock for gross proceeds of approximately $30 million to HGC NEXT INV LLC, as described in Note 14 - Subsequent Events in the Notes to Consolidated Financial Statements.

Private Placement of Series C Convertible Preferred Stock

In March 2022, we sold an aggregate of 10,500 shares of Series C Convertible Preferred Stock, par value $0.0001 per share (the “Series C Preferred Stock”), at $1,000 per share for an aggregate purchase price of $10.5 million and issued an additional 210 shares of Series C Preferred Stock in aggregate as origination fees. Warrants representing the right to acquire an aggregate number of shares of our common stock equal to approximately 14.91 basis points (0.1491%) of all outstanding shares of Company common stock, measured on a fully diluted basis, on the applicable exercise date with a strike price of $0.01 per share were issued together with the issuances of the Series C Preferred Stock.

For further descriptions of the Series C Preferred Stock and related warrants, see Note 8 - Preferred Stock and Common Stock Warrants, in the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

Near Term Liquidity and Capital Resources

Our primary cash needs have historically been funding development activities in support of the Terminal and our CCS projects, which include payments of initial direct costs of our Rio Grande site lease and expenses in support of engineering and design activities, regulatory approvals and compliance, commercial and marketing activities and corporate overhead. We spent approximately $37 million on such development activities during 2021, which we funded through our cash on hand and proceeds from the issuances of equity and equity-based securities. Our capital raising activities since January 1, 2022 have included the following:

In March 2022, we sold 10,500 shares of Series C Preferred Stock at $1,000 per share for a purchase price of $10.5 million and issued an additional 210 shares of Series C Preferred Stock as origination fees.

In April 2022, we sold 4,618,226 shares of Company common stock for approximately $30 million.

We expect to spend approximately $3 million per month on similar development activities during the remainder of 2022 and until a positive FID is made on the Terminal or a CCS project.  Because our businesses and assets are in development, we have not historically generated cash flow from operations, nor do we expect to do so during 2022. We intend to fund the remaining portion of 2022 development activities through the sale of additional equity or equity-based securities in us or our subsidiaries. There can be no assurance that we will succeed in selling equity or equity-based securities or, if successful, that the capital we raise will not be expensive or dilutive to stockholders.

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

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Operating cash flows	$(10,194)	$(3,790)
Investing cash flows	(3,017)	(3,917)
Financing cash flows	10,017	24,389

Net (decrease) increase in cash and cash equivalents	(3,194)	16,682
Cash and cash equivalents – beginning of period	25,552	22,608
Cash and cash equivalents – end of period	$22,358	$39,290

Operating Cash Flows

Operating cash outflows during the three months ended March 31, 2022 and 2021 were $10.2 million and $3.8 million, respectively.  The increase in operating cash outflows during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was due to reduced employee costs and lease costs among other actions taken in response to the COVID-19 pandemic during 2021.

Investing Cash Flows

Investing cash outflows during the three months ended March 31, 2022 and 2021 were $3.0 million and $3.9 million, respectively. Investing cash outflows primarily consist of cash used in the development of the Terminal and CCS project. The decrease in investing cash outflows during the  three months ended March 31, 2022 compared to the same period in 2021 was primarily due to lower spend with our engineering, procurement and construction contractor.

Financing Cash Flows

Financing cash inflows during the three months ended March 31, 2022 and 2021 were $10.0 million and $24.4 million, respectively, in each case primarily representing proceeds from the sale of Series C Preferred Stock.

Contractual Obligations

There have been no material changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Results of Operations

The following table summarizes costs, expenses and other income for the periods indicated (in thousands):

	For the Three Months Ended
	March 31,
	2022	2021	Change
Revenues	$—	$—	$—
General and administrative expense	3,323	1,369	1,954
Development expense	1,545	—	1,545
Lease expense	219	204	15
Depreciation expense	47	48	(1)
Total operating loss	(5,134)	(1,621)	(3,513)
Loss on common stock warrant liabilities	(6,304)	(2,038)	(4,266)
Other, net	1	1	—
Net loss attributable to NextDecade Corporation	(11,437)	(3,658)	(7,779)
Preferred stock dividends	(5,754)	(3,875)	(1,879)
Deemed dividends on Series A Convertible Preferred Stock	—	(16)	16
Net loss attributable to common stockholders	$(17,191)	$(7,549)	$(9,642)

Our consolidated net loss was $17.2 million, or $0.14 per common share (basic and diluted), for the three months ended March 31, 2022 compared to a net loss of $7.5 million, or $0.06 per common share (basic and diluted), for the three months ended March 31, 2021. The  $9.6 million increase in net loss was primarily a result of an increase in the loss on common stock warrant liabilities, an increase in general and administrative expenses and development expenses and an increase in preferred stock dividends.

General and administrative expense during the three months ended March 31, 2022 increased approximately $2.0 million compared to the same period in 2021 primarily due to an increase in share-based compensation expense of $1.4 million and increases in salaries and wages, professional fees, travel expenses, and IT and communications. The increase in salaries and wages, professional fees, travel expense, and IT and communications is primarily due to fewer pandemic restictions in 2022 and an increase in the number of employees during the three months ended March 31, 2022 compared to the same period of the prior year.

Development expense during the three months ended March 31, 2022 increased $1.5 million compared to the same period in 2021 due to NEXT Carbon Solutions' preliminary FEED assessments performed on third-party industrial facilities.  Similar preliminary FEED assessments were not performed during the three months ended March 31, 2021.

Loss on common stock warrant liabilities for the three months ended March 31, 2022 and 2021 is primarily due to an increase in the share price of Company common stock.

Preferred stock dividends for the three months ended March 31, 2022 of $5.8 million consisted of dividends paid-in kind with the issuance of 2,225 additional shares of Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), 2,123 additional shares of Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), and 1,387 additional shares of Series C Preferred Stock, compared to preferred stock dividends of $3.9 million for the three months ended March 31, 2021 that consisted of dividends paid-in kind with the issuance of 1,978 and 1,884 additional shares of Series A Preferred Stock and Series B Preferred Stock, respectively.

Summary of Critical Accounting Estimates

The preparation of our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make certain estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. There have been no significant changes to our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 1A. Risk Factors

There were no changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table summarizes stock repurchases for the three months ended March 31, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as a Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
January 2022	192,858	$2.37	—	—
February 2022	1,977	2.20	—	—
March 2022	297	6.36	—	—

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

NEXTDECADE CORPORATION

Date: May 12, 2022	By:	/s/ Matthew K. Schatzman
Matthew K. Schatzman
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2022	By:	/s/ Brent E. Wahl
Brent E. Wahl
Chief Financial Officer
(Principal Financial Officer)