Form 10-Q
period 2022-06-30
NextDecade Corp.
filed 2022-08-11
CIK 1612720

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 5, 2022, the issuer had 128,692,482 shares of common stock outstanding.

NEXTDECADE CORPORATION

FORM 10-Q FOR THE QUARTER ENDED June 30, 2022

Organizational Structure

The following diagram depicts our abbreviated organizational structure as of June 30, 2022 with references to the names of certain entities discussed in this Quarterly Report on Form 10-Q.

Unless the context requires otherwise, references to “NextDecade,” the “Company,” “we,” “us” and “our” refer to NextDecade Corporation (NASDAQ: NEXT) and its consolidated subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NextDecade Corporation

Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$40,500	$25,552
Prepaid expenses and other current assets	1,001	835
Total current assets	41,501	26,387
Property, plant and equipment, net	177,420	173,816
Operating lease right-of-use assets, net	1,257	590
Other non-current assets, net	24,566	21,312
Total assets	$244,744	$222,105

Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable	$1,456	$281
Share-based compensation liability	182	182
Accrued liabilities and other current liabilities	5,315	5,791
Current common stock warrant liabilities	—	1,376
Current operating lease liabilities	963	596
Total current liabilities	7,916	8,226
Non-current common stock warrant liabilities	5,461	2,587
Non-current operating lease liabilities	364	—
Other non-current liabilities	23,000	23,000
Total liabilities	36,741	33,813

Commitments and contingencies (Note 13)

Series A Convertible Preferred Stock, $1,000 per share liquidation preference; Issued and outstanding: 78,181 shares and 73,713 shares at June 30, 2022 and December 31, 2021, respectively	68,259	63,791
Series B Convertible Preferred Stock, $1,000 per share liquidation preference ; Issued and outstanding: 74,694 shares and 70,433 shares at June 30, 2022 and December 31, 2021, respectively	68,863	64,602
Series C Convertible Preferred Stock, $1,000 per share liquidation preference; Issued and outstanding: 55,961 shares and 42,490 shares at June 30, 2022 and December 31, 2021, respectively	52,604	40,007
Stockholders’ equity
Common stock, $0.0001 par value Authorized: 480.0 million shares at June 30, 2022 and December 31, 2021; Issued and outstanding: 127.3 million shares and 120.8 million shares at June 30, 2022 and December 31, 2021, respectively	13	12
Treasury stock: 742,263 shares and 346,126 shares at June 30, 2022 and December 31, 2021, respectively, at cost	(3,067)	(1,315)
Preferred stock, $0.0001 par value Authorized: 0.5 million, after designation of the Convertible Preferred Stock Issued and outstanding: none at June 30, 2022 and December 31, 2021	—	—
Additional paid-in-capital	213,749	191,264
Accumulated deficit	(192,418)	(170,069)
Total stockholders’ equity	18,277	19,892
Total liabilities, convertible preferred stock and stockholders’ equity	$244,744	$222,105

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues	$—	$—	$—	$—
Operating expenses
General and administrative expense	11,293	6,533	14,616	7,903
Development expense	1,193	—	2,738	—
Lease expense	290	234	509	438
Depreciation expense	42	45	89	93
Total operating expenses	12,818	6,812	17,952	8,434
Total operating loss	(12,818)	(6,812)	(17,952)	(8,434)
Other income (expense)
Gain (loss) on common stock warrant liabilities	1,886	(4,768)	(4,418)	(6,806)
Other, net	20	—	21	2
Total other expense	1,906	(4,768)	(4,397)	(6,804)
Net loss attributable to NextDecade Corporation	(10,912)	(11,580)	(22,349)	(15,238)
Preferred stock dividends	(5,774)	(3,876)	(11,529)	(7,751)
Deemed dividends on Series A Convertible Preferred Stock	—	(15)	—	(31)
Net loss attributable to common stockholders	$(16,686)	$(15,471)	$(33,878)	$(23,020)

Net loss per common share - basic and diluted	$(0.13)	$(0.13)	$(0.27)	$(0.19)

Weighted average shares outstanding - basic and diluted	126,314	118,382	123,835	118,322

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation

Consolidated Statement of Stockholders’ Equity and Convertible Preferred Stock

(in thousands)

(unaudited)

	For the Three Months Ended June 30, 2022
	Common Stock		Treasury Stock					Series A	Series B	Series C
		Par			Additional		Total	Convertible	Convertible	Convertible
		Value			Paid-in	Accumulated	Stockholders’	Preferred	Preferred	Preferred
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Stock	Stock	Stock
Balance at March 31, 2022	121,554	$12	541	$(1,779)	$183,138	$(181,506)	$(135)	$66,016	$66,725	$51,230
Share-based compensation	—	—	—	—	2,886	—	2,886	—	—	—
Restricted stock vesting	762	—	—	—	—	—	—	—	—	—
Shares repurchased related to share-based compensation	(201)	—	201	(1,288)	—	—	(1,288)	—	—	—
Issuance of common stock, net	4,618	1	—	—	29,935	—	29,936	—	—	—
Stock dividend	—	—	—	—	—	—	—	—	—	—
Exercise of common stock warrants	521	—	—	—	3,564	—	3,564	—	—	—
Preferred stock dividends	—	—	—	—	(5,774)	—	(5,774)	2,243	2,138	1,374
Net income	—	—	—	—	—	(10,912)	(10,912)	—	—	—
Balance at June 30, 2022	127,254	$13	742	$(3,067)	$213,749	$(192,418)	$18,277	$68,259	$68,863	$52,604

	For the Six Months Ended June 30, 2022
	Common Stock		Treasury Stock					Series A	Series B	Series C
		Par			Additional		Total	Convertible	Convertible	Convertible
		Value			Paid-in	Accumulated	Stockholders’	Preferred	Preferred	Preferred
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Stock	Stock	Stock
Balance at December 31, 2021	120,838	$12	346	$(1,315)	$191,264	$(170,069)	$19,892	$63,791	$64,602	$40,007
Share-based compensation	—	—	—	—	515	—	515	—	—	—
Restricted stock vesting	1,673	—	—	—	—	—	—	—	—	—
Shares repurchased related to share-based compensation	(396)	—	396	(1,752)	—	—	(1,752)	—	—	—
Issuance of common stock, net	4,618	1	—	—	29,935	—	29,936	—	—	—
Exercise of common stock warrants	521	—	—	—	3,564	—	3,564	—	—	—
Issuance of Series C Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	9,836
Preferred stock dividends	—	—	—	—	(11,529)	—	(11,529)	4,468	4,261	2,761
Net loss	—	—	—	—	—	(22,349)	(22,349)	—	—	—
Balance at June 30, 2022	127,254	$13	742	$(3,067)	$213,749	$(192,418)	$18,277	$68,259	$68,863	$52,604

The accompanying notes are an integral part of these unaudited consolidated financial statements.

	For the Three Months Ended June 30, 2021
	Common Stock		Treasury Stock					Series A	Series B	Series C
		Par			Additional		Total	Convertible	Convertible	Convertible
		Value			Paid-in	Accumulated	Stockholders’	Preferred	Preferred	Preferred
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Stock	Stock	Stock
Balance at March 31, 2021	118,342	$12	269	$(1,075)	$202,176	$(151,688)	49,425	$57,516	$58,665	$23,629
Share-based compensation	—	—	—	—	1,268	—	1,268	—	—	—
Restricted stock vesting	171	—	—	—	—	—	—	—	—	—
Shares repurchased related to share-based compensation	(31)	—	31	(96)	—	—	(96)	—	—	—
Issuance of Series C Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	9,544
Preferred stock dividends	—	—	—	—	(3,876)	—	(3,876)	1,978	1,884	—
Deemed dividends - accretion of beneficial conversion feature	—	—	—	—	(15)	—	(15)	15	—	—
Net loss	—	—	—	—	—	(11,580)	(11,580)	—	—	—
Balance at June 30, 2021	118,482	$12	300	$(1,171)	$199,553	$(163,268)	$35,126	$59,509	$60,549	$33,173

	For the Six Months Ended June 30, 2021
	Common Stock		Treasury Stock					Series A	Series B	Series C
		Par			Additional		Total	Convertible	Convertible	Convertible
		Value			Paid-in	Accumulated	Stockholders’	Preferred	Preferred	Preferred
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Stock	Stock	Stock
Balance at December 31, 2020	117,829	$12	249	$(1,031)	$209,481	$(148,030)	60,432	$55,522	$56,781	$-
Share-based compensation	—	—	—	—	(2,146)	—	(2,146)	—	—	—
Restricted stock vesting	305	—	—	—	—	—	—	—	—	—
Shares repurchased related to share-based compensation	(51)	—	51	(140)	—	—	(140)	—	—	—
Stock dividend	399	—	—	—	—	—	—	—	—	—
Issuance of Series C Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	33,173
Preferred stock dividends	—	—	—	—	(7,751)	—	(7,751)	3,956	3,768	—
Deemed dividends - accretion of beneficial conversion feature	—	—	—	—	(31)	—	(31)	31	—	—
Net loss	—	—	—	—	—	(15,238)	(15,238)	—	—	—
Balance at June 30, 2021	118,482	$12	300	$(1,171)	$199,553	$(163,268)	$35,126	$59,509	$60,549	$33,173

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2022	2021
Operating activities:
Net loss attributable to NextDecade Corporation	$(22,349)	$(15,238)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	89	93
Share-based compensation expense (forfeiture)	515	(2,862)
Loss on common stock warrant liabilities	4,418	6,806
Amortization of right-of-use assets	330	281
Amortization of other non-current assets	354	708
Changes in operating assets and liabilities:
Prepaid expenses	(166)	(114)
Accounts payable	432	(9)
Operating lease liabilities	(266)	(307)
Accrued expenses and other liabilities	(832)	2,942
Net cash used in operating activities	(17,475)	(7,700)
Investing activities:
Acquisition of property, plant and equipment	(2,602)	(5,481)
Acquisition of other non-current assets	(3,608)	(3,104)
Net cash used in investing activities	(6,210)	(8,585)
Financing activities:
Proceeds from sale of Series C Convertible Preferred Stock	10,500	34,500
Proceeds from sale of common stock	30,000	—
Equity issuance costs	(76)	(61)
Preferred stock dividends	(39)	(27)
Shares repurchased related to share-based compensation	(1,752)	(140)
Net cash provided by financing activities	38,633	34,272
Net increase in cash and cash equivalents	14,948	17,987
Cash and cash equivalents – beginning of period	25,552	22,608
Cash and cash equivalents – end of period	$40,500	$40,595

Non-cash investing activities:
Accounts payable for acquisition of property, plant and equipment	$777	$18
Accrued liabilities for acquisition of property, plant and equipment	1,227	975
Pipeline assets obtained in exchange for other non-current liabilities	—	84
Non-cash financing activities:
Paid-in-kind dividends on Convertible Preferred Stock	11,490	7,724
Accounts payable for equity issuance costs	9	—
Accretion of deemed dividends on Series A Convertible Preferred Stock	—	31

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2021. In our opinion, all adjustments, consisting only of normal recurring items, which are considered necessary for a fair presentation of the unaudited consolidated financial statements, have been included. The results of operations for the three months ended June 30, 2022 are not necessarily indicative of the operating results for the full year.

Certain reclassifications have been made to conform prior period information to the current presentation.  The reclassifications did not have a material effect on our consolidated financial position, results of operations or cash flows.

The Company has incurred operating losses since its inception and management expects operating losses and negative cash flows to continue for the foreseeable future and, as a result, the Company will require additional capital to fund its operations and execute its business plan. As of June 30, 2022, the Company had $40.5 million in cash and cash equivalents, which are not sufficient to fund the Company's planned operations through one year after the date the consolidated financial statements are issued. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern. The analysis used to determine the Company's ability to continue as a going concern does not include cash sources outside of the Company's direct control that management expects to be available within the next twelve months.

The Company plans to alleviate the going concern issue by obtaining sufficient funding through additional equity, equity-based or debt instruments or any other means and managing certain operating and overhead costs. The Company's ability to raise additional capital in the equity and debt markets, should the Company choose to do so, is dependent on a number of factors, including, but not limited to, the market demand for the Company's equity or debt securities, which itself is subject to a number of business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are satisfactory to the Company. In the event the Company is unable to obtain sufficient additional funding, there can be no assurance that it will be able to continue as a going concern.

These consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary in the event the Company can no longer continue as a going concern.

Note 2 — Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Prepaid subscriptions	$438	$85
Prepaid insurance	41	272
Prepaid marketing and sponsorships	60	60
Other	462	418
Total prepaid expenses and other current assets	$1,001	$835

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

If Rio Grande or its affiliate fails to issue a full notice to proceed to the EPC Contractor on or prior to December 31, 2023, Buyer has the right to sell the Equity Interests back to NextDecade LLC and NextDecade LLC has the right to repurchase the Equity Interests from Buyer, in each case at a price not to exceed $23 million. Accordingly, the proceeds from the sale of the Equity Interests and additional costs incurred by Buyer are presented as a non-current liability and the assets of Rio Bravo have not been de-recognized in the consolidated balance sheet at June 30, 2022.

Note 4 — Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Fixed Assets
Computers	$633	$633
Furniture, fixtures, and equipment	549	464
Leasehold improvements	101	101
Total fixed assets	1,283	1,198
Less: accumulated depreciation	(933)	(844)
Total fixed assets, net	350	354
Project Assets (not placed in service)
Terminal	156,053	152,445
Pipeline	21,017	21,017
Total Terminal and Pipeline assets	177,070	173,462
Total property, plant and equipment, net	$177,420	$173,816

Depreciation expense was $42 thousand and $45 thousand for the three months ended  June 30, 2022 and 2021, respectively, and $89 thousand and $93 thousand for the six months ended June 30, 2022 and 2021, respectively.

Note 5 — Leases

Our leased assets primarily consist of office space.

Operating lease right-of-use assets are as follows (in thousands):

	June 30,	December 31,
	2022	2021
Office leases	$1,257	$590
Total operating lease right-of-use assets, net	$1,257	$590

Operating lease liabilities are as follows (in thousands):

	June 30,	December 31,
	2022	2021
Office leases	$963	$596
Total current lease liabilities	963	596
Non-current office leases	364	—
Total lease liabilities	$1,327	$596

Operating lease expense is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Office leases	$221	$164	$378	$314
Total operating lease expense	221	164	378	314
Short-term lease expense	69	70	131	124
Total lease expense	$290	$234	$509	$438

Maturity of operating lease liabilities as of June 30, 2022 are as follows (in thousands, except lease term and discount rate):

2022 (remaining)	$507
2023	1,027
2024	—
2025	—
2026	—
Thereafter	—
Total undiscounted lease payments	1,534
Discount to present value	(207)
Present value of lease liabilities	$1,327

Weighted average remaining lease term - years	1.5
Weighted average discount rate - percent	12.0

Other information related to our operating leases is as follows (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities:
Cash flows from operating activities	$288	$452
Noncash right-of-use assets recorded for operating lease liabilities:
In exchange for new operating lease liabilities during the period	1,332	712

Note 6 — Other Non-Current Assets

Other non-current assets consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Permitting costs(1)	$8,110	$7,644
Enterprise resource planning system, net	—	354
Rio Grande Site Lease initial direct costs	16,456	13,314
Total other non-current assets, net	$24,566	$21,312

(1)

Permitting costs primarily represent costs incurred in connection with permit applications to the United States Army Corps of Engineers and the U.S. Fish and Wildlife Service for mitigation measures for potential impacts to wetlands and habitat that may be caused by the construction of the Terminal and the Pipeline.

Note 7 — Accrued Liabilities and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Employee compensation expense	$2,759	$4,358
Terminal costs	1,227	926
Accrued legal services	485	70
Other accrued liabilities	844	437
Total accrued liabilities and other current liabilities	$5,315	$5,791

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

Net proceeds from the sales of the 2022 Series C Preferred Stock were allocated on a fair value basis to the 2022 Series C Warrants and on a relative fair value basis to the 2022 Series C Preferred Stock.  The allocation of net cash proceeds is as follows (in thousands):

		Allocation of Proceeds
			2022 Series C
		2022 Series C	Preferred
		Warrants	Stock
Gross proceeds	$10,500
Equity issuance costs	(20)
Net proceeds - Initial Fair Value Allocation	$10,480	$644	$9,836
Per balance sheet upon issuance		$644	$9,836

As of June 30, 2022, shares of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock were convertible into shares of Company common stock at an average conversion price of approximately $6.14 per share, $6.19 per share and $3.27 per share, respectively.

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

The shares of Convertible Preferred Stock bear dividends at a rate of 12% per annum, which are cumulative and accrue daily from the respective dates of issuance on the $1,000 stated value. Such dividends are payable quarterly and may be paid in cash or in-kind. During the six months ended June 30, 2022 and 2021, the Company paid-in-kind $11.5 million and $7.7 million of dividends, respectively, to the holders of the Convertible Preferred Stock.  On July 7, 2022, the Company declared dividends to the holders of the Convertible Preferred Stock as of the close of business on June 15, 2022.  On July 15, 2022, the Company paid-in-kind $6.2 million of dividends to the holders of the Convertible Preferred Stock.

Common Stock Warrants

The Company has issued warrants exercisable to purchase Company common stock in connection with its issuances of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock (collectively, the “Common Stock Warrants”).  The Company revalues the Common Stock Warrants at each balance sheet date and recognized a gain of $1.9 million and a loss of $4.8 million during the three months ended   June 30, 2022 and 2021, respectively, and a loss of $4.4 million and $6.8 million for the six months ended June 30, 2022 and 2021, respectively. The Common Stock Warrant liabilities are included in Level 3 of the fair value hierarchy.

The assumptions used in the Monte Carlo simulation model to estimate the fair value of the Common Stock Warrants are as follows:

	June 30,	December 31,
	2022	2021
Stock price	$4.44	$2.85
Exercise price	$0.01	$0.01
Risk-free rate	2.9%	0.1%
Volatility	59.0%	62.6%
Term (years)	2.2	1.6

Note 9 — Stockholders' Equity

Common Stock Purchase Agreement

On  April 6, 2022, the Company entered into a common stock purchase agreement (the “Stock Purchase Agreement”) with HGC NEXT INV LLC (the “Purchaser”), pursuant to which the Company sold 4,618,226 shares of the Company's common stock to the Purchaser, at a purchase price of $6.496 per share for an aggregate purchase price of approximately $30 million.  The consummation of the transactions contemplated by the Stock Purchase Agreement occurred on April 7, 2022.

Common Stock Warrants

During the three and six months ended June 30, 2022, Common Stock Warrants were exercised by certain holders of Series B Preferred Stock.  In connection with the exercises of Common Stock Warrants, the Company issued an aggregate of 520,335 shares of Company common stock.

Note 10 — Net Loss Per Share

The following table (in thousands, except for loss per share) reconciles basic and diluted weighted average common shares outstanding for each of the six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Weighted average common shares outstanding:
Basic	126,314	118,382	123,835	118,322
Dilutive unvested stock, convertible preferred stock, Common Stock Warrants and IPO Warrants	—	—	—	—
Diluted	126,314	118,382	123,835	118,322

Basic and diluted net loss per share attributable to common stockholders	$(0.13)	$(0.13)	$(0.27)	$(0.19)

Potentially dilutive securities not included in the diluted net loss per share computations because their effect would have been anti-dilutive were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Unvested stock and stock units (1)	1,981	1,555	1,666	1,034
Convertible preferred stock	41,725	27,129	40,159	16,143
Common Stock Warrants	1,474	2,873	1,463	1,967
IPO Warrants(2)	12,082	12,082	12,082	12,082
Total potentially dilutive common shares	57,262	43,639	55,370	31,226

(1)

Does not include 6.2 million shares for each of the three and six months ended  June 30, 2022 and 2.6 million shares for each of the three and six months ended June 30, 2021, of unvested stock and stock units because the performance conditions had not yet been satisfied as of June 30, 2022 and 2021, respectively.

(2)	The IPO Warrants were issued in connection with our initial public offering in 2015 and expired on July 24, 2022.

Note 11 — Share-based Compensation

We have granted shares of Company common stock, restricted Company common stock and restricted stock units to employees, consultants and non-employee directors under our 2017 Omnibus Incentive Plan, as amended (the “2017 Plan”).

Total share-based compensation consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Share-based compensation expense (forfeiture):
Equity awards	$2,886	$1,268	$515	$(2,146)
Liability awards	—	—	—	—
Total share-based compensation (forfeiture)	2,886	1,268	515	(2,146)
Capitalized share-based compensation	—	(401)		(716)
Total share-based compensation expense (forfeiture)	$2,886	$867	$515	$(2,862)

Note 12 — Income Taxes

Due to our cumulative loss position, we have established a full valuation allowance against our deferred tax assets at June 30, 2022 and December 31, 2021. Due to our full valuation allowance, we have not recorded a provision for federal or state income taxes during either of the three and six months ended June 30, 2022 or 2021.

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

Legal Proceedings

From time to time the Company may be subject to various claims and legal actions that arise in the ordinary course of business. As of  June 30, 2022, management is not aware of any claims or legal actions that, separately or in the aggregate, are likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows, although the Company cannot guarantee that a material adverse effect will not occur.

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

●

the timing of achieving a final investment decision (“FID”) in the construction and operation of a 27 million tonne per annum (“mtpa”) LNG export facility at the Port of Brownsville in southern Texas (the “Terminal”);

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

In July 2022, we entered into a 20-year SPA with China Gas Hongda Energy Trading Co., LTD (“China Gas”) for the supply of 1.0 mtpa of LNG indexed to Henry Hub on a free-on-board basis from the Terminal (“China Gas SPA”).  The LNG supplied to China Gas will be from the second train at the Terminal.

In July 2022, we also entered into a 20-year SPA with Guangdong Energy Group (“Guangdong Energy”) for the supply of 1.0 mtpa of LNG indexed to Henry Hub delivered on an ex-ship basis from the Terminal (“Guangdong Energy SPA”).  The LNG supplied to Guangdong Energy will be from the first train at the Terminal.

In July 2022, we also entered into a 20-year SPA with ExxonMobil LNG Asia Pacific (“EMLAP”), an affiliate of ExxonMobil, for the supply of 1.0 mtpa of LNG indexed to Henry Hub delivered on a free-on-board basis from the Terminal (“EMLAP SPA”).  The LNG supplied to EMLAP will be from the first two trains at the Terminal.

Each of the ENN LNG SPA, ENGIE SPA, China Gas SPA, Guangdong Energy SPA and EMLAP SPA become effective upon the satisfaction of certain conditions precedent, which include a positive final investment decision in the initial phase of the Terminal.

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

NEXT Carbon Solutions Development Activity

Front-end Engineering and Design (“FEED”) Agreements

In May 2022, we entered into an agreement with California Resources Corporation, whereby NEXT Carbon Solutions will perform a FEED study for the post combustion capture and compression of up to 95% of the CO2 produced at the Elk Hills Power Plant.  During the FEED, NEXT Carbon Solutions and California Resources Corporation expect to finalize definitive commercial documents allowing the project to proceed with a final investment decision.

In June 2022, we entered into agreements with an energy infrastructure fund to perform preliminary FEED studies at two power generation facilities.  Through performance of the preliminary FEED studies, we expect to generate cash proceeds of $1.0 million in the second half of 2022.

Financing Activity

Private Placement of Company Common Stock

In April 2022, we sold 4,618,226 shares of Company common stock for gross proceeds of approximately $30 million to HGC NEXT INV LLC, as described in Note 9 - Stockholders' Equity in the Notes to Consolidated Financial Statements.

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

In March 2022, we sold 10,500 shares of Series C Preferred Stock at $1,000 per share together with associated warrants to purchase Company common stock for a purchase price of $10.5 million and issued an additional 210 shares of Series C Preferred Stock as origination fees.

In April 2022, we sold 4,618,226 shares of Company common stock for approximately $30 million.

During the six months ended June 30, 2022 we spent approximately $26 million on development activities and we expect this level of spend on development activities to continue to increase during the six months ending December 31, 2022 as we increase headcount and engage consultants in preparation for a positive FID of the initial phase of the Terminal.  Because our businesses and assets are in development, we have not historically generated cash flow from operations, nor do we expect to do so during 2022. We intend to fund the remaining portion of 2022 development activities through the sale of additional equity, equity-based or debt securities in us or in our subsidiaries.  There can be no assurance that we will succeed in selling such securities or, if successful, that the capital we raise will not be expensive or dilutive to stockholders.

Our consolidated financial statements as of and for the three and six months ended June 30, 2022 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Based on our balance of cash and cash equivalents of $40.5 million at June 30, 2022, there is substantial doubt about our ability to continue as a going concern within one year after the date that our consolidated financial statements were issued. Our ability to continue as a going concern will depend on managing certain operating and overhead costs and our ability to raise capital through equity, equity-based or debt financings. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty, which could have a material adverse effect on our financial condition.

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

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash for the periods presented (in thousands):

	Six Months Ended
	June 30,
	2022	2021
Operating cash flows	$(17,475)	$(7,700)
Investing cash flows	(6,210)	(8,585)
Financing cash flows	38,633	34,272
Net increase in cash and cash equivalents	14,948	17,987
Cash and cash equivalents – beginning of period	25,552	22,608
Cash and cash equivalents – end of period	$40,500	$40,595

Operating Cash Flows

Operating cash outflows during the six months ended June 30, 2022 and 2021 were $17.5 million and $7.7 million, respectively.  The increase in operating cash outflows during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to an increase in employee costs and professional fees paid to consultants as we prepare for a positive FID in the initial phase of the Terminal.

Investing Cash Flows

Investing cash outflows during the six months ended June 30, 2022 and 2021 were $6.2 million and $8.6 million, respectively. Investing cash outflows primarily consist of cash used in the development of the Terminal and CCS project. The decrease in investing cash outflows during the  six months ended June 30, 2022 compared to the same period in 2021 was primarily due to lower spend with our engineering, procurement and construction contractor.

Financing Cash Flows

Financing cash inflows during the six months ended June 30, 2022 and 2021 were $38.6 million and $34.3 million, respectively, primarily representing proceeds from the sale of Series C Preferred Stock and the sale of common stock in 2022 and the sale of Series C Preferred Stock in 2021.

Contractual Obligations

There have been no material changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Results of Operations

The following table summarizes costs, expenses and other income for the periods indicated (in thousands):

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2022	2021	Change	2022	2021	Change
Revenues	$—	$—	$—	$—	$—	$—
General and administrative expense	11,293	6,533	4,760	14,616	7,903	6,713
Development expense	1,193	—	1,193	2,738	—	2,738
Lease expense	290	234	56	509	438	71
Depreciation expense	42	45	(3)	89	93	(4)
Total operating loss	(12,818)	(6,812)	(6,006)	(17,952)	(8,434)	(9,518)
Gain (loss) on common stock warrant liabilities	1,886	(4,768)	6,654	(4,418)	(6,806)	2,388
Other, net	20	—	20	21	2	19
Net loss attributable to NextDecade Corporation	(10,912)	(11,580)	668	(22,349)	(15,238)	(7,111)
Preferred stock dividends	(5,774)	(3,876)	(1,898)	(11,529)	(7,751)	(3,778)
Deemed dividends on Series A Convertible Preferred Stock	—	(15)	15	—	(31)	31
Net loss attributable to common stockholders	$(16,686)	$(15,471)	$(1,215)	$(33,878)	$(23,020)	$(10,858)

Our consolidated net loss was $16.7 million, or $0.13 per common share (basic and diluted), for the three months ended June 30, 2022 compared to a net loss of $15.5 million, or $0.13 per common share (basic and diluted), for the three months ended June 30, 2021. The  $1.2 million increase in net loss was primarily a result of increases in general and administrative expense, development expense and preferred stock dividends, partially offset by a decrease in loss on common stock warrant liabilities.

Our consolidated net loss was $33.9 million, or $0.27 per common share (basic and diluted), for the six months ended June 30, 2022 compared to a net loss of $23.0 million, or $0.19 per common share (basic and diluted), for the six months ended June 30, 2021. The $10.9 million increase in net loss was primarily a result of increases in general and administrative expense, development expense and preferred stock dividends, partially offset by a decrease in loss on common stock warrant liabilities.

General and administrative expense during the three months ended June 30, 2022 increased approximately $4.8 million compared to the same period in 2021 primarily due to an increase in share-based compensation expense of $2.0 million and increases in salaries and wages, professional fees, travel expenses, and IT and communications. The increase in salaries and wages, professional fees, travel expense, and IT and communications is primarily due to fewer pandemic restrictions in 2022 and a 25% increase in the average number of employees during the three months ended June 30, 2022 compared to the same period of the prior year.

General and administrative expense during the six months ended June 30, 2022 increased approximately $6.7 million compared to the same period in 2021 primarily due to an increase in share-based compensation expense of $3.4 million and increases in salaries and wages, professional fees, travel expenses, and IT and communications. The increase in salaries and wages, professional fees, travel expense, and IT and communications is primarily due to fewer pandemic restrictions in 2022 and a 24% increase in the average number of employees during the six months ended June 30, 2022 compared to the same period of the prior year.

Development expense during the three and six months ended June 30, 2022 were $1.2 million and $2.7 million, respectively, due to NEXT Carbon Solutions’ preliminary FEED assessments performed on third-party industrial facilities.  Similar preliminary FEED assessments were not performed during either of the three or six months ended June 30, 2021.

Gain (loss) on common stock warrant liabilities for the three and six months ended June 30, 2022 and 2021 is primarily due to changes in the share price of Company common stock.

Preferred stock dividends for the three months ended June 30, 2022 of $5.8 million consisted of dividends paid-in kind with the issuance of 2,243 additional shares of Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), 2,138 additional shares of Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), and 1,374 additional shares of Series C Preferred Stock, compared to preferred stock dividends of $3.9 million for the three months ended June 30, 2021 that consisted of dividends paid-in kind with the issuance of 1,978 and 1,884 additional shares of Series A Preferred Stock and Series B Preferred Stock, respectively.

Preferred stock dividends for the six months ended June 30, 2022 of $11.5 million consisted of dividends paid-in kind with the issuance of 4,468 additional shares of Series A Preferred Stock, 4,261 additional shares of Series B Preferred Stock, and 2,761 additional shares of Series C Preferred Stock, compared to preferred stock dividends of $7.8 million for the six months ended June 30, 2021 that consisted of dividends paid-in kind with the issuance of 3,956 and 3,768 additional shares of Series A Preferred Stock and Series B Preferred Stock, respectively.

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

We have incurred operating losses since our inception and management expects operating losses and negative cash flows to continue for the foreseeable future and, as a result, we will require additional capital to fund our operations and execute our business plan. As of June 30, 2022, the Company had $40.5 million in cash and cash equivalents which are not sufficient to fund the Company's planned operations through one year after the date the consolidated financial statements are issued. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern. The analysis used to determine the Company's ability to continue as a going concern does not include cash sources outside of the Company's direct control that management expects to be available within the next twelve months.

Our ability to continue as a going concern is dependent upon our ability to obtain sufficient funding through additional debt or equity financing and to manage operating and overhead costs. There can be no assurance that we will be able to raise sufficient capital on acceptable or satisfactory terms to the Company, or at all.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table summarizes stock repurchases for the three months ended June 30, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as a Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
April 2022	91,182	$7.37	—	—
May 2022	—	—	—	—
June 2022	109,823	5.61	—	—

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

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

On May 19, 2021, a putative stockholder class action complaint was filed against the Company and members of the Company’s Board of Directors (the “Board”) in the Court of Chancery in the State of Delaware captioned Mellor, v. Schatzman, et al., Case No. 2021-0444-JTL (the “Action”). The complaint asserted, among other things, that the directors breached their fiduciary duties by failing to disclose all material information necessary for a fully-informed vote in a proxy statement in which they sought stockholder approval for a potential share issuance.  Following the filing of the Action and further communications between the parties, and in order to moot the plaintiff’s disclosure claims, avoid nuisance and expense associated with litigation and provide additional information to its stockholders, the Company filed a proxy statement supplement with the U.S. Securities and Exchange Commission on May 27, 2021 (the “Proxy Supplement”).  Thereafter, plaintiff informed the Company that, in light of the mootness of plaintiff’s claims, plaintiff would voluntarily dismiss the Action.  As of June 4, 2021, the Action had been dismissed with prejudice as to plaintiff’s individual claims and without prejudice as to all members of the purported class other than plaintiff with the Court retaining jurisdiction of the Action only for the purpose of determining an application by plaintiff for an award of attorneys’ fees and reimbursement of expenses (the “Mootness Fee Claim”) in connection with the purported benefits provided to NextDecade’s stockholders as a result of the filing of the Proxy Supplement.  On June 24, 2022, plaintiff filed a Motion for Approval of Plaintiff’s Application for an Award of Attorney’s Fees and Expenses and a Service Award (the “Motion”).  Following a period of arms’ length negotiations, the Company agreed in the exercise of business judgment to pay $125,000 in attorneys’ fees and expenses to plaintiff’s counsel in connection with the mooted disclosure claims asserted in the Action without admitting any fault or wrongdoing in full satisfaction of plaintiff and plaintiff’s counsel claim for fees or costs.  The Court was not asked to review, and did not pass judgment on, the payment of the attorneys’ fees and expenses or their reasonableness.  Plaintiff has agreed to notify the Court that the parties have reached an agreement on the Mootness Fee Claim and to withdraw the Motion.

Item 6. Exhibits

Exhibit No.	Description
3.1(1)	Second Amended and Restated Certificate of Incorporation of NextDecade Corporation, dated July 24, 2017.
3.2(2)	Amended and Restated Bylaws of NextDecade Corporation, as amended March 3, 2021.
3.3(3)	Certificate of Designations of Series A Convertible Preferred Stock, dated August 9, 2018.
3.4(4)	Certificate of Designations of Series B Convertible Preferred Stock, dated September 28, 2018.
3.5(5)	Certificate of Designations of Series C Convertible Preferred Stock, dated March 17, 2021.
3.6(6)	Certificate of Amendment to Certificate of Designations of Series A Convertible Preferred Stock, dated July 12, 2019.
3.7(7)	Certificate of Amendment to Certificate of Designations of Series B Convertible Preferred Stock, dated July 12, 2019.
3.8(8)	Certificate of Increase to Certificate of Designations of Series A Convertible Preferred Stock of NextDecade Corporation, dated July 15, 2019.
3.9(9)	Certificate of Increase to Certificate of Designations of Series B Convertible Preferred Stock of NextDecade Corporation, dated July 15, 2019.
3.10(10)	Amendment No. 1 to the Amended and Restated Bylaws of NextDecade Corporation.
10.1*	Second Amendment to Lease Agreement by and between Brownsville Navigation District of Cameron County, Texas, and Rio Grande LNG, LLC, dated April 20, 2022.
10.2*	Fourth Amendment to the Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Trains 1 and 2 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of April 29, 2022, by and between Rio Grande LNG, LLC and Bechtel Energy Inc.
10.3*	Fourth Amendment to the Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Train 3 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of April 29, 2022, by and between Rio Grande LNG, LLC and Bechtel Energy Inc.
10.4(11)	Common Stock Purchase Agreement, dated as of April 6, 2022, by and between the Company and HGC NEXT INV LLC.
10.5(12)	Registration Rights Agreement, dated April 6, 2022, by and between the Company and HGC NEXT INV LLC.
10.6(13)	Amendment of the NextDecade Corporation 2017 Omnibus Incentive Compensation Plan.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed July 28, 2017.
(2)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed July 28, 2017.
(3)	Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-3, filed December 20, 2018.
(4)	Incorporated by reference to Exhibit 3.4 of the Registrant’s Quarterly Report on Form 10-Q, filed November 9, 2018.
(5)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed March 18, 2021.
(6)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed July 15, 2019.
(7)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed July 15, 2019.
(8)	Incorporated by reference to Exhibit 3.7 of the Registrant's Quarterly Report on Form 10-Q, filed August 6, 2019.
(9)	Incorporated by reference to Exhibit 3.8 of the Registrant’s Quarterly Report on Form 10-Q, filed August 6, 2019.
(10)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed March 4, 2021.
(11)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed April 7, 2022.
(12)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed April 7, 2022.
(13)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed June 22, 2022.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTDECADE CORPORATION

Date: August 11, 2022	By:	/s/ Matthew K. Schatzman
Matthew K. Schatzman
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Brent E. Wahl
Brent E. Wahl
Chief Financial Officer
(Principal Financial Officer)