Form 10-Q
period 2022-09-30
NextDecade Corp.
filed 2022-11-10
CIK 1612720

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 4, 2022, the issuer had 144,392,130 shares of common stock outstanding.

NEXTDECADE CORPORATION

FORM 10-Q FOR THE QUARTER ENDED September 30, 2022

Organizational Structure

The following diagram depicts our abbreviated organizational structure as of September 30, 2022 with references to the names of certain entities discussed in this Quarterly Report on Form 10-Q.

Unless the context requires otherwise, references to “NextDecade,” the “Company,” “we,” “us” and “our” refer to NextDecade Corporation (NASDAQ: NEXT) and its consolidated subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NextDecade Corporation

Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$109,223	$25,552
Prepaid expenses and other current assets	1,309	835
Total current assets	110,532	26,387
Property, plant and equipment, net	182,818	173,816
Operating lease right-of-use assets, net	1,065	590
Other non-current assets, net	26,301	21,312
Total assets	$320,716	$222,105

Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable	$4,887	$281
Share-based compensation liability	182	182
Accrued liabilities and other current liabilities	10,988	5,791
Current common stock warrant liabilities	—	1,376
Current operating lease liabilities	968	596
Total current liabilities	17,025	8,226
Non-current common stock warrant liabilities	8,234	2,587
Non-current operating lease liabilities	143	—
Other non-current liabilities	23,000	23,000
Total liabilities	48,402	33,813

Commitments and contingencies (Note 13)

Series A Convertible Preferred Stock, $1,000 per share liquidation preference; Issued and outstanding: 80,516 shares and 73,713 shares at September 30, 2022 and December 31, 2021, respectively	70,594	63,791
Series B Convertible Preferred Stock, $1,000 per share liquidation preference; Issued and outstanding: 76,922 shares and 70,433 shares at September 30, 2022 and December 31, 2021, respectively	71,091	64,602
Series C Convertible Preferred Stock, $1,000 per share liquidation preference; Issued and outstanding: 57,630 shares and 42,490 shares at September 30, 2022 and December 31, 2021, respectively	54,273	40,007
Stockholders’ equity
Common stock, $0.0001 par value Authorized: 480.0 million shares at September 30, 2022 and December 31, 2021; Issued and outstanding: 143.2 million shares and 120.8 million shares at September 30, 2022 and December 31, 2021, respectively	14	12
Treasury stock: 889,713 shares and 346,126 shares at September 30, 2022 and December 31, 2021, respectively, at cost	(4,127)	(1,315)
Preferred stock, $0.0001 par value Authorized: 0.5 million, after designation of the Convertible Preferred Stock Issued and outstanding: none at September 30, 2022 and December 31, 2021	—	—
Additional paid-in-capital	291,684	191,264
Accumulated deficit	(211,215)	(170,069)
Total stockholders’ equity	76,356	19,892
Total liabilities, convertible preferred stock and stockholders’ equity	$320,716	$222,105

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues	$—	$—	$—	$—
Operating expenses
General and administrative expense	14,616	2,937	29,233	10,840
Development expense, net	1,133	—	3,870	—
Lease expense	299	240	808	678
Depreciation expense	41	43	129	136
Total operating expenses	16,089	3,220	34,040	11,654
Total operating loss	(16,089)	(3,220)	(34,040)	(11,654)
Other income (expense)
Gain (loss) on common stock warrant liabilities	(2,773)	4,442	(7,192)	(2,363)
Other, net	65	—	86	1
Total other expense	(2,708)	4,442	(7,106)	(2,362)
Net loss attributable to NextDecade Corporation	(18,797)	1,222	(41,146)	(14,016)
Preferred stock dividends	(6,248)	(5,264)	(17,777)	(13,015)
Deemed dividends on Series A Convertible Preferred Stock	—	(16)	—	(47)
Net loss attributable to common stockholders	$(25,045)	$(4,058)	$(58,923)	$(27,078)

Net loss per common share - basic and diluted	$(0.19)	$(0.03)	$(0.47)	$(0.23)

Weighted average shares outstanding - basic and diluted	129,418	119,374	125,716	118,677

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation

Consolidated Statement of Stockholders’ Equity and Convertible Preferred Stock

(in thousands)

(unaudited)

	For the Three Months Ended September 30, 2022
	Common Stock		Treasury Stock					Series A	Series B	Series C
		Par			Additional		Total	Convertible	Convertible	Convertible
		Value			Paid-in	Accumulated	Stockholders’	Preferred	Preferred	Preferred
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Stock	Stock	Stock
Balance at June 30, 2022	127,254	$13	742	$(3,067)	$213,749	$(192,418)	$18,277	$68,259	$68,863	$52,604
Share-based compensation	—	—	—	—	3,041	—	3,041	—	—	—
Restricted stock vesting	620	—	—	—	—	—	—	—	—	—
Shares repurchased related to share-based compensation	(147)	—	147	(1,060)	—	—	(1,060)	—	—	—
Issuance of common stock, net	15,454	1	—	—	81,142	—	81,143	—	—	—
Preferred stock dividends	—	—	—	—	(6,248)	—	(6,248)	2,335	2,228	1,669
Net income	—	—	—	—	—	(18,797)	(18,797)	—	—	—
Balance at September 30, 2022	143,181	$14	889	$(4,127)	$291,684	$(211,215)	$76,356	$70,594	$71,091	$54,273

	For the Nine Months Ended September 30, 2022
	Common Stock		Treasury Stock					Series A	Series B	Series C
		Par			Additional		Total	Convertible	Convertible	Convertible
		Value			Paid-in	Accumulated	Stockholders’	Preferred	Preferred	Preferred
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Stock	Stock	Stock
Balance at December 31, 2021	120,838	$12	346	$(1,315)	$191,264	$(170,069)	$19,892	$63,791	$64,602	$40,007
Share-based compensation	—	—	—	—	3,555	—	3,555	—	—	—
Restricted stock vesting	2,293	—	—	—	—	—	—	—	—	—
Shares repurchased related to share-based compensation	(543)	—	543	(2,812)	—	—	(2,812)	—	—	—
Issuance of common stock, net	20,072	2	—	—	111,078	—	111,080	—	—	—
Exercise of common stock warrants	521	—	—	—	3,564	—	3,564	—	—	—
Issuance of Series C Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	9,836
Preferred stock dividends	—	—	—	—	(17,777)	—	(17,777)	6,803	6,489	4,430
Net loss	—	—	—	—	—	(41,146)	(41,146)	—	—	—
Balance at September 30, 2022	143,181	$14	889	$(4,127)	$291,684	$(211,215)	$76,356	$70,594	$71,091	$54,273

The accompanying notes are an integral part of these unaudited consolidated financial statements.

	For the Three Months Ended September 30, 2021
	Common Stock		Treasury Stock					Series A	Series B	Series C
		Par			Additional		Total	Convertible	Convertible	Convertible
		Value			Paid-in	Accumulated	Stockholders’	Preferred	Preferred	Preferred
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Stock	Stock	Stock
Balance at June 30, 2021	118,482	$12	300	$(1,171)	$199,553	$(163,268)	35,126	$59,509	$60,549	$33,173
Share-based compensation	—	—	—	—	(3,653)	—	(3,653)	—	—	—
Restricted stock vesting	285	—	—	—	—	—	—	—	—	—
Shares repurchased related to share-based compensation	(44)	—	44	(139)	—	—	(139)	—	—	—
Issuance of common stock, net	116	—	—	—	151	—	151	—	—	—
Stock dividend	399	—	—	—	—	—	—	—	—	—
Exercise of common stock warrants	1,485	—	—	—	4,365	—	4,365	—	—	—
Issuance of Series C Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	4,634
Preferred stock dividends	—	—	—	—	(5,264)	—	(5,264)	2,089	1,993	1,159
Deemed dividends - accretion of beneficial conversion feature	—	—	—	—	(16)	—	(16)	16	—	—
Net loss	—	—	—	—	—	1,222	1,222	—	—	—
Balance at September 30, 2021	120,723	$12	344	$(1,310)	$195,136	$(162,046)	$31,792	$61,614	$62,542	$38,966

	For the Nine Months Ended September 30, 2021
	Common Stock		Treasury Stock					Series A	Series B	Series C
		Par			Additional		Total	Convertible	Convertible	Convertible
		Value			Paid-in	Accumulated	Stockholders’	Preferred	Preferred	Preferred
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Stock	Stock	Stock
Balance at December 31, 2020	117,829	$12	249	$(1,031)	$209,481	$(148,030)	60,432	$55,522	$56,781	$-
Share-based compensation	—	—	—	—	(5,799)	—	(5,799)	—	—	—
Restricted stock vesting	590	—	—	—	—	—	—	—	—	—
Shares repurchased related to share-based compensation	(95)	—	95	(279)	—	—	(279)	—	—	—
Issuance of common stock, net	116	—	—	—	151	—	151	—	—	—
Stock dividend	798	—	—	—	—	—	—	—	—	—
Exercise of common stock warrants	1,485	—	—	—	4,365	—	4,365	—	—	—
Issuance of Series C Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	37,807
Preferred stock dividends	—	—	—	—	(13,015)	—	(13,015)	6,045	5,761	1,159
Deemed dividends - accretion of beneficial conversion feature	—	—	—	—	(47)	—	(47)	47	—	—
Net loss	—	—	—	—	—	(14,016)	(14,016)	—	—	—
Balance at September 30, 2021	120,723	$12	344	$(1,310)	$195,136	$(162,046)	$31,792	$61,614	$62,542	$38,966

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Operating activities:
Net loss attributable to NextDecade Corporation	$(41,146)	$(14,016)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	129	136
Share-based compensation expense (forfeiture)	3,555	(5,571)
Loss on common stock warrant liabilities	7,192	2,363
Amortization of right-of-use assets	522	414
Amortization of other non-current assets	354	1,062
Changes in operating assets and liabilities:
Prepaid expenses	(460)	(234)
Accounts payable	294	76
Operating lease liabilities	(482)	(396)
Accrued expenses and other liabilities	2,081	3,914
Net cash used in operating activities	(27,961)	(12,252)
Investing activities:
Acquisition of property, plant and equipment	(5,673)	(8,390)
Acquisition of other non-current assets	(5,343)	(4,666)
Net cash used in investing activities	(11,016)	(13,056)
Financing activities:
Proceeds from sale of Series C Convertible Preferred Stock	10,500	39,500
Proceeds from sale of common stock	115,000	389
Equity issuance costs	(2)	(117)
Preferred stock dividends	(38)	(50)
Shares repurchased related to share-based compensation	(2,812)	(279)
Net cash provided by financing activities	122,648	39,443
Net increase in cash and cash equivalents	83,671	14,135
Cash and cash equivalents – beginning of period	25,552	22,608
Cash and cash equivalents – end of period	$109,223	$36,743

Non-cash investing activities:
Accounts payable for acquisition of property, plant and equipment	$470	$329
Accrued liabilities for acquisition of property, plant and equipment	3,904	996
Pipeline assets obtained in exchange for other non-current liabilities	—	84
Non-cash financing activities:
Paid-in-kind dividends on Convertible Preferred Stock	17,722	12,965
Accounts payable for equity issuance costs	3,888	148
Accretion of deemed dividends on Series A Convertible Preferred Stock	—	47
Accrued liabilities for equity issuance costs	83	35

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2021. In our opinion, all adjustments, consisting only of normal recurring items, which are considered necessary for a fair presentation of the unaudited consolidated financial statements, have been included. The results of operations for the three months ended September 30, 2022 are not necessarily indicative of the operating results for the full year.

Certain reclassifications have been made to conform prior period information to the current presentation.  The reclassifications did not have a material effect on our consolidated financial position, results of operations or cash flows.

The Company has incurred operating losses since its inception and management expects operating losses and negative cash flows to continue for the foreseeable future and, as a result, the Company will require additional capital to fund its operations and execute its business plan. As of September 30, 2022, the Company had $109.2 million in cash and cash equivalents, which may not be sufficient to fund the Company's planned operations through one year after the date the consolidated financial statements are issued. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern. The analysis used to determine the Company's ability to continue as a going concern does not include cash sources outside of the Company's direct control that management expects to be available within the next twelve months.

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

Note 2 — Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Prepaid subscriptions	$278	$85
Prepaid insurance	484	272
Prepaid marketing and sponsorships	—	60
Other	547	418
Total prepaid expenses and other current assets	$1,309	$835

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

If Rio Grande or its affiliate fails to issue a full notice to proceed to the EPC Contractor on or prior to December 31, 2023, Buyer has the right to sell the Equity Interests back to NextDecade LLC and NextDecade LLC has the right to repurchase the Equity Interests from Buyer, in each case at a price not to exceed $23 million. Accordingly, the proceeds from the sale of the Equity Interests and additional costs incurred by Buyer are presented as a non-current liability and the assets of Rio Bravo have not been de-recognized in the consolidated balance sheet at September 30, 2022.

Note 4 — Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Fixed Assets
Computers	$697	$633
Furniture, fixtures, and equipment	664	464
Leasehold improvements	101	101
Total fixed assets	1,462	1,198
Less: accumulated depreciation	(973)	(844)
Total fixed assets, net	489	354
Project Assets (not placed in service)
Terminal	161,312	152,445
Pipeline	21,017	21,017
Total Terminal and Pipeline assets	182,329	173,462
Total property, plant and equipment, net	$182,818	$173,816

Depreciation expense was $41 thousand and $43 thousand for the three months ended  September 30, 2022 and 2021, respectively, and $129 thousand and $136 thousand for the nine months ended September 30, 2022 and 2021, respectively.

Note 5 — Leases

Our leased assets primarily consist of office space.

Operating lease right-of-use assets are as follows (in thousands):

	September 30,	December 31,
	2022	2021
Office leases	$1,065	$590
Total operating lease right-of-use assets, net	$1,065	$590

Operating lease liabilities are as follows (in thousands):

	September 30,	December 31,
	2022	2021
Office leases	$968	$596
Total current lease liabilities	$968	$596
Non-current office leases	143	—
Total lease liabilities	$1,111	$596

Operating lease expense is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Office leases	$230	$156	$608	$470
Total operating lease expense	230	156	608	470
Short-term lease expense	69	84	200	208
Total lease expense	$299	$240	$808	$678

Maturity of operating lease liabilities as of September 30, 2022 are as follows (in thousands, except lease term and discount rate):

2022 (remaining)	$169
2023	1,027
2024	—
2025	—
2026	—
Thereafter	—
Total undiscounted lease payments	1,196
Discount to present value	(85)
Present value of lease liabilities	$1,111

Weighted average remaining lease term - years	1.3
Weighted average discount rate - percent	12.0

Other information related to our operating leases is as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities:
Cash flows from operating activities	$ 684	$ 509
Noncash right-of-use assets recorded for operating lease liabilities:
In exchange for new operating lease liabilities during the period	1,332	712

Note 6 — Other Non-Current Assets

Other non-current assets consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Permitting costs(1)	$8,250	$7,644
Enterprise resource planning system, net	—	354
Rio Grande Site Lease initial direct costs	18,051	13,314
Total other non-current assets, net	$26,301	$21,312

(1)

Permitting costs primarily represent costs incurred in connection with permit applications to the United States Army Corps of Engineers and the U.S. Fish and Wildlife Service for mitigation measures for potential impacts to wetlands and habitat that may be caused by the construction of the Terminal and the Pipeline.

Note 7 — Accrued Liabilities and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Employee compensation expense	$4,619	$4,358
Terminal costs	3,905	926
Accrued legal services	485	70
Other accrued liabilities	1,979	437
Total accrued liabilities and other current liabilities	$10,988	$5,791

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

As of September 30, 2022, shares of Series A Preferred Stock and Series B Preferred Stock were convertible into shares of Company common stock at a conversion price of approximately $5.48 per share and $5.53 per share, respectively, and shares of Series C Preferred Stock were convertible into shares of Company common stock at a weighted average conversion price of approximately $2.98 per share.

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

The shares of Convertible Preferred Stock bear dividends at a rate of 12% per annum, which are cumulative and accrue daily from the respective dates of issuance on the $1,000 stated value. Such dividends are payable quarterly and may be paid in cash or in-kind. During the nine months ended September 30, 2022 and 2021, the Company paid-in-kind $17.7 million and $13.0 million of dividends, respectively, to the holders of the Convertible Preferred Stock.  On October 12, 2022, the Company declared dividends to the holders of the Convertible Preferred Stock as of the close of business on September 15, 2022.  On October 17, 2022, the Company paid-in-kind $6.5 million of dividends to the holders of the Convertible Preferred Stock.

Common Stock Warrants

The Company has issued warrants exercisable to purchase Company common stock in connection with its issuances of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock (collectively, the “Common Stock Warrants”).  The Company revalues the Common Stock Warrants at each balance sheet date and recognized a loss of $2.8 million and a gain of $4.4 million during the three months ended  September 30, 2022 and 2021, respectively, and a loss of $7.2 million and $2.4 million for the nine months ended September 30, 2022 and 2021, respectively. The Common Stock Warrant liabilities are included in Level 3 of the fair value hierarchy.

The assumptions used in the Monte Carlo simulation model to estimate the fair value of the Common Stock Warrants are as follows:

	September 30,	December 31,
	2022	2021
Stock price	$6.02	$2.85
Exercise price	$0.01	$0.01
Risk-free rate	4.2%	0.1%
Volatility	55.9%	62.6%
Term (years)	2.0	1.6

Note 9 — Stockholders' Equity

Common Stock Purchase Agreements

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

On September 14, 2022, the Company entered into a common stock purchase agreement for a private placement (the “Private Placement”) with several institutional investors (collectively, the “Purchasers”), pursuant to which the Company agreed to sell, and the Purchasers severally agreed to purchase, an aggregate of 15,454,160 shares of the Company’s common stock at a purchase price of $5.50 per share for an aggregate purchase price of approximately $85.0 million.  The Private Placement closed on September 19, 2022.

Common Stock Warrants

During the nine months ended September 30, 2022, Common Stock Warrants were exercised by certain holders of Series B Preferred Stock.  In connection with the exercises of Common Stock Warrants, the Company issued an aggregate of 520,335 shares of Company common stock.

Note 10 — Net Loss Per Share

The following table (in thousands, except for loss per share) reconciles basic and diluted weighted average common shares outstanding for each of the nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Weighted average common shares outstanding:
Basic	129,418	119,374	125,716	118,677
Dilutive unvested stock, convertible preferred stock, Common Stock Warrants and IPO Warrants	—	—	—	—
Diluted	129,418	119,374	125,716	118,677

Basic and diluted net loss per share attributable to common stockholders	$(0.19)	$(0.03)	$(0.47)	$(0.23)

Potentially dilutive securities not included in the diluted net loss per share computations because their effect would have been anti-dilutive were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Unvested stock and stock units (1)	1,918	1,831	1,751	1,581
Convertible preferred stock	47,707	34,095	45,653	29,174
Common Stock Warrants	1,240	2,510	1,388	2,486
IPO Warrants(2)	—	12,082	—	12,082
Total potentially dilutive common shares	50,865	50,518	48,792	45,323

(1)	Includes the impact of unvested shares containing performance conditions to the extent that the underlying performance conditions are satisfied based on actual results as of the respective dates.

(2)	The IPO Warrants were issued in connection with our initial public offering in 2015 and expired on July 24, 2022.

Note 11 — Share-based Compensation

We have granted shares of Company common stock, restricted Company common stock and restricted stock units to employees, consultants and non-employee directors under our 2017 Omnibus Incentive Plan, as amended (the “2017 Plan”).

Total share-based compensation consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Share-based compensation expense (forfeiture):
Equity awards	$3,041	$(3,653)	$3,555	$(5,799)
Liability awards	—	—	—	—
Total share-based compensation (forfeiture)	3,041	(3,653)	3,555	(5,799)
Capitalized share-based compensation	—	944	—	228
Total share-based compensation expense (forfeiture)	$3,041	$(2,709)	$3,555	$(5,571)

Note 12 — Income Taxes

Due to our cumulative loss position, we have established a full valuation allowance against our deferred tax assets at September 30, 2022 and December 31, 2021. Due to our full valuation allowance, we have not recorded a provision for federal or state income taxes during either of the three and nine months ended September 30, 2022 or 2021.

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

Legal Proceedings

From time to time the Company may be subject to various claims and legal actions that arise in the ordinary course of business. As of  September 30, 2022, management is not aware of any claims or legal actions that, separately or in the aggregate, are likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows, although the Company cannot guarantee that a material adverse effect will not occur.

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

Engineering, Procurement and Construction (“EPC”) Agreements

In April 2022, Rio Grande and Bechtel Energy Inc. (formerly known as Bechtel Oil, Gas and Chemicals, Inc., “Bechtel”) amended each of the Trains 1 and 2 EPC Agreement and the Train 3 EPC Agreement to extend the respective contract validity to July 31, 2023.

In September 2022, Rio Grande and Bechtel amended each of the Trains 1 and 2 EPC Agreement and the Train 3 EPC Agreement. The amendments to the EPC Agreements primarily give effect to certain updated lump-sum, separated contract pricing components. Consistent with information previously disclosed by the Company, we currently estimate the lump-sum EPC cost to construct Trains 1-3 of the Terminal at approximately $11.4 billion. The final EPC lump-sum contract pricing for Trains 1-3 of the Terminal will be determined prior to an FID on Trains 1-3.

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

In June 2022, we entered into agreements with an energy infrastructure fund to perform preliminary FEED studies at two power generation facilities.  Through performance of the preliminary FEED studies, we have generated cash proceeds of $0.7 million and expect to generate an additional $0.3 million in the fourth quarter of 2022.

Financing Activity

Private Placements of Company Common Stock

In April 2022, we sold 4,618,226 shares of Company common stock for gross proceeds of approximately $30 million to HGC NEXT INV LLC, as described in Note 9 - Stockholders' Equity in the Notes to Consolidated Financial Statements.

              In September 2022, we sold 15,454,160 shares of Company common stock for gross proceeds of approximately $85 million. The Private Placement closed on September 19, 2022, as described in  Note 9 - Stockholders' Equity in the Notes to Consolidated Financial Statements.

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

In September 2022, we sold 15,454,160 shares of Company common stock for approximately $85 million.

During the three and nine months ended September 30, 2022 we spent approximately $16 million and $42 million, respectively, on development activities, and we expect spending on development activities to continue to increase during the three months ending December 31, 2022, as we increase headcount, engage consultants, ramp up our contractors, including Bechtel, in preparation for a positive FID of the initial phase of the Terminal.  Because our businesses and assets are in development, we have not historically generated cash flow from operations, nor do we expect to do so until the Terminal is operational or until we install CCS systems on third-party industrial facilities. We intend to fund development activities for the foreseeable future with cash and cash equivalents on hand and through the sale of additional equity, equity-based or debt securities in us or in our subsidiaries.  There can be no assurance that we will succeed in selling such securities or, if successful, that the capital we raise will not be expensive or dilutive to stockholders.

Our consolidated financial statements as of and for the three and nine months ended September 30, 2022 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Based on our balance of cash and cash equivalents of $109.2 million at September 30, 2022, there is substantial doubt about our ability to continue as a going concern within one year after the date that our consolidated financial statements were issued. Our ability to continue as a going concern will depend on managing certain operating and overhead costs and our ability to raise capital through equity, equity-based or debt financings. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty, which could have a material adverse effect on our financial condition.

Long Term Liquidity and Capital Resources

The Terminal will not begin to operate and generate significant cash flows unless and until the Terminal is operational, which is expected to be at least four years away, and the construction of the Terminal will require a significant amount of capital expenditure. CCS projects will similarly take an extended period of time to develop, construct and become operational and will require significant capital deployment. We currently expect that the long-term capital requirements for the Terminal and any CCS projects will be financed predominately through project financing and proceeds from future debt, equity-based, and equity offerings by us, and that construction of the Terminal or any CCS projects would not begin until such financing has been obtained. As a result, our business success will depend, to a significant extent, upon our ability to obtain the funding necessary to construct the Terminal and any CCS projects, to bring them into operation on a commercially viable basis and to finance our staffing, operating and expansion costs during that process. There can be no assurance that we will succeed in securing additional debt and/or equity financing in the future to complete the Terminal or any CCS projects or, if successful, that the capital we raise will not be expensive or dilutive to stockholders. Additionally, if these types of financing are not available, we will be required to seek alternative sources of financing, which may not be available on terms acceptable to us, if at all.

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash for the periods presented (in thousands):

	Nine Months Ended
	September 30,
	2022	2021
Operating cash flows	$(27,961)	$(12,252)
Investing cash flows	(11,016)	(13,056)
Financing cash flows	122,648	39,443
Net increase in cash and cash equivalents	83,671	14,135
Cash and cash equivalents – beginning of period	25,552	22,608
Cash and cash equivalents – end of period	$109,223	$36,743

Operating Cash Flows

Operating cash outflows during the nine months ended September 30, 2022 and 2021 were $28.0 million and $12.3 million, respectively.  The increase in operating cash outflows during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily due to an increase in employee costs and professional fees paid to consultants as we prepare for a positive FID in the initial phase of the Terminal.

Investing Cash Flows

Investing cash outflows during the nine months ended September 30, 2022 and 2021 were $11.0 million and $13.1 million, respectively. Investing cash outflows primarily consist of cash used in the development of the Terminal and CCS project. The decrease in investing cash outflows during the nine months ended September 30, 2022 compared to the same period in 2021 was primarily due to lower spend with Bechtel.  During the third quarter of 2022, we issued a limited notice to proceed to Bechtel to begin ramping up its personnel and initiate site preparation work; as a result, investing cash outflows will increase in the fourth quarter of 2022 relative to the quarterly investing cash outflows during the nine months ended September 30, 2022 and 2021.

Financing Cash Flows

Financing cash inflows during the nine months ended September 30, 2022 and 2021 were $122.6 million and $39.4 million, respectively, primarily representing proceeds from the sale of Series C Preferred Stock and the sale of common stock in 2022 and the sale of Series C Preferred Stock in 2021.

Contractual Obligations

There have been no material changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Results of Operations

The following table summarizes costs, expenses and other income for the periods indicated (in thousands):

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2022	2021	Change	2022	2021	Change
Revenues	$—	$—	$—	$—	$—	$—
General and administrative expense	14,616	2,937	11,679	29,233	10,840	18,393
Development expense, net	1,133	—	1,133	3,870	—	3,870
Lease expense	299	240	59	808	678	130
Depreciation expense	41	43	(2)	129	136	(7)
Total operating loss	(16,089)	(3,220)	(12,869)	(34,040)	(11,654)	(22,386)
Gain (loss) on common stock warrant liabilities	(2,773)	4,442	(7,215)	(7,192)	(2,363)	(4,829)
Other, net	65	—	65	86	1	85
Net loss attributable to NextDecade Corporation	(18,797)	1,222	(20,019)	(41,146)	(14,016)	(27,130)
Preferred stock dividends	(6,248)	(5,264)	(984)	(17,777)	(13,015)	(4,762)
Deemed dividends on Series A Convertible Preferred Stock	—	(16)	16	—	(47)	47
Net loss attributable to common stockholders	$(25,045)	$(4,058)	$(20,987)	$(58,923)	$(27,078)	$(31,845)

Our consolidated net loss was $25.0 million, or $0.20 per common share (basic and diluted), for the three months ended September 30, 2022 compared to a net loss of $4.1 million, or $0.03 per common share (basic and diluted), for the three months ended September 30, 2021. The $21.0 million increase in net loss was primarily a result of increases in general and administrative expense, development expense, net, preferred stock dividends and loss on common stock warrant liabilities.

Our consolidated net loss was $58.9 million, or $0.47 per common share (basic and diluted), for the nine months ended September 30, 2022 compared to a net loss of $27.1 million, or $0.23 per common share (basic and diluted), for the nine months ended September 30, 2021. The $31.8 million increase in net loss was primarily a result of increases in general and administrative expense, development expense, net, preferred stock dividends and loss on common stock warrant liabilities.

General and administrative expense during the three months ended September 30, 2022 increased approximately $11.7 million compared to the same period in 2021 primarily due to an increase in share-based compensation expense of $5.8 million and increases in salaries and wages, professional fees, travel expenses, and IT and communications. The increase in share-based compensation expense for the three months ended September 30, 2022 was primarily due to forfeitures of awards upon the departure of certain employees during 2021.  The increase in salaries and wages, professional fees, travel expense, and IT and communications is primarily due to fewer pandemic restrictions in 2022 and an increase in the average number of employees during the three months ended September 30, 2021 compared to the same period of the prior year.

General and administrative expense during the nine months ended September 30, 2022 increased approximately $18.4 million compared to the same period in 2021 primarily due to an increase in share-based compensation expense of $9.1 million and increases in salaries and wages, professional fees, travel expenses, and IT and communications. The increase in share-based compensation expense for the nine months ended September 30, 2022 was primarily due to forfeitures of awards upon the departure of certain employees during 2021. The increase in salaries and wages, professional fees, travel expense, and IT and communications is primarily due to fewer pandemic restrictions in 2022 and an increase in the average number of employees during the nine months ended September 30, 2022 compared to the same period of the prior year.

Development expense, net during the three and nine months ended September 30, 2022 were $1.1 million and $3.9 million, respectively, due to NEXT Carbon Solutions’ preliminary FEED and FEED studies performed on third-party industrial facilities.  Similar preliminary FEED and FEED studies were not performed during either of the three or nine months ended September 30, 2021.

Gain (loss) on common stock warrant liabilities for the three and nine months ended September 30, 2022 and 2021 is primarily due to changes in the share price of Company common stock.

Preferred stock dividends for the three months ended September 30, 2022 of $6.2 million consisted of dividends paid-in kind with the issuance of 2,335 additional shares of Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), 2,228 additional shares of Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), and 1,669 additional shares of Series C Preferred Stock, compared to preferred stock dividends of $5.3 million for the three months ended September 30, 2021 that consisted of dividends paid-in kind with the issuance of 2,089, 1,993 and 1,159 additional shares of Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock, respectively.

Preferred stock dividends for the nine months ended September 30, 2022 of $17.8 million consisted of dividends paid-in kind with the issuance of 6,803 additional shares of Series A Preferred Stock, 6,489 additional shares of Series B Preferred Stock and 4,430 additional shares of Series C Preferred Stock, compared to preferred stock dividends of $13.0 million for the nine months ended September 30, 2021 that consisted of dividends paid-in kind with the issuance of 6,045, 5,761 and 1,159 additional shares of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, respectively.

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

We have incurred operating losses since our inception and management expects operating losses and negative cash flows to continue for the foreseeable future and, as a result, we will require additional capital to fund our operations and execute our business plan. As of September 30, 2022, the Company had $109.2 million in cash and cash equivalents, which may not be sufficient to fund the Company's planned operations through one year after the date the consolidated financial statements are issued. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern. The analysis used to determine the Company's ability to continue as a going concern does not include cash sources outside of the Company's direct control that management expects to be available within the next twelve months.

Our ability to continue as a going concern is dependent upon our ability to obtain sufficient funding through additional debt or equity financing and to manage operating and overhead costs. There can be no assurance that we will be able to raise sufficient capital on acceptable or satisfactory terms to the Company, or at all.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table summarizes stock repurchases for the three months ended September 30, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as a Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
July 2022	—	$—	—	—
August 2022	60,397	7.46	—	—
September 2022	87,053	7.00	—	—

(1)

Represents shares of Company common stock surrendered to us by participants in the 2017 Plan to settle the participants’ personal tax liabilities that resulted from the lapsing of restrictions on awards made to the participants under the 2017 Plan.

(2)

The price paid per share of Company common stock was based on the closing trading price of such stock on the dates on which we repurchased shares of Company common stock from the participants under the 2017 Plan.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1(1)	Second Amended and Restated Certificate of Incorporation of NextDecade Corporation, dated July 24, 2017.
3.2(2)	Amended and Restated Bylaws of NextDecade Corporation, as amended March 3, 2021.
3.3(3)	Certificate of Designations of Series A Convertible Preferred Stock, dated August 9, 2018.
3.4(4)	Certificate of Designations of Series B Convertible Preferred Stock, dated September 28, 2018.
3.5(5)	Certificate of Designations of Series C Convertible Preferred Stock, dated March 17, 2021.
3.6(6)	Certificate of Amendment to Certificate of Designations of Series A Convertible Preferred Stock, dated July 12, 2019.
3.7(7)	Certificate of Amendment to Certificate of Designations of Series B Convertible Preferred Stock, dated July 12, 2019.
3.8(8)	Certificate of Increase to Certificate of Designations of Series A Convertible Preferred Stock of NextDecade Corporation, dated July 15, 2019.
3.9(9)	Certificate of Increase to Certificate of Designations of Series B Convertible Preferred Stock of NextDecade Corporation, dated July 15, 2019.
10.1*+	Fifth Amendment to the Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Trains 1 and 2 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of September 14, 2022, by and between Rio Grande LNG, LLC and Bechtel Energy Inc.
10.2*+	Fifth Amendment to the Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Train 3 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of September 15, 2022, by and between Rio Grande LNG, LLC and Bechtel Energy Inc.
10.3(10)	Common Stock Purchase Agreement, dated as of September 14, 2022, by and between the Company and the Purchasers named therein.
10.4(11)	Registration Rights Agreement, dated September 14, 2022, by and between the Company and the Purchasers named therein.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed July 28, 2017.
(2)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 filed June 24, 2022.
(3)	Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-3, filed December 20, 2018.
(4)	Incorporated by reference to Exhibit 3.4 of the Registrant’s Quarterly Report on Form 10-Q, filed November 9, 2018.
(5)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed March 18, 2021.
(6)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed July 15, 2019.
(7)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed July 15, 2019.
(8)	Incorporated by reference to Exhibit 3.7 of the Registrant's Quarterly Report on Form 10-Q, filed August 6, 2019.
(9)	Incorporated by reference to Exhibit 3.8 of the Registrant’s Quarterly Report on Form 10-Q, filed August 6, 2019.
(10)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed September 19, 2022.
(11)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed September 19, 2022.

*	Filed herewith.
**	Furnished herewith.
+	Certain portions of this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTDECADE CORPORATION

Date: November 10, 2022	By:	/s/ Matthew K. Schatzman
Matthew K. Schatzman
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Brent E. Wahl
Brent E. Wahl
Chief Financial Officer
(Principal Financial Officer)