Form 10-K
period 2022-12-31
NextDecade Corp.
filed 2023-03-10
CIK 1612720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.       ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was approximately $134.3 million as of June 30, 2022 (based on the closing price of the registrant's common stock on June 30, 2022 of $4.44 per share).

150,573,984 shares of the registrant’s Common Stock, $0.0001 par value, were outstanding as of March 2, 2023.

Documents incorporated by reference: Portions of the definitive proxy statement for the registrant's Annual Meeting of Stockholders (to be filed within 120 days of the close of the registrant's fiscal year) are incorporated by reference into Part III of this Form 10-K.

NEXTDECADE CORPORATION

Organizational Structure

The following diagram depicts our abbreviated organizational structure as of December 31, 2022 with references to the names of certain entities discussed in this Annual Report.

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

•	technological innovation which may lessen our anticipated competitive advantage or demand for our offerings;

•	the global demand for and price of LNG;

•	the availability of LNG vessels worldwide;

•	changes in legislation and regulations relating to the LNG and carbon capture industries, including environmental laws and regulations that impose significant compliance costs and liabilities;

•	scope of implementation of carbon pricing regimes aimed at reducing greenhouse gas emissions;

•	global development and maturation of emissions reduction credit markets;

•	adverse changes to existing or proposed carbon tax incentive regimes;

•	global pandemics, including the 2019 novel coronavirus (“COVID-19”) pandemic, the Russia-Ukraine conflict, other sources of volatility in the energy markets and their impact on our business and operating results, including any disruptions in our operations or development of the Terminal and the health and safety of our employees, and on our customers, the global economy and the demand for LNG or carbon capture;

•	risks related to doing business in and having counterparties in foreign countries;

•	our ability to maintain the listing of our securities on the Nasdaq Capital Market or another securities exchange or quotation medium;

•	changes adversely affecting the businesses in which we are engaged;

•	management of growth;

•	general economic conditions, including inflation and rising interest rates;

•	our ability to generate cash; and

•	the result of future financing efforts and applications for customary tax incentives.

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

Company Overview and Formation

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

Our management is comprised of a team of industry leaders with extensive experience in the development of major projects. We have focused our development activities on the Terminal and undertaking various initiatives to evaluate, design, and engineer the Terminal that we expect will result in demand for LNG supply, which would enable us to seek construction financing to develop the Terminal and have expanded into developing CCS projects through NEXT Carbon Solutions.

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

All necessary permits and approvals to build the Terminal and export LNG have been obtained, including the Terminal design and the ability to mobilize to site and perform full site preparation and test pilings, pending final FERC notice to proceed. The site has deep-water port access and is supported by area-wide marine infrastructure. The Terminal will deploy proven Air Products liquefaction technology and we intend to deploy carbon capture and storage technology to capture greater than 90 percent of facility CO2 emissions. Rio Grande has lump-sum separated turnkey contracts with Bechtel Oil, Gas and Chemicals, Inc. (“Bechtel”), the engineering, procurement and construction (“EPC”) contractor.  The Rio Bravo Pipeline (defined below) will connect the Terminal to the Agua Dulce supply area. The Agua Dulce supply area is supplied by significant natural gas resources in Texas, including the Permian Basin and Eagle Ford Shale.

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

Engineering, Procurement, and Construction

Rio Grande is party to two lump-sum separated turnkey (“LSTK”) EPC agreements with Bechtel for the construction of (i) two LNG trains with expected aggregate production capacity up to approximately 11.74 mtpa, two 180,000m3 full containment LNG tanks, one marine loading berth, related utilities and facilities, and all related appurtenances thereto, together with certain additional work options (the “Trains 1 and 2 EPC Agreement”) and (ii) an LNG train with expected production capacity of up to approximately 5.87 mtpa, related utilities and facilities, and all related appurtenances  thereto (the “Train 3 EPC Agreement” and together with the Trains 1 and 2 EPC Agreement, the “EPC Agreements”).  As of December 31, 2022, we have issued eight limited notices to proceed to Bechtel under the Trains 1 and 2 EPC Agreement.

Commercial

We are continuing commercial discussions with a variety of parties ranging from large utilities and state-sponsored enterprises to portfolio and multinational commodity interests. Leveraging the global relationships and extensive experience of our management team, we expect to sign long-term binding offtake commitments for substantially all of the project liquefaction train’s capacity prior to a positive FID with respect to such liquefaction trains.

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

As of March 10, 2023, our portfolio of LNG sales and purchase agreements was as follows:

Customer	Volume (mtpa)	Tenor (years)	Delivery Model
Shell NA LNG LLC (“Shell”)	2.0	20	FOB
ENN LNG Singapore Pte Ltd. (“ENN”)	2.0	20	FOB
ENGIE S.A. (“ENGIE”)	1.75	15	FOB
China Gas Hongda Energy Trading Co., LTD (“China Gas”)	1.0	20	FOB
Guangdong Energy Group (“Guangdong Energy”)	1.0	20	Ex Ship
Exxon Mobil LNG Asia Pacific (“EMLAP”)	1.0	20	FOB
Galp Trading S.A. (“Galp”)	1.0	20	FOB
Itochu Corporation (“Itochu”)	1.0	15	FOB
Total	10.75	18.7 years weighted average

In the first quarter of 2020, the SPA with Shell became effective upon the conditions precedent in such SPA being satisfied or waived.  The SPA obligates Rio Grande to deliver the contracted volumes of LNG to Shell at the FOB delivery point, subject to the first liquefaction train at the Terminal becoming commercially operable.

Each of our other SPAs becomes effective upon the satisfaction of certain conditions precedent, which include a positive final investment decision on the initial phase of the Terminal.

Governmental Permits, Approvals and Authorizations

We are required to obtain governmental approvals and authorizations to implement our proposed business strategy, which includes the design, construction and operation of the Terminal and the export of LNG from the U.S. to foreign countries. The design, siting, construction and operation of LNG export terminals is a regulated activity and is subject to Section 3 of the Natural Gas Act (the "NGA"). Federal law has bifurcated regulatory jurisdiction of LNG export activities. The FERC has jurisdiction to authorize the siting, construction and operation of LNG export facilities. The DOE has jurisdiction over the import and export of the natural gas commodity, including natural gas in the form of LNG. The FERC also has jurisdiction over the siting, construction and operation of interstate natural gas pipelines under Section 7 of the NGA and regulates interstate pipelines’ rates and terms and conditions of service under Sections 4 and 5 of the NGA. In 2002, the FERC established a policy of not regulating the terms and conditions of service for LNG import or export facilities or requiring that LNG import or export facilities operate as “open access” facilities for all customers. The Energy Policy Act of 2005, which amended the NGA, codified this policy until January 1, 2015, and the FERC has not indicated that it intends to depart from its policy of not regulating the terms or conditions of service or requiring that LNG terminals operate on an open access basis.

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

As indicated above, on November 22, 2019, we received the Order from FERC authorizing the siting, construction and operation of the Terminal.  On August 13, 2020, the FERC approved the change of the design for the Terminal from six trains to five trains. On September 22, 2021, Rio Grande received the U.S. Army Corps of Engineers Permit issued under CWA Section 404/RHA – Section 10.

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

Parties also filed a similar appeal in the U.S. Court of Appeals for the Fifth Circuit in respect to the U.S. Army Corps of Engineers permit issued pursuant to Section 404 of the Clean Water Act. On January 5, 2023, the court fully denied the appeal rejecting each of the challengers’ arguments.

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

On October 14, 2022, Rio Grande received from FERC a two-year extension of time, until November 22, 2028, to complete construction of the Terminal and place it into service.  Rio Grande’s initial order had required that Rio Grande complete construction of the Terminal within seven years of the date of the Order, by November 22, 2026.  Rio Grande sought an extension of this deadline, explaining to FERC that despite NextDecade’s efforts to develop the Terminal, the COVID-19 pandemic impacted NextDecade’s ability to secure sufficient offtake agreements to reach a positive investment decision and commence construction of the Terminal.  FERC found that this demonstrated good cause existed to extend the commencement of construction deadline, and accordingly approved Rio Grande’s request.

Gas Supply

The proposed Terminal site is located near Brownsville, Texas, benefiting from close access to gas supply from the Permian Basin and Eagle Ford Shale. We expect to realize material benefits from providing our customers with access to these low-cost associated gas resources.

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

We began developing the Rio Bravo Pipeline (the “Pipeline”) to connect Rio Grande to these low-cost associated gas reserves.  On March 2, 2020, we completed the sale of Rio Bravo Pipeline Company, LLC (“Rio Bravo”) to Spectra Energy Transmission II, LLC, a wholly owned subsidiary of Enbridge, Inc (“Enbridge”). Enbridge is continuing the development of the Pipeline.  In connection with the sale of Rio Bravo, our indirect, wholly owned subsidiary, Rio Grande LNG Gas Supply LLC (“Rio Grande Gas Supply”), entered into precedent agreements (the “Transportation Precedent Agreements”) with Rio Bravo and Valley Crossing Pipeline, LLC (“VCP”), pursuant to which Rio Grande Gas Supply will retain its rights to the natural gas firm transportation capacity on the Pipeline for a term of at least twenty years and Rio Bravo and VCP will provide pipeline transportation service to Rio Grande Gas Supply in order to supply natural gas to the Terminal.

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

Service Offerings and Potential Market

NEXT Carbon Solutions’ proprietary CCS processes use an absorption post-combustion CO2 removal system. Derived from extensive engineering efforts, our proprietary CCS processes are designed to generate the following benefits as compared to existing applications of carbon capture and storage processes:

•	Enable CO2 capture up to an expected 95% of emissions generated from a source facility;

•	Competitive cost (both capital and operating expenditures) of post-combustion CCS;

•	Use proven technology and equipment to capture CO2 emissions at scale;

•	Optimize energy requirements;

•	Substantially reduce or, in some cases, eliminate consumption of fresh-water compared to post-combustion carbon capture technologies utilizing water to cool the flue gas; and

•	Reduce the land footprint.

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

NEXT Carbon Solutions' marketing efforts target existing CO2 source facilities having emissions greater than one million tonnes of CO2 per annum and that are in close proximity to saline aquifer storage capacity.  We understand that there are more than 600 facilities in the United States alone that produce more than one million tonnes of CO2 per annum, representing a very robust addressable market.  We believe the optimal transportation and storage solution for our customers is a point-to-point solution, whereby, CO2 captured from a source facility is permanently stored in a proximate and dedicated saline aquifer storage site. CO2 storage hubs also offer an alternative CO2 storage solution.  Our analysis indicates that source emitters of greater than one million tonnes per annum are sufficient in size to support a point-to-point sequestration model.

Potential Sources of Value

Integrated deployment of CCS processes at a source facility has the potential to generate value from a variety of sources including: government incentives, such as the Internal Revenue Code Section 45Q tax credit, buildout and marketing of a portfolio of low cost, independently verified carbon credits, environmental, social, and corporate governance (“ESG”) premiums, blue product marketing, and, in certain potential commercial arrangements, increased market share earned by the source facility following CCS deployment.

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

Employees

As of December 31, 2022, we had 102 full-time employees and 7 independent contractors. We hire independent contractors on an as-needed basis and have no collective bargaining agreements with our employees.

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

Risks Related to our Business and the Industry in which we Operate

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

We have incurred operating losses since our inception and management expects operating losses and negative cash flows to continue for the foreseeable future and, as a result, we will require additional capital to fund our operations and execute our business plan. As of December 31, 2022, the Company had $62.8 million in cash and cash equivalents which may not be sufficient to fund the Company's planned operations through one year after the date the consolidated financial statements are issued. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern. The analysis used to determine the Company's ability to continue as a going concern does not include cash sources outside of the Company's direct control that management expects to be available within the next twelve months.

Our ability to continue as a going concern is dependent upon our ability to obtain sufficient funding through additional debt or equity financing and to manage operating and overhead costs. There can be no assurance that we will be able to raise sufficient capital on acceptable or favorable terms to the Company, or at all.

Postponement in making a positive FID on the construction and operation of the Terminal may require us to amend some of our agreements.

The terms of certain agreements to which we are a party require that a positive FID on the Terminal occurs no later than specified dates or may otherwise terminate at the end of their respective terms or require certain payments.  If we postpone making a positive FID on the construction and operation of the Terminal beyond any such date or term, we may need to amend the corresponding agreement in order to extend such date or term.  If we fail to issue a full notice to the EPC contractor for the construction of the Terminal prior to December 31, 2023, under the Omnibus Agreement entered into in connection with the sale of Rio Bravo, Spectra Energy Transmission II, LLC, a wholly owned subsidiary of Enbridge, has the right to require the Company to repurchase Rio Bravo’s equity interests at a price up to $23 million.  Additionally, the price validity under our EPC Agreements with Bechtel extends until March 15, 2023, unless extended by mutual agreement of the parties thereto, and if we do not issue a notice to proceed to Bechtel by any such date, we will need to agree with Bechtel on any price increases for construction attendant to such delay.  For these reasons, our business could be materially adversely affected if there is postponement in making a positive FID on the Terminal if certain agreements are not amended.

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

We have entered into a limited number of commercial arrangements with customers for products and services from the Terminal, each of which is subject to preconditions including the Terminal becoming operational, and third parties desiring to install our CCS systems in their industrial facilities. We also have not entered into, and may never be able to enter into, satisfactory commercial arrangements with third-party suppliers of feedstock or other required supplies to the Terminal.

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

Our operations involve our entering into various construction, purchase and sale, supply and other transactions with numerous third parties. In such arrangements, we will be exposed to the performance and credit risks of our counterparties, including the risk that one or more counterparties fail to perform their obligations under the applicable agreement. Some of these risks may increase during periods of commodity price volatility. In some cases, we will be dependent on a single counterparty or a small group of counterparties, all of whom may be similarly affected by changes in economic and other conditions. These risks include, but are not limited to, risks related to the construction discussed above in “We will be dependent on third-party contractors for the successful completion of the Terminal and CCS projects, and these contractors may be unable to complete the Terminal or CCS projects or may build a non-conforming Terminal or CCS projects.” Defaults by suppliers, customers and other counterparties may adversely affect our operating results, liquidity and access to financing.

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

We expect our CCS projects, following successful construction and deployment, to generate revenue from a combination of sources, including fees from source facilities, government incentives and carbon credits. Government incentives include federal income tax credits under Section 45Q of the Internal Revenue Code, which currently provides a federal income tax credit per metric ton of carbon captured and permanently stored. The availability of these government incentives have a significant effect on the economics and viability of our CCS projects, and any reduction or elimination of such incentives could adversely affect the growth of our CCS business, our financial condition and our future results.

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

Some local communities and/or environmental groups have voiced opposition to the proposed construction and operation of the Terminal as negatively impacting the environment, wildlife, cultural heritage sites or the public health of residents. Objections from local communities or environmental groups could cause delays, limit access to or increase the cost of construction capital, cause reputational damage and impede us in obtaining or renewing permits.  For instance, environmental activists have attempted to intervene in the permitting process of the Terminal and persuade regulators to deny necessary permits or seek to overturn permits that have been issued. These third-party actions can materially increase the costs and cause delays in the permitting process and could cause us to not proceed with the development of the Terminal.

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

Risks Related to Governmental Regulation

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

Our LNG and CCS activities are in the development stage and have not historically generated any revenue; consequently, as of December 31, 2022, we had significant deferred tax assets primarily resulting from net operating losses for federal income tax purposes. See Note 13 –Income Taxes in Notes to Consolidated Financial Statements. Any federal income tax credits that we become entitled to under Section 45Q or a successor provision will increase our net operating losses until such time as we generate taxable income that such federal income tax credits may be used to offset.  There is no assurance that we will generate taxable income or otherwise be able to monetize the value represented by these federal income tax credits.

Our ability to utilize our net operating loss carryforwards (“NOLs”) may be limited as a result of ownership changes under Section 382 of the Code.

The Tax Reform Act of 1986 (as amended) contains provisions that limit the utilization of NOL and tax credit carryforwards if there has been a change in ownership as described in Section 382 of the Internal Revenue Code (“Section 382”).  Such an ownership change occurs if the aggregate stock ownership of certain stockholders, generally stockholders beneficially owning five percent or more of a corporation’s common stock, applying certain look-through and aggregation rules, increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period, generally three years. Substantial changes in the Company's ownership have occurred that may limit or reduce the amount of NOL carryforwards that the Company could utilize in the future to offset taxable income. At December 31, 2022, we had federal net operating loss (“NOL”) carryforwards of approximately $175.4 million. Approximately $26.1 million of these NOL carryforwards will expire between 2034 and 2038.

Limitations imposed on our ability to use NOLs to offset future taxable income may cause U.S. federal income taxes to be paid earlier than otherwise would be paid if such limitations were not in effect and could cause such NOLs and other tax attributes to expire unused. Similar rules and limitations may apply for state and foreign income tax purposes. If we experience such an ownership change, it is possible that a significant portion of our tax attributes could be limited for use to offset future taxable income.

Risks Relating to our Securities

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

At March 2, 2023, we had 85,454 shares of Series A Preferred Stock, 81,629 shares of Series B Preferred Stock, and 61,156 shares of Series C Preferred Stock outstanding. The shares of Convertible Preferred Stock bear dividends at a rate of 12% per annum, which are cumulative and accrue daily from the date of issuance on the $1,000 stated value.  Such dividends are payable quarterly and may be paid in cash or in-kind. No dividends may be paid to holders of our common stock while accumulated dividends remain unpaid on the Convertible Preferred Stock.

Further, we are required, on the earlier of (i) ten (10) business days following a FID Event (as defined in the certificates of designations of the Convertible Preferred Stock) and (ii) the date that is the tenth (10th) anniversary of the closings of the issuances of the Convertible Preferred Stock, as applicable, to convert all of the (i) the Series A Preferred Stock into shares of Company common stock at a conversion price of $5.48 per share of Company common stock, (ii) the Series B Preferred Stock into shares of Company common stock at a conversion price of $5.53 per share of Company common stock and (iii) the Series C Preferred Stock into shares of Company common stock at a weighted average conversion price of $2.98 per share of Company common stock, with such conversion prices in each case calculated as of December 31, 2022. The conversion of the Convertible Preferred Stock would directly dilute the holders of our common stock. In the event we are liquidated while shares of Convertible Preferred Stock are outstanding, holders of Convertible Preferred Stock will be entitled to receive a preferred liquidation distribution, plus any accumulated and unpaid dividends, before holders of our common stock receive any distributions.

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

As of March 2, 2023, affiliates of York Capital Management, L.P., Valinor Capital Partners, L.P. Bardin Hill Investment Partners LP, HGC NEXT INV LLC and Ninteenth Investment Company (collectively, the “Funds”) beneficially own, in the aggregate, approximately 67% of the combined voting power of our outstanding shares of preferred stock and common stock. Additionally, three members of our Board of Directors are affiliated with certain of the Funds. As a result, the Funds have the ability to influence the election of our directors and the outcome of corporate actions requiring shareholder approval, such as: (i) a merger or a sale of our Company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our articles of incorporation and bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other shareholders and be disadvantageous to our shareholders with interests different from those entities and individuals. The Funds also have significant control over our business, policies and affairs by their affiliates serving as directors of our Company. They may also exert influence in delaying or preventing a change in control of the Company, even if such change in control would benefit the other stockholders of the Company. In addition, the significant concentration of stock ownership may adversely affect the market value of the Company’s common stock due to investors’ perception that conflicts of interest may exist or arise.

The exercise of outstanding warrants may have a dilutive effect on our common stock.

We issued warrants together with the issuances of our Convertible Preferred Stock (the “Common Stock Warrants”). As of December 31, 2022, the outstanding Common Stock Warrants represented the right to acquire in the aggregate a number of shares of our common stock equal to approximately 71 basis points (0.71%) of all outstanding shares of Company common stock, measured on a fully diluted basis, on the applicable exercise date with a strike price of $0.01 per share.

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

To the extent the Common Stock Warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our common stock.

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

In recent years, increasing attention has been given to corporate activities related to environmental, social and governance matters in public discourse and the investment community. A number of advocacy groups, both domestically and internationally, have campaigned for governmental and private action to promote change at public companies related to ESG matters, including through the investment and voting practices of investment advisers, public pension funds, universities and other members of the investing community. These activities include increasing attention and demands for action related to climate change, promoting the use of substitutes to fossil fuel products, and encouraging the divestment of companies in the fossil fuel industry. These activities could negatively impact negotiations with potential customers or financial counterparties, reduce demand for our products, reduce our profits, increase the potential for investigations and litigation, impair our brand and have negative impacts on the price of our common stock and access to capital markets.

In October 2020, we announced that we have developed proprietary CCS processes, which we intend to deploy at the Terminal to significantly reduce its expected CO2 emissions. However, the Terminal CCS project may ultimately be unsuccessful or, even if successful, may not satisfy the demands or expectations of certain members of the investing community focused on ESG matters.

In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings systems for evaluating companies on their approach to ESG matters. Recently, there has been an acceleration in investor demand for ESG investing opportunities, and many large institutional investors have committed to increasing the percentage of their portfolios that are allocated towards ESG-focused investments. As a result, there has been a proliferation of ESG-focused investment funds seeking ESG-oriented investment products. If we are unable to meet the ESG ratings or investment or lending criteria set by these investors and funds, we may lose investors, investors may allocate a portion of their capital away from us, our cost of capital may increase, the price of our common stock may be negatively impacted, and our reputation may also be negatively affected.

Furthermore, we also could face an increased risk of climate‐related litigation suits with respect to our operations or disclosures. Claims have been made against certain energy companies alleging that greenhouse gas emissions from oil, gas and LNG operations constitute a public nuisance under federal and state law. Private individuals or public entities also could attempt to enforce environmental laws and regulations against us and could seek personal injury and property damages or other remedies. Additionally, governments and private parties are also increasingly filing suits, or initiating regulatory action, based on allegations that certain public statements regarding ESG-related matters by companies are false and misleading “greenwashing” campaigns that violate deceptive trade practices and consumer protection statutes or that climate-related disclosures made by companies are inadequate. Similar issues can also arise when aspirational statements such as net-zero or carbon neutrality targets are made without clear plans. Although we are not a party to any such climate-related or “greenwashing” litigation currently, unfavorable rulings against us in any such case brought against us in the future could significantly impact our operations and could have an adverse impact on our financial condition.

General Risk Factors

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

In February 2022, Russia, one of the world’s largest producers of natural gas, launched an invasion of Ukraine. These actions resulted in a number of countries, including the United States and members of the European Union, announcing sanctions against Russia. Additionally, the Nord Stream 2 gas pipeline project, which was built to provide 55 billion cubic meters of natural gas to Europe annually, has been affected by geopolitical issues and incurred damage that has been investigated as possible sabotage. The current geopolitical climate in Europe is unstable and conflict may further escalate. While it is difficult to anticipate the impact the sanctions announced to date may have on our operations, any further sanctions imposed or actions taken by the U.S. or other countries, and any retaliatory measures by Russia in response, such as restrictions on energy supplies from Russia to countries in the region, could have a significant and uncertain impact on the natural gas industry.

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

The COVID-19 pandemic and Russia-Ukraine conflict may also have the effect of heightening many of the other risks described in this Annual Report on Form 10-K, such as risks related to the development of the CCS projects and the Terminal, including postponement in making a positive FID on the Terminal, doing business in foreign countries, obtaining governmental approvals, and exported LNG remaining a competitive source of energy for international markets, global demand for and price of natural gas, and fluctuation in the price of our common stock.

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

Terrorist attacks, including cyberterrorism, or military campaigns involving us or our projects could result in delays in, or cancellation of, construction or closure of the Terminal.

A terrorist or military incident involving the Terminal or any industrial facility that hosts a CCS project may result in delays in, or cancellation of, construction of the Terminal or the relevant CCS project, which would increase our costs and prevent us from obtaining expected cash flows. A terrorist incident could also result in temporary or permanent closure of the Terminal or such host industrial facility, which could increase costs and decrease cash flows, depending on the duration of the closure. Operations at the Terminal and CCS projects could also become subject to increased governmental scrutiny that may result in additional security measures at a significant incremental cost. In addition, the threat of terrorism and the impact of military campaigns may lead to continued volatility in prices for natural gas that could adversely affect our business and customers, including the ability of our suppliers or customers to satisfy their respective obligations under our commercial agreements. Instability in the financial markets as a result of terrorism, including cyberterrorism, or war, including the Russia-Ukraine conflict, could also materially adversely affect our ability to raise capital. The continuation of these developments may subject our construction and operations to increased risks, as well as increased costs, and, depending on their ultimate magnitude, could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently lease approximately 38,300 square feet of office space for general and administrative purposes in Houston, Texas under a lease agreement that expires on December 31, 2023.

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

Item 3.   Legal Proceedings

As of December 31, 2022, management was not aware of any claims or legal actions that, separately or in the aggregate, are likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows, although the Company cannot guarantee that a material adverse event will not occur.

Item 4.   Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information, Holders and Dividends

Our common stock trades on Nasdaq under the symbol “NEXT.”

As of March 2, 2023, 150.6 million shares of Company common stock were outstanding held by approximately 66 record owners. All shares of Company common stock held in street name are recorded in our stock register as being held by one stockholder.

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

Purchase of Equity Securities by the Issuer

The following table summarizes stock repurchases for the three months ended December 31, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as a Part of Publicly Announced Plans	Maximum Number of Units That May Yet Be Purchased Under the Plans
October 2022	2,303	$6.59	—	—
November 2022	2,312	$6.73	—	—
December 2022	97,128	$4.43	—	—

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

Overview of Significant Events

LNG Sale and Purchase Agreements

In April 2022, we entered into a 20-year sale and purchase agreement with ENN for the supply of 1.5 mtpa of LNG indexed to Henry Hub on a free-on-board basis from the Terminal (“ENN LNG SPA”).  The LNG supplied to ENN LNG will be from the first two trains at the Terminal.  In December 2022, we executed an Amended and Restated ENN LNG SPA to increase the volume to 2.0 mtpa.

In April 2022, we entered into a 15-year SPA with ENGIE for the supply of 1.75 mtpa of LNG indexed to Henry Hub on a free-on-board basis from the Terminal.  The LNG supplied to ENGIE will be from the first two trains at the Terminal.

In July 2022, we entered into a 20-year SPA with China Gas for the supply of 1.0 mtpa of LNG indexed to Henry Hub on a free-on-board basis from the Terminal.  The LNG supplied to China Gas will be from the second train at the Terminal.

In July 2022, we entered into a 20-year SPA with Guangdong Energy for the supply of 1.0 mtpa of LNG indexed to Henry Hub delivered on an ex-ship basis from the Terminal.  The LNG supplied to Guangdong Energy will be from the first train at the Terminal.

In July 2022, we entered into a 20-year SPA with EMLAP, an affiliate of ExxonMobil, for the supply of 1.0 mtpa of LNG indexed to Henry Hub delivered on a free-on-board basis from the Terminal.  The LNG supplied to EMLAP will be from the first two trains at the Terminal.

In December 2022, we entered into a 20-year SPA with Galp for the supply of 1.0 mtpa of LNG indexed to Henry Hub on a free-on-board basis from the Terminal.

In January 2022, we entered into a 15-year SPA with Itochu Corporation for the supply of 1.0 mtpa of LNG indexed to Henry Hub on a free-on-board basis from the Terminal.

Each of the above SPAs becomes effective upon the satisfaction of certain conditions precedent, which include a positive final investment decision on the initial phase of the Terminal.

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

In September 2022, Rio Grande and Bechtel amended each of the Trains 1 and 2 EPC Agreement and the Train 3 EPC Agreement. The amendments to the EPC Agreements primarily give effect to certain updated lump-sum, separated contract pricing components. As of the date of filing this Annual Report on Form 10-K, we estimate the lump-sum EPC cost to construct Trains 1-3 of the Terminal at approximately $11.5 billion. The final EPC lump-sum contract pricing for Trains 1-3 of the Terminal will be determined prior to an FID on Trains 1-3 and is subject to change, including if we do not issue a full notice to proceed to Bechtel on or before March 15, 2023, unless extended by mutual agreement of the parties thereto.

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

In May 2022, we entered into an agreement with California Resources Corporation, whereby NEXT Carbon Solutions was engaged to perform a Front-end Engineering and Design (“FEED”) study for the post combustion capture and compression of up to 95% of the CO2 produced at the Elk Hills Power Plant.  The FEED was successfully completed in the first quarter of 2023.  California Resources Corporation and NEXT Carbon Solutions are continuing review of the FEED results and commercial discussions.

In June 2022, we entered into agreements with an energy infrastructure fund to perform preliminary FEED studies at two power generation facilities.  Through performance of the preliminary FEED studies, we have generated cash proceeds of $1.0 million.

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

Liquidity and Capital Resources

Near Term Liquidity and Capital Resources

Our consolidated financial statements as of and for the year ended December 31, 2022 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Based on our balance of cash and cash equivalents of $62.8 million at December 31, 2022, there is substantial doubt about our ability to continue as a going concern within one year after the date that our consolidated financial statements were issued. Our ability to continue as a going concern will depend on managing certain operating and overhead costs and our ability to generate positive cash flows through equity, equity-based or debt financings. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty, which could have a material adverse effect on our financial condition.

We expect to spend approximately $15 million per month on development activities during 2023 and until a positive FID is made on the initial phase of the Terminal.  Because our businesses and assets are in development, we have not historically generated significant cash flow from operations, nor do we expect to do so until the Terminal is operational or until we install CCS systems on third-party industrial facilities. We intend to fund development activities for the foreseeable future with cash and cash equivalents on hand and through the sale of additional equity, equity-based or debt securities in us or in our subsidiaries. There can be no assurance that we will succeed in selling equity or equity-based securities or, if successful, that the capital we raise will not be expensive or dilutive to stockholders.

Our primary cash needs have historically been funding development activities in support of the Terminal and our CCS projects, which include payments of initial direct costs of our Rio Grande site lease and expenses in support of engineering and design activities, regulatory approvals and compliance, commercial and marketing activities and corporate overhead. We spent approximately $81.0 million on such development activities during 2022, which we funded through our cash on hand and proceeds from the issuances of equity and equity-based securities. Our capital raising activities since January 1, 2022 have included the following:

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

In February 2023, we sold 5,835,277 shares of Company common stock for approximately $35 million.

Long Term Liquidity and Capital Resources

The Terminal will not begin to operate and generate significant cash flows unless and until the Terminal is operational, which is expected to be at least four years away, and the construction of the Terminal will require a significant amount of capital expenditure. CCS projects will similarly take an extended period of time to develop, construct and become operational and will require significant capital deployment. Based on our EPC Agreements with Bechtel, we currently estimate the aggregate lump-sum EPC cost to construct Trains 1-3 of the Terminal at approximately $11.5 billion. The final EPC lump-sum contract pricing for Trains 1-3 of the Terminal will be determined prior to an FID on Trains 1-3 and is subject to change, including if we do not issue a full notice to proceed to Bechtel on or before March 15, 2023, unless extended by mutual agreement of the parties thereto. We currently expect that the EPC costs and other long-term capital requirements for the Terminal and any CCS projects will be financed predominately through project financing and proceeds from future debt, equity-based, and equity offerings by us. Construction of the Terminal and CCS projects would not begin until such financing has been obtained. As a result, our business success will depend, to a significant extent, upon our ability to obtain the funding necessary to construct the Terminal and any CCS projects, to bring them into operation on a commercially viable basis and to finance our staffing, operating and expansion costs during that process. There can be no assurance that we will succeed in securing additional debt and/or equity financing in the future to complete the Terminal or any CCS projects or, if successful, that the capital we raise will not be expensive or dilutive to stockholders. Additionally, if these types of financing are not available, we will be required to seek alternative sources of financing, which may not be available on terms acceptable to us, if at all.

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash for the periods presented (in thousands):

	Year Ended
	December 31,
	2022	2021
Operating cash flows	$(40,076)	$(17,960)
Investing cash flows	(40,888)	(18,534)
Financing cash flows	118,201	39,438

Net increase in cash and cash equivalents	37,237	2,944
Cash and cash equivalents – beginning of period	25,552	22,608
Cash and cash equivalents – end of period	$62,789	$25,552

Operating Cash Flows

Operating cash outflows during the years ended December 31, 2022 and 2021 were $40.1 million and $18.0 million, respectively. The increase in operating cash outflows in 2022 compared to 2021 was primarily due to an increase in employee costs and professional fees paid to consultants as we prepare for a positive FID on the initial phase of the Terminal.

Investing Cash Flows

Investing cash outflows during the years ended December 31, 2022 and 2021 were $40.9 million and $18.5 million, respectively. The investing cash outflows in 2022 were primarily the result cash used in the development of the Terminal of $33.8 million and cash used in the acquisition of other assets of $7.1 million. During the third quarter of 2022, we issued a limited notice to proceed to Bechtel to begin ramping up its personnel and initiate site preparation work; as a result, investing cash outflows increased in 2022 relative to 2021. The investing cash inflows in 2021 were primarily the result cash used in the development of the Terminal of $12.1 million and cash used in the acquisition of other assets of $6.4 million.

Financing Cash Flows

Financing cash inflows during the years ended December 31, 2022 and 2021 were $118.2 million and $39.4 million, respectively. Financing cash inflows in 2022 were primarily the result of proceeds from the sale of common stock of $115 million and sale of Series C Preferred Stock of $10.5 million, partially offset by equity issuance costs of $3.9 million and shares repurchased related to share-based compensation of $3.3 million. Financing cash inflows in 2021 were primarily the result of proceeds from the sale of Series C Preferred Stock of $39.5 million.

Contractual Obligations

We are committed to make cash payments in the future pursuant to certain of our contracts. The following table summarizes certain contractual obligations (in thousands) in place as of December 31, 2022:

	Total	2023	2024-2025	2026-2027	Thereafter
Operating lease obligations	$2,701	$2,039	$662	$—	$—
Rio Grande site lease	8,619	6,384	2,235	—	—
Other	305	84	141	80	—
Total	$11,625	$8,507	$3,038	$80	$—

Operating lease obligations relate to our office space in Houston, Texas and Singapore.

Rio Grande site lease represents amounts due until the lease term commences.

A discussion of these obligations can be found at Note 6 – Leases and Note 14 – Commitments and Contingencies of our Notes to Consolidated Financial Statements.

Results of Operations

The following table summarizes costs, expenses and other income for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended
	December 31,
	2022	2021	Change
Revenues	$—	$—	$—
General and administrative expenses	49,093	16,803	32,290
Development expense, net	4,101	1,615	2,486
Lease expense	1,119	905	214
Depreciation expense	162	184	(22)
Operating loss	(54,475)	(19,507)	(34,968)
Loss on Common Stock Warrant Liabilities	(5,747)	(2,533)	(3,214)
Other	151	1	150
Net loss attributable to NextDecade Corporation	(60,071)	(22,039)	(38,032)
Preferred stock dividends	(24,282)	(18,294)	(5,988)
Deemed dividends on Series A Convertible Preferred Stock	—	(63)	63
Net loss attributable to common stockholders	$(84,353)	$(40,396)	$(43,957)

Our consolidated net loss was $60.1 million, or $0.65 per common share (basic and diluted), for the year ended December 31, 2022 compared to a net loss of $22.0 million, or $0.34 per common share (basic and diluted), for the year ended December 31, 2021. The $38.0 million increase in net loss was primarily a result of increases in general and administrative expense, development expense, net, and loss on common stock warrant liabilities, discussed separately below.

General and administrative expenses during the year ended December 31, 2022 increased $32.3 million compared to the year ended December 31, 2021, primarily due to an increase in share-based compensation expense of $11.8 million and increases in salaries and wages, professional fees, travel expenses, and marketing costs. The increase in share-based compensation expense for the year ended December 31, 2022 was primarily due to forfeitures of awards upon the departure of certain employees during 2021 and the grant of additional restricted stock unit awards in 2022. The increase in salaries and wages, professional fees, travel expense, and marketing is primarily due to fewer pandemic restrictions in 2022 and an increase in the average number of employees during the year ended December 31, 2022 compared to the year ended December 31, 2021.

The increase in development expense, net of $2.5 million during the year ended December 31, 2022 compared to the year ended December 31, 2021, is primarily due to NEXT Carbon Solutions' FEED study for California Resources Corporation that commenced in May 2022.

The loss on common stock warrant liabilities of approximately $5.7 million in 2022 was primarily due to an increase in the share price of Company common stock from December 31, 2021 to December 31, 2022.

Preferred stock dividends of $24.3 million in 2022 consisted of dividends paid-in-kind with the issuance of an additional 9,235 shares of Series A Preferred Stock, 8,806 additional shares of Series B Preferred Stock and 6,166 additional shares of Series C Preferred Stock.

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

Valuation of Common Stock Warrant Liabilities

The fair value of Common Stock Warrant liabilities is determined using a Monte Carlo valuation model. Determining the appropriate fair value model and calculating the fair value of Common Stock Warrant requires considerable judgment. Any change in the estimates used may cause the value to be higher or lower than that reported. The estimated volatility of our Common Stock Warrants at the date of issuance, and at each subsequent reporting period, is based on our historical volatility. The risk-free interest rate is based on rates published by the government for bonds with maturity similar to the expected remaining life of the Common Stock Warrants at the valuation date. The expected life of the Common Stock Warrants is assumed to be equivalent to their remaining contractual term.

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

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

NextDecade Corporation and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

NextDecade Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of NextDecade Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity and convertible preferred stock, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Valuation of Common Stock Warrant Liabilities

As described further in Note 9 to the consolidated financial statements, the Company had $4 million of common stock warrant liabilities as of December 31, 2022. At each balance sheet date, management determines the estimated fair value of common stock warrant liabilities using a Monte Carlo valuation method. The following qualitative information is used by management to determine the fair value measurement of the common stock warrant liabilities: stock price, exercise price, risk-free rate, volatility, and the warrants term in years. We identified the valuation of common stock warrant liabilities as a critical audit matter.

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

Houston, Texas

March 10, 2023

NextDecade Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$62,789	$25,552
Prepaid expenses and other current assets	1,149	835
Total current assets	63,938	26,387
Property, plant and equipment, net	218,646	173,816
Operating lease right-of-use assets, net	1,474	590
Other non-current assets	28,372	21,312
Total assets	$312,430	$222,105

Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable	$1,084	$281
Accrued liabilities and other current liabilities	23,184	5,973
Current Common Stock Warrant liabilities	—	1,376
Current operating lease liabilities	1,093	596
Total current liabilities	25,361	8,226
Non-current Common Stock Warrant liabilities	6,790	2,587
Non-current operating lease liabilities	465	—
Other non-current liabilities	23,000	23,000
Total liabilities	55,616	33,813

Commitments and contingencies (Note 14)

Series A Convertible Preferred Stock, $1,000 per share liquidation preference, Issued and outstanding: 82,948 shares and 73,713 shares at December 31, 2022 and 2021, respectively	73,026	63,791
Series B Convertible Preferred Stock, $1,000 per share liquidation preference, Issued and outstanding: 79,239 shares and 70,433 shares at December 31, 2022 and 2021, respectively	73,408	64,602
Series C Convertible Preferred Stock, $1,000 per share liquidation preference, Issued and outstanding: 59,366 shares and 42,490 shares at December 31, 2022 and 2021, respectively	56,009	40,007

Stockholders’ equity
Common stock, $0.0001 par value Authorized: 480.0 million shares at December 31, 2022 and 2021, Issued and outstanding: 143.5 million shares and 120.8 million shares at December 31, 2022 and 2021, respectively	14	12
Treasury stock: 991,089 shares and 346,126 shares at December 31, 2022 and 2021, respectively, at cost	(4,587)	(1,315)
Preferred stock, $0.0001 par value Authorized: 0.5 million, after designation of the Convertible Preferred Stock, Issued and outstanding: none at December 31, 2022 and 2021	—	—
Additional paid-in-capital	289,084	191,264
Accumulated deficit	(230,140)	(170,069)
Total stockholders’ equity	54,371	19,892
Total liabilities, Convertible Preferred Stock and stockholders’ equity	$312,430	$222,105

The accompanying notes are an integral part of these Consolidated Financial Statements.

NextDecade Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended
	December 31,
	2022	2021
Revenues	$—	$—
Operating Expenses
General and administrative expenses	49,093	16,803
Development expense, net	4,101	1,615
Lease expense	1,119	905
Depreciation expense	162	184
Total operating expenses	54,475	19,507
Total operating loss	(54,475)	(19,507)
Other income (expense)
Loss on Common Stock Warrant liabilities	(5,747)	(2,533)
Other, net	151	1
Total other expense	(5,596)	(2,532)
Net loss attributable to NextDecade Corporation	(60,071)	(22,039)
Preferred stock dividends	(24,282)	(18,294)
Deemed dividends on Series A Convertible Preferred Stock	—	(63)
Net loss attributable to common stockholders	$(84,353)	$(40,396)

Net loss per common share - basic and diluted	$(0.65)	$(0.34)

Weighted average shares outstanding - basic and diluted	130,136	119,201

The accompanying notes are an integral part of these Consolidated Financial Statements.

NextDecade Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Convertible Preferred Stock

(in thousands)

	Common Stock		Treasury Stock
		Par			Additional		Total	Series A	Series B	Series C
		Value			Paid-in	Accumulated	Stockholders’	Convertible	Convertible	Convertible
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Preferred Stock	Preferred Stock	Preferred Stock
Balance at January 1, 2021	117,829	$12	249	$(1,031)	$209,481	$(148,030)	$60,432	$55,522	$56,781	$-
Share-based compensation	—	—	—	—	(4,541)	—	(4,541)	—	—	—
Restricted stock vesting	660	—	—	—	—	—	—	—	—	—
Shares repurchased related to share-based compensation	(97)	—	97	(284)	—	—	(284)	—	—	—
Issuance of common stock, net	163	—	—	—	316	—	316	—	—	—
Stock dividend	798	—	—	—	—	—	—	—	—	—
Exercise of common stock warrants	1,485	—	—	—	4,365	—	4,365	—	—	—
Issuance of Series C Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	37,807
Preferred stock dividends	—	—	—	—	(18,294)	—	(18,294)	8,206	7,821	2,200
Deemed dividends - accretion of beneficial conversion feature	—	—	—	—	(63)	—	(63)	63	—	—
Net Loss	—	—	—	—	—	(22,039)	(22,039)	—	—	—
Balance at December 31, 2021	120,838	$12	346	$(1,315)	$191,264	$(170,069)	$19,892	$63,791	$64,602	$40,007
Share-based compensation	—	—	—	—	7,472	—	7,472	—	—	—
Restricted stock vesting	2,763	—	—	—	—	—	—	—	—	—
Shares repurchased related to share-based compensation	(645)	—	645	(3,272)	—	—	(3,272)	—	—	—
Issuance of common stock, net	20,073	2	—	—	111,066	—	111,068	—	—	—
Exercise of common stock warrants	520	—	—	—	3,564	—	3,564	—	—	—
Issuance of Series C Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	9,836
Preferred stock dividends	—	—	—	—	(24,282)	—	(24,282)	9,235	8,806	6,166
Net Loss	—	—	—	—	—	(60,071)	(60,071)	—	—	—
Balance at December 31, 2022	143,549	$14	991	$(4,587)	$289,084	$(230,140)	$54,371	$73,026	$73,408	$56,009

The accompanying notes are an integral part of these Consolidated Financial Statements.

NextDecade Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 31,
	2022	2021
Operating activities:
Net loss attributable to NextDecade Corporation	$(60,071)	$(22,039)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	162	184
Share-based compensation expense (forfeiture)	7,472	(4,313)
Loss on Common Stock Warrant liabilities	5,747	2,533
Amortization of right-of-use assets	756	551
Amortization of other non-current assets	354	1,416
Changes in operating assets and liabilities:
Prepaid expenses	(314)	(186)
Accounts payable	684	(26)
Operating lease liabilities	(678)	(548)
Accrued expenses and other liabilities	5,812	4,468
Net cash used in operating activities	(40,076)	(17,960)
Investing activities:
Acquisition of property, plant and equipment	(33,753)	(12,105)
Acquisition of other non-current assets	(7,135)	(6,429)
Net cash used in investing activities	(40,888)	(18,534)
Financing activities:
Proceeds from sale of Series C Convertible Preferred Stock	10,500	39,500
Proceeds from sale of common stock	115,000	557
Equity issuance costs	(3,952)	(268)
Preferred stock dividends	(75)	(67)
Shares repurchased related to share-based compensation	(3,272)	(284)
Net cash provided by financing activities	118,201	39,438
Net increase in cash and cash equivalents	37,237	2,944
Cash and cash equivalents – beginning of period	25,552	22,608
Cash and cash equivalents – end of period	$62,789	$25,552

Non-cash investing activities:
Accounts payable for acquisition of property, plant and equipment	$162	$117
Accrued liabilities for acquisition of property, plant and equipment	12,046	926
Accrued liabilities for acquisition of other non-current assets	279	—
Pipeline assets obtained in exchange for other non-current liabilities	—	84
Non-cash financing activities:
Paid-in-kind dividends on Convertible Preferred Stock	24,207	18,227
Accretion of deemed dividends on Series A Convertible Preferred Stock	—	63
Accrued liabilities for equity issuance costs	—	35

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

The Company has incurred operating losses since its inception and management expects operating losses and negative cash flows to continue for the foreseeable future and, as a result, the Company will require additional capital to fund its operations and execute its business plan. As of December 31, 2022, the Company had $62.8 million in cash and cash equivalents, which may not be sufficient to fund the Company's planned operations through one year after the date the consolidated financial statements are issued. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern. The analysis used to determine the Company's ability to continue as a going concern does not include cash sources outside of the Company's direct control that management expects to be available within the next twelve months.

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

Net Earnings (Loss) Per Share

Net earnings (loss) per share (“EPS”) is computed in accordance with GAAP. Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS reflects potential dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if the potential common shares had been issued and were dilutive. The dilutive effect of unvested stock and warrants is calculated using the treasury-stock method and the dilutive effect of convertible securities is calculated using the if-converted method. Basic and diluted EPS for all periods presented are the same since the effect of our potentially dilutive securities are anti-dilutive to our net loss per share, as disclosed in Note 11 – Net Loss Per Share Attributable to Common Stockholders.

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

Segments

The Company's chief operating decision maker allocates resources and assesses financial performance on a consolidated basis. As such, for purposes of financial reporting under GAAP during the years ended December 31, 2022 and 2021, the Company operated as a single operating segment.

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

Note 3 — Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,	December 31,
	2022	2021
Prepaid subscriptions	$423	$85
Prepaid insurance	619	376
Prepaid marketing and sponsorships	—	60
Other	107	314
Total prepaid expenses and other current assets	$1,149	$835

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

If Rio Grande or its affiliate fail to issue a full notice to proceed to the EPC Contractor on or prior to December 31, 2023, Buyer has the right to sell the Equity Interests back to NextDecade LLC and NextDecade LLC has the right to repurchase the Equity Interests from Buyer, in each case at a price not to exceed $23 million. Accordingly, the proceeds from the sale of the Equity Interests and additional costs incurred by Buyer are presented as a non-current liability and the assets of Rio Bravo have not been de-recognized in the consolidated balance sheet at December 31, 2022.

Note 5 — Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	December 31,	December 31,
	2022	2021
Fixed Assets
Computers	$780	$633
Furniture, fixtures, and equipment	610	464
Leasehold improvements	101	101
Total fixed assets	1,491	1,198
Less: accumulated depreciation	(1,006)	(844)
Total fixed assets, net	485	354
Terminal and Pipeline Assets (not placed in service)
Terminal	197,144	152,445
Pipeline	21,017	21,017
Total Terminal and Pipeline assets	218,161	173,462
Total property, plant and equipment, net	$218,646	$173,816

Depreciation expense for the years ended  December 31, 2022 and 2021 was $162 thousand and $184 thousand, respectively.

Note 6 — Leases

We currently lease approximately 33,800 square feet of office space for general and administrative purposes in Houston, Texas under a lease agreement that expires on December 31, 2023.  We also lease approximately 2,500 square feet of office space for marketing purposes in Singapore under a lease agreement that expires on October 31, 2025.

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

On  April 20, 2022, Rio Grande and the BND amended the Rio Grande Site Lease (the “Rio Grande Site Lease Amendment”) to extend the effective date for commencing the Rio Grande Site Lease to  May 6, 2023 (the “Effective Date”). The Rio Grande Site Lease Amendment further provides that Rio Grande has the right, exercisable in its sole discretion, to extend the Effective Date to  May 6, 2024 by providing the BND with written notice of its election no later than the close of business on the Effective Date.

Operating lease right-of-use assets are as follows (in thousands):

	December 31,	December 31,
	2022	2021
Office leases	$1,474	$590
Total operating lease right-of-use assets, net	$1,474	$590

Operating lease liabilities are as follows (in thousands):

	December 31,	December 31,
	2022	2021
Office leases	$1,093	$596
Total current lease liabilities	1,093	596
Non-current office leases	465	—
Total lease liabilities	$1,558	$596

Operating lease expense is as follows (in thousands):

	December 31,	December 31,
	2022	2021
Office leases	$887	$627
Total operating lease expense	887	627
Short-term lease expense	232	278
Total lease expense	$1,119	$905

Maturity of operating lease liabilities as of  December 31, 2022 are as follows (in thousands):

2023	$1,300
2024	273
2025	250
2026	—
2027	—
Thereafter	—
Total undiscounted lease payments	1,823
Discount to present value	(265)
Present value of lease liabilities	$1,558

Other information related to our operating leases as of  December 31, 2022 is as follows (in thousands):

	December 31,	December 31,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities:
Cash flows from operating activities	$678	$624
Noncash right-of-use assets recorded for operating lease liabilities:
In exchange for new operating lease liabilities during the period	1,640	712

Note 7 — Other Non-Current Assets

Other non-current assets consisted of the following (in thousands):

	December 31,	December 31,
	2022	2021
Permitting costs(1)	$8,575	$7,609
Enterprise resource planning system, net	—	354
Rio Grande Site Lease initial direct costs	19,612	13,314
Deposits and other	185	35
Total other non-current assets, net	$28,372	$21,312

(1)

Permitting costs primarily represent costs incurred in connection with our permit applications to the United States Army Corps of Engineers and the U.S. Fish and Wildlife Service for wetlands and habitat mitigation measures for potential impacts to wetlands and habitat that may be caused by the construction of the Terminal.

Note 8 — Accrued Liabilities and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2022	2021
Employee compensation expense	$6,650	$4,358
Terminal asset costs	12,046	926
Permitting costs	279	—
Accrued legal services	3,124	70
Share-based compensation liability	182	182
Other accrued liabilities	903	437
Total accrued liabilities and other current liabilities	$23,184	$5,973

Note 9 — Preferred Stock and Common Stock Warrants

Preferred Stock

As of  December 31, 2020, the Company had outstanding 65,507 shares of Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) and 62,612 shares of Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”).

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

As of  December 31, 2022, the Company had outstanding 82,948 shares of Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), 79,239 shares of Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”) and 59,366 shares of Series C Convertible Preferred Stock, par value $0.0001 per share (the “Series C Preferred Stock” and, together with the Series A Preferred Stock and the Series B Preferred Stock, the “Convertible Preferred Stock”).

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

Net proceeds from the sales of Series C Preferred Stock during 2021 were allocated on a fair value basis to the Series C Warrants and on a relative fair value basis to the Series C Preferred Stock.  The allocation of net cash proceeds from the sales of Series C Preferred Stock during 2021 is as follows (in thousands):

		Allocation of Proceeds
			2021 Series C
		2021 Series C	Preferred
		Warrants	Stock
Gross proceeds	$39,500
Equity issuance costs	(62)
Net proceeds - Initial Fair Value Allocation	$39,438	$1,631	$37,807
Per balance sheet upon issuance		$1,631	$37,807

As of  December 31, 2022, shares of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock were convertible into shares of Company common stock at a weighted average conversion price of $5.48 per share, $5.53 per share and $2.98 per share, respectively (with respect to each series, the “Conversion Price”).

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

The shares of Convertible Preferred Stock bear dividends at a rate of 12% per annum, which are cumulative and accrue daily from the date of issuance on the $1,000 stated value. Such dividends are payable quarterly and may be paid in cash or in-kind. During the years ended December 31, 2022 and 2021 the Company paid-in-kind $24.3 million and $18.3 million of dividends, respectively, to holders of the Convertible Preferred Stock. On January 12, 2023, the Company declared dividends to holders of the Convertible Preferred Stock as of the close of business on December 15, 2022. On January 17, 2023, the Company paid-in-kind $6.7 million of dividends to holders of the Convertible Preferred Stock.

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

Common Stock Warrants

Warrants, exercisable for Company common stock, were issued together with the shares of Convertible Preferred Stock (collectively, “Common Stock Warrants”).  As of December 31, 2022 and 2021, the outstanding Common Stock Warrants represented the right to acquire in the aggregate a number of shares of Company common stock equal to approximately 71 basis points (0.71%) and 86 basis points (0.86%), respectively, of all outstanding shares of Company common stock, measured on a fully diluted basis, on the applicable exercise date with an exercise price of $0.01 per share.

The Common Stock Warrants have a fixed three-year term that commenced on the closings of the issuances of the associated Convertible Preferred Stock. The Common Stock Warrants may only be exercised by holders of the Common Stock Warrants at the expiration of such three-year term, except that the Company can force the exercise of the Common Stock Warrants prior to expiration of such term if the volume weighted average trading price of shares of Common Stock for each trading day during any 60 of the prior 90 trading days is equal to or greater than 175% of the of the applicable Convertible Preferred Stock conversion price and, with respect to the Series B Warrants, the Company simultaneously elects to force a mandatory exercise of all other warrants then outstanding and un-exercised and held by any holder of parity stock. Pursuant to ASC 815-40, the fair value of the Common Stock Warrants was recorded as a non-current liability on our Consolidated Balance Sheet on the issuance dates. The Company revalues the Common Stock Warrants at each balance sheet date and recognized a loss of $5.7 million and $2.5 million for the years ended  December 31, 2022 and 2021, respectively. The Common Stock Warrant liabilities are included in Level 3 of the fair value hierarchy.

The assumptions used in the Monte Carlo simulation to estimate the fair value of the Common Stock Warrants as of  December 31, 2022 and 2020 are as follows:

	December 31,	December 31,
	2022	2021
Stock price	$4.94	$2.85
Exercise price	$0.01	$0.01
Risk-free rate	4.6%	0.1%
Volatility	52.5%	62.6%
Term (years)	1.5	1.6

Note 10 — Stockholders' Equity

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

Common Stock Warrants

During the year ended  December 31, 2022, Common Stock Warrants were exercised by certain holders of Series B Preferred Stock.  In connection with the exercises of Common Stock Warrants, the Company issued an aggregate of approximately 0.5 million shares of Company common stock.

Note 11 — Net Loss Per Share Attributable to Common Stockholders

The following table (in thousands, except for loss per share) reconciles basic and diluted weighted average common shares outstanding for the years ended December 31, 2022 and 2021:

	Year Ended
	December 31,
	2022	2021
Weighted average common shares outstanding:
Basic	130,136	119,201
Dilutive unvested stock, convertible preferred stock, Common Stock Warrants and IPO Warrants	—	—
Diluted	130,136	119,201

Basic and diluted net loss per share attributable to common stockholders	$(0.65)	$(0.34)

Potentially dilutive securities that were not included in the diluted net loss per share computations because their effect would have been anti-dilutive were as follows (in thousands):

	Year Ended
	December 31,
	2022	2021
Unvested stock (1)	1,904	1,662
Convertible preferred stock	46,533	30,754
Common Stock Warrants	1,382	2,207
IPO Warrants(2)	—	12,082
Total potentially dilutive common shares	49,819	46,705

(1)

Does not include 9.4 million shares and 8.3 million shares of unvested restricted stock and restricted stock units for the years ended  December 31, 2022 and 2021 because the performance conditions had not yet been satisfied as of  December 31, 2022 and 2021, respectively.

(2)	The IPO Warrants were issued in connection with our initial public offering in 2015 and expired July 24, 2022.

Note 12 — Share-based Compensation

We have granted shares of Company common stock, restricted Company common stock and restricted stock units to employees, consultants and non-employee directors under our 2017 Omnibus Incentive Plan.

Total share-based compensation consisted of the following (in thousands):

	Year Ended
	December 31,
	2022	2021
Share-based compensation expense (forfeiture):
Equity awards	$7,472	$(4,541)
Liability awards	—	—
Total share-based compensation (forfeiture)	7,472	(4,541)
Capitalized share-based compensation	—	228
Total share-based compensation expense (forfeiture)	$7,472	$(4,313)

Certain employee arrangements provided for cash bonuses upon a positive FID on the Terminal (the “FID Bonus”). In January 2018, the Compensation Committee of the Board of Directors approved, and certain employees party to such arrangements accepted, an amendment to such arrangements whereby the FID Bonuses would be settled in shares of Company common stock equal to 110% of the FID Bonus. The associated liability for FID Bonuses to be settled in shares of Company common stock of $0.2 million is included in accrued liabilities and other current liabilities in our Consolidated Balance Sheets at each of  December 31, 2022 and 2021.

The total unrecognized compensation costs at  December 31, 2022 relating to equity-classified awards were $48.1 million, which is expected to be recognized over a weighted average period of 1.5 years.

Restricted Stock Awards

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

The table below provides a summary of our restricted stock awards outstanding as of  December 31, 2022 and changes during the year ended  December 31, 2022 (in thousands, except for per share information):

	Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at January 1, 2022	3,038	$5.88
Granted	217	2.21
Vested	(1,507)	4.29
Forfeited	(665)	5.81
Non-vested at December 31, 2022	1,083	$7.51

Restricted Stock Units and Performance Stock Units

Restricted stock units are stock awards that vest over a service period of one, two, or three years and entitle the holder to receive shares of our common stock upon vesting, subject to restrictions on transfer and to a risk of forfeiture if the recipient terminates employment with us prior to the lapse of the restrictions. Certain performance stock units provide for cliff vesting after a period of three years with payouts based upon market conditions achieved over the defined performance period compared to pre-established performance targets. The settlement amounts of the awards are based on market conditions consisting of total shareholder return (“TSR”) and relative total shareholder return (“RTSR”) of our common stock.

Where applicable, the compensation for performance stock units containing market conditions of TSR and RTSR are based on a fair value using a Monte Carlo simulation as of the grant date, which utilizes level 3 inputs such as projected stock volatility and projected risk-free rates and remains constant through the vesting period. The number of shares that may be earned at the end of the vesting period ranges from 0% up to 100% of the target award amount. Both restricted stock units and performance stock units will be settled in Company common stock (on a one-for-one basis) and are classified as equity awards.

The table below provides a summary of our restricted stock units outstanding as of  December 31, 2022 and changes during the year ended  December 31, 2022 (in thousands, except for per share information):

	Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at January 1, 2022	7,104	3.31
Granted	6,106	6.52
Vested	(1,261)	6.17
Forfeited	(1,645)	3.61
Non-vested at December 31, 2022	10,304	$4.82

Note 13 — Income Taxes

The reconciliation of the federal statutory income tax rate to our effective income tax rate is as follows:

	Year Ended
	December 31,
	2022	2021
U.S. federal statutory rate, beginning of year	21%	21%
Common stock warrant liabilities	(2)	—
Officers' compensation	(1)	—
Other	(1)	(4)
Valuation allowance	(17)	(17)
Effective tax rate as reported	—%	—%

Significant components of our deferred tax assets and liabilities at  December 31, 2022 and 2021 are as follows (in thousands):

	Year Ended
	December 31,
	2022	2021
Deferred tax assets
Net operating loss carryforwards and credits	$36,835	$25,742
Employee compensation	1,113	570
Share-based compensation expense	1,066	2,053
Development costs	964	—
Property, plant and equipment	749	753
Operating lease liabilities	187	125
Other	36	55
Less: valuation allowance	(36,642)	(26,378)
Total deferred tax assets	4,308	2,920

Deferred tax liabilities
Operating lease right-of-use assets	(4,308)	(2,920)
Total deferred tax liabilities	(4,308)	(2,920)

Net deferred tax assets (liabilities)	$—	$—

The federal deferred tax assets presented above do not include the state tax benefits as our net deferred state tax assets are offset with a full valuation allowance.

At December 31, 2022, we had federal net operating loss (“NOL”) carryforwards of approximately $175.4 million. Approximately $26.1 million of these NOL carryforwards will expire between 2034 and 2038.

Due to our history of NOLs, current year NOLs and significant risk factors related to our ability to generate taxable income, we have established a valuation allowance to offset our deferred tax assets as of December 31, 2022 and 2021. We will continue to evaluate our ability to release the valuation allowance in the future. Due to our full valuation allowance, we have not recorded a provision for federal or state income taxes during the years ended  December 31, 2022 or 2021.  Deferred tax assets and deferred tax liabilities are classified as non-current in our Consolidated Balance Sheets.

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

We remain subject to periodic audits and reviews by taxing authorities; however, we did not have any open income tax audits as of December 31, 2022. The federal tax returns for the years beginning 2019 remain open for examination.

In response to the global pandemic related to COVID-19, the President signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) on March 27, 2020 and the Consolidated Appropriations Act, 2021 (the “CAA”) on December 27, 2020.  The CARES Act and the CAA provide numerous relief provisions for corporate taxpayers, including modification of the utilization limitations on NOLs, favorable expansions of the deduction for business interest expense under Internal Revenue Code Section 163(j), and the ability to accelerate timing of refundable alternative minimum tax credits.  For the year ended December 31, 2022, there were no material tax impacts to our consolidated financial statements from the CARES Act, the CAA or other COVID-19 measures.  The Company continues to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and others.

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

The Company is party to other SPAs which will become effective upon the occurrence of certain conditions precedent, including completion of the construction of the Terminal.

Other Commitments

On March 6, 2019, Rio Grande entered into a lease agreement (the “Rio Grande Site Lease”) with the Brownsville Navigation District of Cameron County, Texas (“BND”) for the lease by Rio Grande of approximately 984 acres of land situated in Brownsville, Cameron County, Texas for the purposes of constructing, operating, and maintaining (i) a liquefied natural gas facility and export terminal and (ii) gas treatment and gas pipeline facilities. On  April 20, 2022, Rio Grande and the BND amended the Rio Grande Site Lease (the “Rio Grande Site Lease Amendment”) to extend the effective date for commencing the Rio Grande Site Lease to  May 6, 2023 (the “Effective Date”). The Rio Grande Site Lease Amendment further provides that Rio Grande has the right, exercisable in its sole discretion, to extend the Effective Date to  May 6, 2024 by providing the BND with written notice of its election no later than the close of business on the Effective Date.

In connection with the Rio Grande Site Lease Amendment, Rio Grande is committed to pay approximately $1.6 million per quarter to the BND through the earlier of the Effective Date and lease commencement.

Legal Proceedings

From time to time the Company may be subject to various claims and legal actions that arise in the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for liabilities we deem probable and estimable.

As of December 31, 2022, management was not aware of any claims or legal actions that, separately or in the aggregate, are likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows, although the Company cannot guarantee that a material adverse event will not occur.

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

Note 16 — Subsequent Events

On February 3, 2023, we entered into a common stock purchase agreement (the “Stock Purchase Agreement”) for a private placement (the “Private Placement”) with HGC NEXT INV LLC and Ninteenth Investment Company LLC (the “Purchasers”), pursuant to which we agreed to sell, and the Purchasers severally agreed to purchase, an aggregate of 5,835,277 shares of the Company’s common stock at a purchase price of $5.998 per share, representing the average closing trading price of the Common Stock for the five trading days immediately preceding signing the Stock Purchase Agreement, for an aggregate purchase price of $35.0 million.

We have evaluated subsequent events through March 10, 2023, the date the financial statements were issued.  Any material subsequent events that occurred during this time have been properly recognized and/or disclosed in these consolidated financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of “our disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal year ended December 31, 2022. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

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

Based on our assessment, we have concluded that the Company maintained effective internal control over financial reporting as of December 31, 2022, based on criteria in Internal Control—Integrated Framework (2013) issued by the COSO.

The Company is neither an accelerated filer nor a large accelerated filer, as defined in Rule 12b-2 under the Exchange Act and, therefore, this Annual Report on Form 10-K does not include an audit report on internal control over financial reporting by the Company’s registered public accounting firm. Management’s report on internal control over financial reporting for the year ended December 31, 2022 was not required to be attested by the Company’s registered public accounting firm pursuant to Item 308(b) of Regulation S-K.

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the applicable information in NextDecade's definitive proxy statement, which is to be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of NextDecade's fiscal year ended December 31, 2022.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the applicable information in NextDecade's definitive proxy statement, which is to be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of NextDecade's fiscal year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the applicable information in NextDecade's definitive proxy statement, which is to be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of NextDecade's fiscal year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the applicable information in NextDecade's definitive proxy statement, which is to be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of NextDecade's fiscal year ended December 31, 2022.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the applicable information in NextDecade's definitive proxy statement, which is to be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of NextDecade's fiscal year ended December 31, 2022.

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
3.1

Second Amended and Restated Certificate of Incorporation of NextDecade Corporation, dated July 24, 2017 (Incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K, filed July 28, 2017)

3.2	Amended and Restated Bylaws of NextDecade Corporation, dated July 24, 2017 (Incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K, filed July 28, 2017)
3.3

Certificate of Designations of Series A Convertible Preferred Stock, dated August 9, 2018 (Incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-3, filed December 20, 2018)

3.4

Certificate of Designations of Series B Convertible Preferred Stock, dated September 28, 2018 (Incorporated by reference to Exhibit 3.4 of the Company's Quarterly Report on Form 10-Q, filed November 9, 2018)

3.5	Certificate of Designations of Series C Convertible Preferred Stock dated March 17, 2021 (Incorporated by reference to Exhibit 3.1 of the Company's Form 8-K, filed March 18, 2021)
3.6	Certificate of Amendment to Certificate of Designations of Series A Convertible Preferred Stock, dated July 12, 2019 (Incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K, filed July 15, 2019)
3.7

Certificate of Amendment to Certificate of Designations of Series B Convertible Preferred Stock, dated July 12, 2019 (Incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K, filed July 15, 2019)

3.8	Certificate of Increase to Certificate of Designations of Series A Convertible Preferred Stock of NextDecade Corporation, dated July 15, 2019 (Incorporated by reference to Exhibit 3.7 of the Company's Quarterly Report on Form 10-Q, filed August 6, 2019)
3.9	Certificate of Increase to Certificate of Designations of Series B Convertible Preferred Stock of NextDecade Corporation, dated July 15, 2019 (Incorporated by reference to Exhibit 3.8 of the Company's Quarterly Report on Form 10-Q, filed August 6, 2019)
3.10	Amendment No. 1 to the Amended and Restated Bylaws of NextDecade Corporation, dated March 3, 2021 (Incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K, filed March 4, 2021)
4.1	Specimen Common Share Certificate (Incorporated by reference to Exhibit 4.1 of the Company's Form 10-K, filed March 3, 2020)
4.2	Specimen IPO Warrant Certificate (Incorporated by reference to Exhibit 4.3 of the Amendment No. 7 to the Company's Registration Statement on Form S-1, filed March 13, 2015)
4.3

Form of Warrant Agreement between Harmony Merger Corp. and Continental Stock Transfer & Trust Company (Incorporated by reference to Exhibit 4.4 of the Amendment No. 7 to the Company's Registration Statement on Form S-1, filed March 13, 2015)

4.4	Form of Warrant Agreement for the Series A Warrants (Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K, filed August 7, 2018)
4.5	Form of Warrant Agreement for the Series B Warrants (Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K, filed August 24, 2018)
4.6	Form of Warrant Agreement for the Series C Warrants (Incorporated by reference to Exhibit 4.1 of the Company's Form 8-K, filed March 18, 2021)
4.7	Description of Common Stock of NextDecade Corporation Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 4.6 of the Company's Form 10-K, filed March 3, 2020)
10.1†	Employment Agreement, dated September 8, 2017, between NextDecade Corporation and Matthew K. Schatzman (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed September 11, 2017)
10.2†	NextDecade Corporation 2017 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-8, filed December 15, 2017)
10.3†	Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, filed December 20, 2017)
10.4	Form of Registration Rights Agreement for purchasers of Series A Preferred Stock Incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K, filed August 7, 2018)
10.5	Purchaser Rights Agreement by and between NextDecade Corporation and HGC NEXT INV LLC (Incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K, filed August 7, 2018)
10.6	Form of Registration Rights Agreement for purchasers of Series B Preferred Stock (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, filed August 24, 2018)
10.7	Form of Purchaser Rights Agreement for purchasers of Series B Preferred Stock (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K, filed August 24, 2018)
10.8

Amendment No. 1 to Registration Rights Agreement, effective as of December 7, 2018, by and between NextDecade Corporation and York Capital Management Global Advisors, LLC, severally on behalf of certain funds or advised by it or its affiliates (Incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K, filed March 6, 2019)

10.9

Amendment No. 1 to Registration Rights Agreement, effective as of December 7, 2018, by and between NextDecade Corporation and Valinor Management L.P., severally on behalf of certain funds or accounts for which it is investment manager (Incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K, filed March 6, 2019)

10.10

Amendment No. 1 to Registration Rights Agreement, effective as of December 7, 2018, by and between NextDecade Corporation and Bardin Hill Investment Partners LP (formerly Halcyon Capital Management LP), on behalf of the accounts its manager (Incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K, filed March 6, 2019)

10.11†

Amendment No. 1 to Employment Agreement, effective January 1, 2019, by and between NextDecade Corporation and Matthew K. Schatzman (Incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K, filed March 6, 2019)

10.12+	Lease Agreement, made and entered into March 6, 2019, by and between Brownsville Navigation District of Cameron County, Texas and Rio Grande LNG, LLC (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q, filed May 7, 2019)
10.13+	Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Trains 1 and 2 of the Rio Grande Natural Gas Liquefaction Facility by and between Rio Grande LNG, LLC as Owner and Bechtel Oil, Gas and Chemicals, Inc. as Contractor, dated as of May 24, 2019 (Incorporated by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-Q, filed August 6, 2019)
10.14+	Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Train 3 of the Rio Grande Natural Gas Liquefaction Facility by and between Rio Grande LNG, LLC as Owner and Bechtel Oil, Gas and Chemicals, Inc. as Contractor, dated as of May 24, 2019 (Incorporated by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-Q, filed August 6, 2019)
10.15†	Form of Non-Affiliate Director Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q, filed November 5, 2019)
10.16

Purchaser Rights Agreement, dated October 28, 2019, by and between NextDecade Corporation and Ninteenth Investment Company (Incorporated by reference to Exhibit 10.23 of the Company's Annual Report on Form 10-K, filed March 3, 2020)

10.17	Registration Rights Agreement, dated October 28, 2019, by and between NextDecade Corporation and Ninteenth Investment Company (Incorporated by reference to Exhibit 10.24 of the Company's Annual Report on Form 10-K, filed March 3, 2020)
10.18†	Director Compensation Policy (Incorporated by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K, filed March 3, 2020)
10.19+	Omnibus Agreement, entered into as of February 13, 2020, between NextDecade LNG, LLC and Spectra Energy Transmission II, LLC (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q, filed May 18, 2020)
10.20+	Precedent Agreement for Firm Natural Gas Transportation Service, made and entered into as of March 2, 2020, by and between Rio Grande LNG Gas Supply LLC and Rio Bravo Pipeline Company, LLC (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q, filed May 18, 2020)
10.21+	Precedent Agreement for Natural Gas Transportation Service, made and entered into as of March 2, 2020, by and between Rio Grande LNG Gas Supply LLC and Valley Crossing Pipeline, LLC (Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q, filed May 18, 2020)
10.22	First Amendment to Lease Agreement, made and entered into as of April 30, 2020, by and between Brownsville Navigation District of Cameron County, Texas and Rio Grande LNG, LLC (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed May 4, 2020)
10.23	Second Amendment to Lease Agreement, made and entered into as of April 20, 2022, by and between Brownsville Navigation District of Cameron County, Texas and Rio Grande LNG, LLC (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed August 11, 2022)
10.24+	First Amendment to the Fixed Priced Turnkey Agreement for the Engineering, Procurement and Construction of Trains 1 and 2 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of April 22, 2020, by and between Rio Grande LNG, LLC and Bechtel, Oil, Gas and Chemicals, Inc. (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q, filed August 6, 2020)
10.25+	First Amendment to the Fixed Priced Turnkey Agreement for the Engineering, Procurement and Construction of Train 3 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of April 22, 2020, by and between Rio Grande LNG, LLC and Bechtel, Oil, Gas and Chemicals, Inc. (Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q, filed August 6, 2020)
10.26	Second Amendment to the Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Trains 1and 2 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of October 5, 2020, by and between Rio Grande LNG, LLC and Bechtel, Oil, Gas and Chemicals, Inc. (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q, filed November 4, 2020)
10.27	Second Amendment to the Fixed Priced Turnkey Agreement for the Engineering, Procurement and Construction of Train 3 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of October 5, 2020, by and between Rio Grande LNG, LLC and Bechtel, Oil, Gas and Chemicals, Inc. (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q, filed November 4, 2020)
10.28†	Amendment No. 2 to Employment Agreement, dated June 2, 2021, by and between NextDecade Corporation and Matthew K. Schatzman (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q, filed August 2, 2021)
10.29	Third Amendment to the Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Trains 1and 2 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of March 5, 2021, by and between Rio Grande LNG, LLC and Bechtel, Oil, Gas and Chemicals, Inc. (Incorporated by reference to Exhibit 10.35 of the Company's Annual Report on Form 10-K filed March 25, 2021)
10.30	Third Amendment to the Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Train 3 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of March 5, 2021, by and between Rio Grande LNG, LLC and Bechtel, Oil, Gas and Chemicals, Inc. (Incorporated by reference to Exhibit 10.36 of the Company's Annual Report on Form 10-K filed March 25, 2021)
10.31	Fourth Amendment to the Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Trains 1and 2 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of April 29, 2022, by and between Rio Grande LNG, LLC and Bechtel, Oil, Gas and Chemicals, Inc. (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed August 11, 2022)
10.32	Fourth Amendment to the Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Train 3 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of April 29, 2022, by and between Rio Grande LNG, LLC and Bechtel, Oil, Gas and Chemicals, Inc. (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed August 11, 2022)
10.33	Fifth Amendment to the Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Trains 1and 2 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of September 14, 2022, by and between Rio Grande LNG, LLC and Bechtel, Oil, Gas and Chemicals, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed November 10, 2022)
10.34	Fifth Amendment to the Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Train 3 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of September 15, 2022, by and between Rio Grande LNG, LLC and Bechtel, Oil, Gas and Chemicals, Inc. (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed November 10, 2022)
10.35	Form of Series C Convertible Preferred Stock Purchase Agreement, dated as of March 17, 2021 (Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K, filed March 18, 2021)
10.36	Form of Registration Rights Agreement for purchasers of Series C Preferred Stock (Incorporated by reference to Exhibit 10.2 of the Company's Form 8-K, filed March 18, 2021)
10.37*†	Form of time-based restricted stock unit agreement
10.38*†	Form of performance-based restricted stock unit agreement

10.39	Common Stock Purchase Agreement, dated as of April 6, 2022, by and between the Company and HGC NEXT INV LLC (Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K, filed April 7, 2022)
10.40	Registration Rights Agreement, dated as of April 6, 2022, by and between the Company and HGC NEXT INV LLC (Incorporated by reference to Exhibit 10.2 of the Company's Form 8-K, filed April 7, 2022)
10.41	Common Stock Purchase Agreement, dated as of September 14, 2022, by and between the Company and the various investors party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed September 19, 2022)
10.42	Registration Rights Agreement, dated as of September 19, 2022, by and between the Company and the various investors party thereto (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed September 19, 2022)
21.1*	Subsidiaries of the Company
23.1*	Consent of Grant Thornton LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
†	Indicates management contract or compensatory plan.
+	Certain portions of this exhibit have been omitted.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NextDecade Corporation
(Registrant)

By:	/s/ Matthew K. Schatzman
Matthew K. Schatzman
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:	March 10, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew K. Schatzman	Chairman of the Board and Chief Executive Officer	March 10, 2023
Matthew K. Schatzman	(Principal Executive Officer)

/s/ Brent E. Wahl	Chief Financial Officer	March 10, 2023
Brent E. Wahl	(Principal Financial Officer)

/s/ Eric Garcia	Senior Vice President and Chief Accounting Officer	March 10, 2023
Eric Garcia	(Principal Accounting Officer)

/s/ Giovanni Oddo	Director	March 10, 2023
Giovanni Oddo

/s/ Brian Belke	Director	March 10, 2023
Brian Belke

/s/ Frank Chapman	Director	March 10, 2023
Frank Chapman

/s/ Seokwon Ha	Director	March 10, 2023
Seokwon Ha

/s/ Avinash Kripalani	Director	March 10, 2023
Avinash Kripalani

/s/ Edward Andrew Scoggins, Jr.	Director	March 10, 2023
Edward Andrew Scoggins, Jr.

/s/ William Vrattos	Director	March 10, 2023
William Vrattos

/s/ Spencer Wells	Director	March 10, 2023
Spencer Wells