Form 10-Q
period 2023-03-31
NextDecade Corp.
filed 2023-05-11
CIK 1612720

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 5, 2023 the issuer had 150,566,623 shares of common stock outstanding.

NEXTDECADE CORPORATION

FORM 10-Q FOR THE QUARTER ENDED March 31, 2023

Organizational Structure

The following diagram depicts our abbreviated organizational structure as of March 31, 2023 with references to the names of certain entities discussed in this Quarterly Report on Form 10-Q.

Unless the context requires otherwise, references to “NextDecade,” the “Company,” “we,” “us” and “our” refer to NextDecade Corporation (NASDAQ: NEXT) and its consolidated subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NextDecade Corporation

Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$51,141	$62,789
Prepaid expenses and other current assets	1,570	1,149
Total current assets	52,711	63,938
Property, plant and equipment, net	243,870	218,646
Operating lease right-of-use assets, net	1,216	1,474
Other non-current assets, net	30,108	28,372
Total assets	$327,905	$312,430

Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable	$1,854	$1,084
Accrued liabilities and other current liabilities	28,661	23,184
Current common stock warrant liabilities	3,504	—
Current operating lease liabilities	873	1,093
Total current liabilities	34,892	25,361
Non-current common stock warrant liabilities	3,653	6,790
Non-current operating lease liabilities	395	465
Other non-current liabilities	23,000	23,000
Total liabilities	61,940	55,616

Commitments and contingencies (Note 13)

Series A Convertible Preferred Stock, $1,000 per share liquidation preference; Issued and outstanding: 85,454 shares and 82,948 shares at March 31, 2023 and December 31, 2022, respectively	75,532	73,026
Series B Convertible Preferred Stock, $1,000 per share liquidation preference; Issued and outstanding: 81,629 shares and 79,239 shares at March 31, 2023 and December 31, 2022, respectively	75,798	73,408
Series C Convertible Preferred Stock, $1,000 per share liquidation preference; Issued and outstanding: 61,156 shares and 59,366 shares at March 31, 2023 and December 31, 2022, respectively	57,799	56,009
Stockholders’ equity
Common stock, $0.0001 par value Authorized: 480.0 million shares at March 31, 2023 and December 31, 2022; Issued and outstanding: 149.4 million shares and 143.5 million shares at March 31, 2023 and December 31, 2022, respectively	15	14
Treasury stock: 999,966 shares and 991,089 shares at March 31, 2023 and December 31, 2022, respectively, at cost	(4,634)	(4,587)
Preferred stock, $0.0001 par value Authorized: 0.5 million, after designation of the Convertible Preferred Stock Issued and outstanding: none at March 31, 2023 and December 31, 2022	—	—
Additional paid-in-capital	318,942	289,084
Accumulated deficit	(257,487)	(230,140)
Total stockholders’ equity	56,836	54,371
Total liabilities, convertible preferred stock and stockholders’ equity	$327,905	$312,430

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2023	2022
Revenues	$—	$—
Operating expenses
General and administrative expense	26,271	3,323
Development expense, net	464	1,545
Lease expense	337	219
Depreciation expense	38	47
Total operating expenses	27,110	5,134
Total operating loss	(27,110)	(5,134)
Other income (expense)
Loss on common stock warrant liabilities	(367)	(6,304)
Other, net	130	1
Total other expense	(237)	(6,303)
Net loss attributable to NextDecade Corporation	(27,347)	(11,437)
Preferred stock dividends	(6,700)	(5,754)
Net loss attributable to common stockholders	$(34,047)	$(17,191)

Net loss per common share - basic and diluted	$(0.23)	$(0.14)

Weighted average shares outstanding - basic and diluted	146,931	121,328

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation

Consolidated Statement of Stockholders’ Equity and Convertible Preferred Stock

(in thousands)

(unaudited)

	For the Three Months Ended March 31, 2023
	Common Stock		Treasury Stock					Series A	Series B	Series C
		Par			Additional		Total	Convertible	Convertible	Convertible
		Value			Paid-in	Accumulated	Stockholders’	Preferred	Preferred	Preferred
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Stock	Stock	Stock
Balance at December 31, 2022	143,549	$14	991	$(4,587)	$289,084	$(230,140)	$54,371	$73,026	$73,408	$56,009
Share-based compensation	—	—	—	—	1,559	—	1,559	—	—	—
Restricted stock vesting	56	—	—	—	—	—	—	—	—	—
Shares repurchased related to share-based compensation	(9)	—	9	(47)	—	—	(47)	—	—	—
Issuance of common stock, net	5,835	1	—	—	34,999	—	35,000	—	—	—
Preferred stock dividends	—	—	—	—	(6,700)	—	(6,700)	2,506	2,390	1,790
Net loss	—	—	—	—	—	(27,347)	(27,347)	—	—	—
Balance at March 31, 2023	149,431	$15	1,000	$(4,634)	$318,942	$(257,487)	$56,836	$75,532	$75,798	$57,799

	For the Three Months Ended March 31, 2022
	Common Stock		Treasury Stock					Series A	Series B	Series C
		Par			Additional		Total	Convertible	Convertible	Convertible
		Value			Paid-in	Accumulated	Stockholders’	Preferred	Preferred	Preferred
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Stock	Stock	Stock
Balance at December 31, 2021	120,838	$12	346	$(1,315)	$191,264	$(170,069)	19,892	$63,791	$64,602	$40,007
Share-based compensation	—	—	—	—	(2,372)	—	(2,372)	—	—	—
Restricted stock vesting	911	—	—	—	—	—	—	—	—	—
Shares repurchased related to share-based compensation	(195)	—	195	(464)	—	—	(464)	—	—	—
Issuance of Series C Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	9,806
Preferred stock dividends	—	—	—	—	(5,754)	—	(5,754)	2,225	2,123	1,387
Net loss	—	—	—	—	—	(11,437)	(11,437)	—	—	—
Balance at March 31, 2022	121,554	$12	541	$(1,779)	$183,138	$(181,506)	$(135)	$66,016	$66,725	$51,200

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2023	2022
Operating activities:
Net loss attributable to NextDecade Corporation	$(27,347)	$(11,437)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	38	47
Share-based compensation expense (forfeiture)	1,559	(2,372)
Loss on common stock warrant liabilities	367	6,304
Amortization of right-of-use assets	258	140
Amortization of other non-current assets	—	354
Changes in operating assets and liabilities:
Prepaid expenses	(421)	(194)
Accounts payable	815	114
Operating lease liabilities	(290)	(156)
Accrued expenses and other liabilities	1,836	(2,994)
Net cash used in operating activities	(23,185)	(10,194)
Investing activities:
Acquisition of property, plant and equipment	(21,528)	(1,314)
Acquisition of other non-current assets	(1,875)	(1,703)
Net cash used in investing activities	(23,403)	(3,017)
Financing activities:
Proceeds from sale of Series C Convertible Preferred Stock	—	10,500
Proceeds from sale of common stock	35,000	—
Preferred stock dividends	(13)	(19)
Shares repurchased related to share-based compensation	(47)	(464)
Net cash provided by financing activities	34,940	10,017
Net decrease in cash and cash equivalents	(11,648)	(3,194)
Cash and cash equivalents – beginning of period	62,789	25,552
Cash and cash equivalents – end of period	$51,141	$22,358

Non-cash investing activities:
Accounts payable for acquisition of property, plant and equipment	$72	$339
Accrued liabilities for acquisition of property, plant and equipment	15,826	839
Accrued liabilities for acquisition of other non-current assets	140	—
Non-cash financing activities:
Paid-in-kind dividends on Convertible Preferred Stock	6,686	5,735
Accounts payable for equity issuance costs	—	50

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2022. In our opinion, all adjustments, consisting only of normal recurring items, which are considered necessary for a fair presentation of the unaudited consolidated financial statements, have been included. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the operating results for the full year.

Certain reclassifications have been made to conform prior period information to the current presentation.  The reclassifications did not have a material effect on the Company's financial position, results of operations or cash flows.

The Company has incurred operating losses since its inception and management expects operating losses and negative cash flows to continue for the foreseeable future and, as a result, the Company will require additional capital to fund its operations and execute its business plan. As of March 31, 2023, the Company had $51.1 million in cash and cash equivalents, which may not be sufficient to fund the Company's planned operations through one year after the date the consolidated financial statements are issued. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern. The analysis used to determine the Company's ability to continue as a going concern does not include cash sources outside of the Company's direct control that management expects to be available within the next twelve months.

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

Note 2 — Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Prepaid subscriptions	$556	$423
Prepaid insurance	300	619
Prepaid marketing and sponsorships	246	—
Other	468	107
Total prepaid expenses and other current assets	$1,570	$1,149

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

If Rio Grande or its affiliate fails to issue a full notice to proceed to the EPC Contractor on or prior to December 31, 2024, Buyer has the right to sell the Equity Interests back to NextDecade LLC and NextDecade LLC has the right to repurchase the Equity Interests from Buyer, in each case at a price not to exceed $23 million. Accordingly, the proceeds from the sale of the Equity Interests and additional costs incurred by Buyer are presented as a non-current liability and the assets of Rio Bravo have not been de-recognized in the consolidated balance sheet at March 31, 2023.

Note 4 — Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Fixed Assets
Computers	$778	$780
Furniture, fixtures, and equipment	610	610
Leasehold improvements	101	101
Total fixed assets	1,489	1,491
Less: accumulated depreciation	(1,044)	(1,006)
Total fixed assets, net	445	485
Project Assets (not placed in service)
Terminal	222,408	197,144
Pipeline	21,017	21,017
Total Terminal and Pipeline assets	243,425	218,161
Total property, plant and equipment, net	$243,870	$218,646

Depreciation expense was $38 thousand and $47 thousand for the three months ended  March 31, 2023 and 2022, respectively.

Note 5 — Leases

Our leased assets consist of office space.

Operating lease right-of-use assets are as follows (in thousands):

	March 31,	December 31,
	2023	2022
Office leases	$1,216	$1,474
Total operating lease right-of-use assets, net	$1,216	$1,474

Operating lease liabilities are as follows (in thousands):

	March 31,	December 31,
	2023	2022
Office leases	$873	$1,093
Total current lease liabilities	$873	$1,093
Non-current office leases	395	465
Total lease liabilities	$1,268	$1,558

Operating lease expense is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Office leases	$309	$157
Total operating lease expense	309	157
Short-term lease expense	28	62
Total lease expense	$337	$219

Maturity of operating lease liabilities as of March 31, 2023 are as follows (in thousands, except lease term and discount rate):

2023 (remaining)	$980
2024	275
2025	252
2026	—
2027	—
Thereafter	—
Total undiscounted lease payments	1,507
Discount to present value	(239)
Present value of lease liabilities	$1,268

Weighted average remaining lease term - years	2.0
Weighted average discount rate - percent	12.0

Other information related to our operating leases is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities:
Cash flows from operating activities	$ 290	$ 173

Note 6 — Other Non-Current Assets

Other non-current assets consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Permitting costs(1)	$8,680	$8,540
Rio Grande Site Lease initial direct costs	21,243	19,647
Deposits and other	185	185
Total other non-current assets, net	$30,108	$28,372

(1)

Permitting costs primarily represent costs incurred in connection with permit applications to the United States Army Corps of Engineers and the U.S. Fish and Wildlife Service for mitigation measures for potential impacts to wetlands and habitat that may be caused by the construction of the Terminal and the Pipeline.

Note 7 — Accrued Liabilities and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Employee compensation expense	$2,410	$6,650
Terminal costs	15,826	12,046
Permitting costs	140	279
Accrued legal services	9,284	3,124
Share-based compensation liability	182	182
Other accrued liabilities	819	903
Total accrued liabilities and other current liabilities	$28,661	$23,184

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

The shares of Convertible Preferred Stock bear dividends at a rate of 12% per annum, which are cumulative and accrue daily from the respective dates of issuance on the $1,000 stated value per share. Such dividends are payable quarterly and may be paid in cash or in-kind. During the three months ended March 31, 2023 and 2022, the Company paid-in-kind $6.7 million and $5.7 million of dividends, respectively, to the holders of the Convertible Preferred Stock.  On April 12, 2023, the Company declared dividends to the holders of the Convertible Preferred Stock as of the close of business on March 15, 2023.  On April 17, 2023, the Company paid-in-kind $6.7 million of dividends to the holders of the Convertible Preferred Stock.

As of March 31, 2023, shares of Series A Preferred Stock and Series B Preferred Stock were convertible into shares of Company common stock at a conversion price of approximately $5.27 per share and $5.32 per share, respectively, and shares of Series C Preferred Stock were convertible into shares of Company common stock at a weighted average conversion price of approximately $2.87 per share.

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

Common Stock Warrants

The Company issued warrants exercisable to purchase Company common stock in connection with its issuances of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock (collectively, the “Common Stock Warrants”).  The Company revalues the Common Stock Warrants at each balance sheet date and recognized losses of $0.4 million and $6.3 million during the three months ended  March 31, 2023 and 2022, respectively. The Common Stock Warrant liabilities are included in Level 3 of the fair value hierarchy.

The assumptions used in the Monte Carlo simulation model to estimate the fair value of the Common Stock Warrants are as follows:

	March 31,	December 31,
	2023	2022
Stock price	$4.97	$4.94
Exercise price	$0.01	$0.01
Risk-free rate	4.1%	4.6%
Volatility	48.3%	52.5%
Term (years)	1.2	1.5

Note 9 — Stockholders' Equity

Common Stock Purchase Agreement

On  February 3, 2023, the Company entered into a common stock purchase agreement (the “Stock Purchase Agreement”) for a private placement (the “Private Placement”) with HGC NEXT INV LLC and Ninteenth Investment Company LLC (the “Purchasers”), pursuant to which the Company sold an aggregate of 5,835,277 shares of the Company’s common stock at a purchase price of $5.998 per share, representing the average closing trading price of the Common Stock for the five trading days immediately preceding signing the Stock Purchase Agreement, for an aggregate purchase price of $35.0 million.

Note 10 — Net Loss Per Share

The following table (in thousands, except for loss per share) reconciles basic and diluted weighted average common shares outstanding for each of the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022
Weighted average common shares outstanding:
Basic	146,931	121,328
Dilutive unvested stock, convertible preferred stock, Common Stock Warrants and IPO Warrants	—	—
Diluted	146,931	121,328

Basic and diluted net loss per share attributable to common stockholders	$(0.23)	$(0.14)

Potentially dilutive securities not included in the diluted net loss per share computations because their effect would have been anti-dilutive were as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Unvested stock and stock units (1)	2,053	1,347
Convertible preferred stock	52,622	37,671
Common Stock Warrants	1,380	1,452
IPO Warrants (2)	—	12,082
Total potentially dilutive common shares	56,055	52,552

(1)	Includes the impact of unvested shares containing performance conditions to the extent that the underlying performance conditions are satisfied based on actual results as of the respective dates.

(2)	The IPO Warrants were issued in connection with our initial public offering in 2015 and expired on July 24, 2022.

Note 11 — Share-based Compensation

We have granted shares of Company common stock, restricted Company common stock and restricted stock units to employees, consultants and non-employee directors under our 2017 Omnibus Incentive Plan, as amended (the “2017 Plan”).

Total share-based compensation consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Share-based compensation expense (forfeiture):
Equity awards	$1,559	$(2,372)
Liability awards	—	—
Total share-based compensation (forfeiture)	1,559	(2,372)
Capitalized share-based compensation	—	—
Total share-based compensation expense (forfeiture)	$1,559	$(2,372)

Note 12 — Income Taxes

Due to our cumulative loss position, we have established a full valuation allowance against our deferred tax assets at March 31, 2023 and December 31, 2022. Due to our full valuation allowance, we have not recorded a provision for federal or state income taxes during either of the three months ended March 31, 2023 or 2022.

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

Other Commitments

On March 6, 2019, Rio Grande entered into a lease agreement (the “Rio Grande Site Lease”) with the Brownsville Navigation District of Cameron County, Texas (“BND”) for the lease by Rio Grande of approximately 984 acres of land situated in Brownsville, Cameron County, Texas for the purposes of constructing, operating, and maintaining (i) a liquefied natural gas facility and export terminal and (ii) gas treatment and gas pipeline facilities.  On April 20, 2022, Rio Grande and the BND amended the Rio Grande Site Lease (the “Rio Grande Site Lease Amendment”) to extend the effective date for commencing the Rio Grande Site Lease to May 6, 2023 (the “Effective Date”).  The Rio Grande Site Lease Amendment further provides that Rio Grande has the right, exercisable in its sole discretion, to extend the effective date for commencing the Rio Grande Site Lease to May 6, 2024, by providing the BND with written notice of its election no later than May 6, 2023.  Rio Grande delivered such written notice on April 24, 2023.

In connection with the Rio Grande Site Lease Amendment, Rio Grande is committed to pay approximately $1.6 million per quarter to the BND through the earlier of the Effective Date and lease commencement.

Legal Proceedings

From time to time the Company may be subject to various claims and legal actions that arise in the ordinary course of business. As of  March 31, 2023, management is not aware of any claims or legal actions that, separately or in the aggregate, are likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows, although the Company cannot guarantee that a material adverse effect will not occur.

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

●	risks related to doing business in and having counterparties in foreign countries;

●	our ability to maintain the listing of our securities on the Nasdaq Capital Market or another securities exchange or quotation medium;

●	changes adversely affecting the businesses in which we are engaged;

●	management of growth;

●	general economic conditions, including inflation and rising interest rates;

●	our ability to generate cash; and

●	the result of future financing efforts and applications for customary tax incentives.

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

Recent Developments

Rio Grande Development Activity

LNG Sale and Purchase Agreements

In January 2023, we entered into a 15-year sale and purchase agreement with Itochu Corporation (“Itochu”) for the supply of 1.0 mtpa of LNG indexed to Henry Hub delivered on a free-on-board basis from the Terminal.

As of May 5, 2023, our portfolio of LNG sales and purchase agreements (“SPAs”) was as follows:

Customer	Volume (mtpa)	Tenor (years)	Delivery Model
Shell NA LNG LLC (“Shell”)	2.0	20	FOB
ENN LNG Singapore Pte Ltd.	2.0	20	FOB
ENGIE S.A.	1.75	15	FOB
China Gas Hongda Energy Trading Co., LTD	1.0	20	FOB
Guangdong Energy Group	1.0	20	Ex Ship
Exxon Mobil LNG Asia Pacific	1.0	20	FOB
Galp Trading S.A.	1.0	20	FOB
Itochu	1.0	15	FOB
Total	10.75	18.7 years weighted average

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

Federal Energy Regulatory Commission (“FERC”) Update

On April 21, 2023, the FERC issued the order on remand (the “Remand Order”) reaffirming the order issued by FERC on November 22, 2019, authorizing the siting, construction and operation of the Rio Grande LNG Terminal (the “Order”).  The Remand Order reaffirmed that the Rio Grande LNG Terminal is not inconsistent with the public interest under the Natural Gas Act section 3.

The Remand Order was issued as a result of the decision of the U.S. Court of Appeals for the District of Columbia dated August 3, 2021, which denied all petitions filed by parties who filed requests for re-hearing of the Order, except for two technical issues dealing with environmental justice and GHG emissions, which were remanded to the FERC for further consideration.

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

On April 20, 2022, Rio Grande and the BND amended the Rio Grande Site Lease (the “Rio Grande Site Lease Amendment”) to extend the effective date for commencing the Rio Grande Site Lease to May 6, 2023.  The Rio Grande Site Lease Amendment further provides that Rio Grande has the right, exercisable in its sole discretion, to extend the effective date for commencing the Rio Grande Site Lease to May 6, 2024 by providing the BND with written notice of its election no later than May 6, 2023.  Rio Grande delivered such written notice on April 24, 2023.

Engineering, Procurement and Construction (“EPC”) Agreements

On March 15, 2023, Rio Grande amended its EPC agreements with Bechtel Energy, Inc. for the construction of the first three trains of the Terminal to extend the price validity under such agreements to June 15, 2023.

NEXT Carbon Solutions Development Activity

Front-end Engineering and Design (“FEED”) Agreement

In May 2022, we entered into an agreement with California Resources Corporation, whereby NEXT Carbon Solutions will perform a FEED study for the post combustion capture and compression of up to 95% of the CO2 produced at the Elk Hills Power Plant.  The FEED study was successfully completed in the first quarter of 2023.  NEXT Carbon Solutions and California Resources Corporation continue to review the FEED results and are engaging in commercial discussions to progress the project.

Financing Activity

Private Placement of Company Common Stock

In February 2023, we sold 5,835,277 shares of Company common stock for gross proceeds of $35 million to HGC NEXT INV LLC and Ninteenth Investment Company, as described in Note 9 - Stockholders' Equity in the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

Near Term Liquidity and Capital Resources

Our consolidated financial statements as of and for the three months ended March 31, 2023 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Based on our balance of cash and cash equivalents of $51.1 million at March 31, 2023, there is substantial doubt about our ability to continue as a going concern within one year after the date that our consolidated financial statements were issued. Our ability to continue as a going concern will depend on managing certain operating and overhead costs and our ability to raise capital through equity, equity-based or debt financings. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty, which could have a material adverse effect on our financial condition.

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

Our primary cash needs have historically been funding development activities in support of the Terminal and our CCS projects, which include payments of initial direct costs of our Rio Grande site lease and expenses in support of engineering and design activities, regulatory approvals and compliance, commercial and marketing activities and corporate overhead. We spent approximately $46.6 million on such development activities during the three months ended March 31, 2023, which we funded through our cash on hand and proceeds from the issuances of equity and equity-based securities. Our capital raising activities since January 1, 2022 have included the following:

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

In February 2023, we sold 5,835,277 shares of Company common stock for $35 million.

Long Term Liquidity and Capital Resources

The Terminal will not begin to operate and generate significant cash flows unless and until the Terminal is operational, which is expected to be at least four years away, and the construction of the Terminal will require a significant amount of capital expenditure. CCS projects will similarly take an extended period of time to develop, construct and become operational and will require significant capital deployment. We currently expect that the long-term capital requirements for the Terminal and any CCS projects will be financed predominately through project financing and proceeds from future debt, equity-based, and equity offerings by us or our subsidiaries, and that construction of the Terminal or any CCS projects would not begin until such financing has been obtained. As a result, our business success will depend, to a significant extent, upon our ability to obtain the funding necessary to construct the Terminal and any CCS projects, to bring them into operation on a commercially viable basis and to finance our staffing, operating and expansion costs during that process. There can be no assurance that we will succeed in securing additional debt and/or equity financing in the future to complete the Terminal or any CCS projects or, if successful, that the capital we raise will not be expensive or dilutive to stockholders. Additionally, if these types of financing are not available, we will be required to seek alternative sources of financing, which may not be available on terms acceptable to us, if at all.

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Operating cash flows	$(23,185)	$(10,194)
Investing cash flows	(23,403)	(3,017)
Financing cash flows	34,940	10,017

Net decrease in cash and cash equivalents	(11,648)	(3,194)
Cash and cash equivalents – beginning of period	62,789	25,552
Cash and cash equivalents – end of period	$51,141	$22,358

Operating Cash Flows

Operating cash outflows during the three months ended March 31, 2023 and 2022 were $23.2 million and $10.2 million, respectively.  The increase in operating cash outflows during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to an increase in employee costs and professional fees paid to consultants as we prepare for a positive FID in the initial phase of the Terminal.

Investing Cash Flows

Investing cash outflows during the three months ended March 31, 2023 and 2022 were $23.4 million and $3.0 million, respectively. Investing cash outflows primarily consist of cash used in the development of the Terminal. The increase in investing cash outflows during the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to increased spend with Bechtel.  During the third quarter of 2022, we issued a limited notice to proceed to Bechtel to begin ramping up its personnel and initiate site preparation work; as a result, investing cash outflows increased relative to the quarterly investing cash outflows during the three months ended March 31, 2022.

Financing Cash Flows

Financing cash inflows during the three months ended March 31, 2023 and 2022 were $34.9 million and $10.0 million, respectively, primarily representing proceeds from the sale of common stock in 2023 and primarily representing proceeds from the sale of Series C Preferred Stock in 2022.

Contractual Obligations

There have been no material changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Results of Operations

The following table summarizes costs, expenses and other income for the periods indicated (in thousands):

	For the Three Months Ended
	March 31,
	2023	2022	Change
Revenues	$—	$—	$—
General and administrative expense	26,271	3,323	22,948
Development expense, net	464	1,545	(1,081)
Lease expense	337	219	118
Depreciation expense	38	47	(9)
Total operating loss	(27,110)	(5,134)	(21,976)
Loss on common stock warrant liabilities	(367)	(6,304)	5,937
Other, net	130	1	129
Net loss attributable to NextDecade Corporation	(27,347)	(11,437)	(15,910)
Preferred stock dividends	(6,700)	(5,754)	(947)
Net loss attributable to common stockholders	$(34,047)	$(17,191)	$(16,857)

Net loss attributable to common stockholders was $34.0 million, or $0.23 per common share (basic and diluted), for the three months ended March 31, 2023 compared to a net loss of $17.2 million, or $0.14 per common share (basic and diluted), for the three months ended March 31, 2022. The $16.9 million increase in net loss was primarily a result of increases in general and administrative expense and preferred stock dividends, partially offset by decreases in loss on common stock warrant liabilities and development expense, net.

General and administrative expense during the three months ended March 31, 2023 increased approximately $22.9 million compared to the same period in 2022 primarily due to an increase in professional fees, employee costs and share-based compensation expense. The primary driver of the increase in share-based compensation expense between periods of $3.9 million was the forfeitures of awards previously granted to certain employees who departed the Company during the prior year period.  The increase in professional fees and employee costs is due to an increase in the average number of employees during the three months ended March 31, 2023 compared to the same period of the prior year as we prepare for a positive FID in the initial phase of the Terminal.

Development expense, net during the three months ended March 31, 2023 and 2022 were $0.5 million and $1.5 million, respectively.  NEXT Carbon Solutions’ preliminary FEED and FEED studies performed on third-party industrial facilities were primarily completed in 2022 and 2021. During the three months ended March 31, 2023, Next Carbon Solutions was primarily focused on completing the FEED study for the Elk Hills Power Plant.

Loss on common stock warrant liabilities for the three months ended March 31, 2023 is primarily due to a decrease in the conversion price of Convertible Preferred Stock and the loss for the three months ended March 31, 2022 is primarily due to an increase in the share price of Company common stock.

Preferred stock dividends for the three months ended March 31, 2023 of $6.7 million consisted of dividends paid-in kind with the issuance of 2,506 additional shares of Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), 2,390 additional shares of Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), and 1,790 additional shares of Series C Preferred Stock, compared to preferred stock dividends of $5.8 million for the three months ended March 31, 2022 that consisted of dividends paid-in kind with the issuance of 2,225, 2,123 and 1,387 additional shares of Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock, respectively.

Summary of Critical Accounting Estimates

The preparation of our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make certain estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. There have been no significant changes to our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective.

During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 1A. Risk Factors

There were no material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table summarizes stock repurchases for the three months ended March 31, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as a Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
January 2023	2,768	$4.73	—	—
February 2023	3,146	6.73	—	—
March 2023	2,963	4.37	—	—

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
3.1

Second Amended and Restated Certificate of Incorporation of NextDecade Corporation, dated July 24, 2017(Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed July 28, 2017).

3.2	Amended and Restated Bylaws of NextDecade Corporation, as amended March 3, 2021(Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 filed June 24, 2022).
3.3

Certificate of Designations of Series A Convertible Preferred Stock, dated August 9, 2018 (Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-3, filed December 20, 2018).

3.4

Certificate of Designations of Series B Convertible Preferred Stock, dated September 28, 2018 (Incorporated by reference to Exhibit 3.4 of the Registrant’s Quarterly Report on Form 10-Q, filed November 9, 2018).

3.5	Certificate of Designations of Series C Convertible Preferred Stock, dated March 17, 2021 (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed March 18, 2021).
3.6	Certificate of Amendment to Certificate of Designations of Series A Convertible Preferred Stock, dated July 12, 2019 (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed July 15, 2019).
3.7	Certificate of Amendment to Certificate of Designations of Series B Convertible Preferred Stock, dated July 12, 2019 (Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed July 15, 2019).
3.8	Certificate of Increase to Certificate of Designations of Series A Convertible Preferred Stock of NextDecade Corporation, dated July 15, 2019 (Incorporated by reference to Exhibit 3.7 of the Registrant's Quarterly Report on Form 10-Q, filed August 6, 2019).
3.9	Certificate of Increase to Certificate of Designations of Series B Convertible Preferred Stock of NextDecade Corporation, dated July 15, 2019 (Incorporated by reference to Exhibit 3.8 of the Registrant’s Quarterly Report on Form 10-Q, filed August 6, 2019).
10.1*+	First Amendment to the Amended and Restated Fixed Price Turnkey Agreement for the Engineering, Procurement, and Construction of Trains 1 and 2 of the Rio Grande Natural Gas Liquefaction Facility.
10.2*+	First Amendment to the Amended and Restated Fixed Price Turnkey Agreement for the Engineering, Procurement, and Construction of Train 3 of the Rio Grande Natural Gas Liquefaction Facility.
10.3*+	Second Amendment to the Amended and Restated Fixed Price Turnkey Agreement for the Engineering, Procurement, and Construction of Train 3 of the Rio Grande Natural Gas Liquefaction Facility.
10.4*	Second Amendment to the Precedent Agreement for Firm Natural Gas Transportation Service for the Rio Bravo Pipeline.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
+	Certain portions of this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTDECADE CORPORATION

Date: May 11, 2023	By:	/s/ Matthew K. Schatzman
Matthew K. Schatzman
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2023	By:	/s/ Brent E. Wahl
Brent E. Wahl
Chief Financial Officer
(Principal Financial Officer)