Form 10-Q
period 2023-06-30
NextDecade Corp.
filed 2023-08-14
CIK 1612720

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 10, 2023 the issuer had 241,428,210 shares of common stock outstanding.

NEXTDECADE CORPORATION

FORM 10-Q FOR THE QUARTER ENDED June 30, 2023

Organizational Structure

The following diagram depicts our abbreviated organizational structure with references to the names of certain entities discussed in this Quarterly Report on Form 10-Q.

Unless the context requires otherwise, references to “NextDecade,” the “Company,” “we,” “us” and “our” refer to NextDecade Corporation (NASDAQ: NEXT) and its consolidated subsidiaries, and references to “Rio Grande” refer to Rio Grande LNG, LLC and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NextDecade Corporation

Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$40,012	$62,789
Prepaid expenses and other current assets	13,328	1,149
Total current assets	53,340	63,938
Property, plant and equipment, net	266,427	218,646
Operating lease right-of-use assets, net	951	1,474
Other non-current assets, net	32,068	28,372
Total assets	$352,786	$312,430

Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable	$12,815	$1,084
Accrued liabilities and other current liabilities	19,762	23,184
Current common stock warrant liabilities	8,702	—
Current derivative liability	3,395	—
Current operating lease liabilities	634	1,093
Total current liabilities	45,308	25,361
Non-current common stock warrant liabilities	3,910	6,790
Non-current operating lease liabilities	331	465
Non-current derivative liability	84,055	—
Other non-current liabilities	23,000	23,000
Total liabilities	156,604	55,616

Commitments and contingencies (Note 13)

Series A Convertible Preferred Stock, $1,000 per share liquidation preference; Issued and outstanding: 87,978 shares and 82,948 shares at June 30, 2023 and December 31, 2022, respectively	78,056	73,026
Series B Convertible Preferred Stock, $1,000 per share liquidation preference ; Issued and outstanding: 84,037 shares and 79,239 shares at June 30, 2023 and December 31, 2022, respectively	78,206	73,408
Series C Convertible Preferred Stock, $1,000 per share liquidation preference; Issued and outstanding: 62,959 shares and 59,366 shares at June 30, 2023 and December 31, 2022, respectively	59,602	56,009
Stockholders’ equity (deficit)
Common stock, $0.0001 par value Authorized: 480.0 million shares at June 30, 2023 and December 31, 2022; Issued and outstanding: 157.5 million shares and 143.5 million shares at June 30, 2023 and December 31, 2022, respectively	16	14
Treasury stock: 1,003,174 shares and 991,089 shares at June 30, 2023 and December 31, 2022, respectively, at cost	(4,657)	(4,587)
Preferred stock, $0.0001 par value Authorized: 0.5 million, after designation of the Convertible Preferred Stock Issued and outstanding: none at June 30, 2023 and December 31, 2022	—	—
Additional paid-in-capital	362,735	289,084
Accumulated deficit	(377,776)	(230,140)
Total stockholders’ equity (deficit)	(19,682)	54,371
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$352,786	$312,430

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues	$—	$—	$—	$—
Operating expenses
General and administrative expense	26,795	11,293	53,067	14,616
Development expense, net	418	1,193	882	2,738
Lease expense	325	290	662	509
Depreciation expense	38	42	75	89
Total operating expenses	27,576	12,818	54,686	17,952
Total operating loss	(27,576)	(12,818)	(54,686)	(17,952)
Other income (expense)
(Loss) gain on common stock warrant liabilities	(5,455)	1,886	(5,822)	(4,418)
Derivative loss	(87,450)	—	(87,450)	—
Other, net	192	20	322	21
Total other expense	(92,713)	1,906	(92,950)	(4,397)
Net loss attributable to NextDecade Corporation	(120,289)	(10,912)	(147,636)	(22,349)
Preferred stock dividends	(6,754)	(5,774)	(13,454)	(11,529)
Net loss attributable to common stockholders	$(127,043)	$(16,686)	$(161,090)	$(33,878)

Net loss per common share - basic and diluted	$(0.84)	$(0.13)	$(1.08)	$(0.27)

Weighted average shares outstanding - basic and diluted	150,933	126,314	148,943	123,835

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation

Consolidated Statement of Stockholders’ Equity and Convertible Preferred Stock

(in thousands)

(unaudited)

	For the Three Months Ended June 30, 2023
	Common Stock		Treasury Stock				Total	Series A	Series B	Series C
		Par			Additional		Stockholders’	Convertible	Convertible	Convertible
		Value			Paid-in	Accumulated	Equity	Preferred	Preferred	Preferred
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Stock	Stock	Stock
Balance at March 31, 2023	149,431	$15	1,000	$(4,634)	$318,942	$(257,487)	$56,836	$75,532	$75,798	$57,799
Share-based compensation	—	—	—	—	10,561	—	10,561	—	—	—
Restricted stock vesting	40	—	—	—	—	—	—	—	—	—
Shares repurchased related to share-based compensation	(3)	—	3	(23)	—	—	(23)	—	—	—
Issuance of common stock, net	8,026	1	—	—	39,986	—	39,987	—	—	—
Preferred stock dividends	—	—	—	—	(6,754)	—	(6,754)	2,524	2,408	1,803
Net income	—	—	—	—	—	(120,289)	(120,289)	—	—	—
Balance at June 30, 2023	157,494	$16	1,003	$(4,657)	$362,735	$(377,776)	$(19,682)	$78,056	$78,206	$59,602

	For the Six Months Ended June 30, 2023
	Common Stock		Treasury Stock				Total	Series A	Series B	Series C
		Par			Additional		Stockholders’	Convertible	Convertible	Convertible
		Value			Paid-in	Accumulated	Equity	Preferred	Preferred	Preferred
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Stock	Stock	Stock
Balance at December 31, 2022	143,549	$14	991	$(4,587)	$289,084	$(230,140)	$54,371	$73,026	$73,408	$56,009
Share-based compensation	—	—	—	—	12,120	—	12,120	—	—	—
Restricted stock vesting	96	—	—	—	—	—	—	—	—	—
Shares repurchased related to share-based compensation	(12)	—	12	(70)	—	—	(70)	—	—	—
Issuance of common stock, net	13,861	2	—	—	74,985	—	74,987	—	—	—
Preferred stock dividends	—	—	—	—	(13,454)	—	(13,454)	5,030	4,798	3,593
Net loss	—	—	—	—	—	(147,636)	(147,636)	—	—	—
Balance at June 30, 2023	157,494	$16	1,003	$(4,657)	$362,735	$(377,776)	$(19,682)	$78,056	$78,206	$59,602

The accompanying notes are an integral part of these unaudited consolidated financial statements.

	For the Three Months Ended June 30, 2022
	Common Stock		Treasury Stock					Series A	Series B	Series C
		Par			Additional		Total	Convertible	Convertible	Convertible
		Value			Paid-in	Accumulated	Stockholders’	Preferred	Preferred	Preferred
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Stock	Stock	Stock
Balance at March 31, 2022	121,554	$12	541	$(1,779)	$183,138	$(181,506)	(135)	$66,016	$66,725	$51,230
Share-based compensation	—	—	—	—	2,886	—	2,886	—	—	—
Restricted stock vesting	762	—	—	—	—	—	—	—	—	—
Shares repurchased related to share-based compensation	(201)	—	201	(1,288)	—	—	(1,288)	—	—	—
Issuance of Series C Convertible Preferred Stock	4,618	1	—	—	29,935	—	29,936	—	—	—
Exercise of common stock warrants	521	—	—	—	3,564	—	3,564
Preferred stock dividends	—	—	—	—	(5,774)	—	(5,774)	2,243	2,138	1,374
Net loss	—	—	—	—	—	(10,912)	(10,912)	—	—	—
Balance at June 30, 2022	127,254	$13	742	$(3,067)	$213,749	$(192,418)	$18,277	$68,259	$68,863	$52,604

	For the Six Months Ended June 30, 2022
	Common Stock		Treasury Stock					Series A	Series B	Series C
		Par			Additional		Total	Convertible	Convertible	Convertible
		Value			Paid-in	Accumulated	Stockholders’	Preferred	Preferred	Preferred
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Stock	Stock	Stock
Balance at December 31, 2021	120,838	$12	346	$(1,315)	$191,264	$(170,069)	19,892	$63,791	$64,602	$40,007
Share-based compensation	—	—	—	—	515	—	515	—	—	—
Restricted stock vesting	1,673	—	—	—	—	—	—	—	—	—
Shares repurchased related to share-based compensation	(396)	—	396	(1,752)	—	—	(1,752)	—	—	—
Issuance of common stock, net	4,618	1	—	—	29,935	—	29,936	—	—	—
Exercise of common stock warrants	521	—	—	—	3,564	—	3,564	—	—	—
Issuance of Series C Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	9,836
Preferred stock dividends	—	—	—	—	(11,529)	—	(11,529)	4,468	4,261	2,761
Net loss	—	—	—	—	—	(22,349)	(22,349)	—	—	—
Balance at June 30, 2022	127,254	$13	742	$(3,067)	$213,749	$(192,418)	$18,277	$68,259	$68,863	$52,604

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2023	2022
Operating activities:
Net loss attributable to NextDecade Corporation	$(147,636)	$(22,349)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	75	89
Share-based compensation expense	12,340	515
Loss on common stock warrant liabilities	5,822	4,418
Derivative loss	87,450	—
Amortization of right-of-use assets	523	330
Amortization of other non-current assets	—	354
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(51)	(166)
Accounts payable	309	432
Operating lease liabilities	(593)	(266)
Accrued expenses and other liabilities	557	(832)
Net cash used in operating activities	(41,204)	(17,475)
Investing activities:
Acquisition of property, plant and equipment	(52,953)	(2,602)
Acquisition of other non-current assets	(3,518)	(3,608)
Net cash used in investing activities	(56,471)	(6,210)
Financing activities:
Proceeds from sale of Series C Convertible Preferred Stock	—	10,500
Proceeds from sale of common stock	75,000	30,000
Equity issuance costs	—	(76)
Preferred stock dividends	(32)	(39)
Shares repurchased related to share-based compensation	(70)	(1,752)
Net cash provided by financing activities	74,898	38,633
Net (decrease) increase in cash and cash equivalents	(22,777)	14,948
Cash and cash equivalents – beginning of period	62,789	25,552
Cash and cash equivalents – end of period	$40,012	$40,500

Non-cash investing activities:
Accounts payable for acquisition of property, plant and equipment	$7,066	$777
Accrued liabilities for acquisition of property, plant and equipment	—	1,227
Accrued liabilities for acquisition of other non-current assets	457	—
Non-cash financing activities:
Paid-in-kind dividends on Convertible Preferred Stock	13,421	11,490
Accounts payable for debt and equity issuance costs	4,473	—
Accrued liabilities for debt and equity issuance costs	7,627	9

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation

Notes to Consolidated Financial Statements

(unaudited)

Note 1 — Background and Basis of Presentation

NextDecade Corporation (“we” or the “Company”) engages in development activities related to the liquefaction and sale of liquefied natural gas (“LNG”) and the capture and storage of CO2 emissions. We have focused our development activities on the Rio Grande LNG terminal facility at the Port of Brownsville in southern Texas (the “Terminal”), a carbon capture and storage project at the Terminal (the “Terminal CCS project”) and other carbon capture and storage projects (“CCS projects”) with third-party industrial source facilities.

In July 2023, we commenced construction on the first three liquefaction trains and related common facilities (“Phase 1”) of the Terminal following a final investment decision (“FID”) and the closing of project financing by our subsidiary, Rio Grande LNG, LLC (“Rio Grande”). In connection with and subsequent to FID, the Company and Rio Grande entered into a number of transactions that are described in Note 16 – Subsequent Events. These consolidated financial statements and the notes thereto should be read in conjunction with Note 16 – Subsequent Events.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2022. In our opinion, all adjustments, consisting only of normal recurring items, which are considered necessary for a fair presentation of the unaudited consolidated financial statements, have been included. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the operating results for the full year.

Certain reclassifications have been made to conform prior period information to the current presentation.  The reclassifications did not have a material effect on the Company's financial position, results of operations or cash flows.

The Company has incurred operating losses since its inception and management expects operating losses and negative cash flows to continue for the foreseeable future and, as a result, the Company will require additional capital to fund its operations and execute its business plan. As of June 30, 2023, the Company had $40.0 million in cash and cash equivalents, which may not be sufficient to fund the Company's planned operations and development activities for future phases of the Terminal and CCS projects through one year after the date the consolidated financial statements are issued.  In addition, the Company has a remaining commitment to invest approximately $69.4 million into the construction of Phase 1 of the Terminal following the FID on Phase 1 of the Terminal, which was announced by the Company on July 12, 2023.  As disclosed in Note 10 - Stockholders' Equity, the Company is party to an agreement to sell shares of its common stock for approximately $70 million, subject to the approval of the Company’s stockholders.  Accordingly, there is substantial doubt about the Company's ability to continue as a going concern. The analysis used to determine the Company's ability to continue as a going concern does not include cash sources outside of the Company's direct control that management expects to be available within the next twelve months.

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

Note 2 — Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Prepaid subscriptions	$578	$423
Prepaid insurance	157	619
Prepaid marketing and sponsorships	246	—
Debt and equity issuance costs	12,088	—
Other	259	107
Total prepaid expenses and other current assets	$13,328	$1,149

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

Pursuant to the VCP Precedent Agreement, VCP agreed to provide Rio Grande Gas Supply with natural gas transportation services on the Valley Crossing Pipeline in a quantity sufficient to match the commissioning requirements of each proposed liquefaction train of the Terminal. VCP’s obligation to construct, install, own, operate and maintain the necessary interconnection to the Terminal and the Pipeline is conditioned on its receipt, no later than December 31, 2024, of notice that Rio Grande Gas Supply or its affiliate has issued a full notice to proceed to the EPC Contractor for the construction of the Terminal. VCP will be responsible, at its sole cost and expense, to construct, install, own, operate and maintain the tap, riser and valve facilities (the “VCP Transporter Facilities”), which shall connect to Rio Grande Gas Supply’s custody transfer meter and such other facilities as necessary in order for the Terminal to receive gas from the VCP Transporter Facilities (the “Rio Grande Gas Supply Facilities”). Rio Grande Gas Supply will be responsible, at its sole cost and expense, to construct, install, own, operate and maintain the Rio Grande Gas Supply Facilities. Under the VCP Precedent Agreement, in consideration for the provision of the commissioning transportation services, VCP will be remunerated on the same dollar-per-dekatherm, take-or-pay basis as set forth in the RBPL Precedent Agreement for the duration of such commissioning services, all in compliance with the federal and state authorizations associated with the Valley Crossing Pipeline.

If Rio Grande or its affiliate fails to issue a full notice to proceed to the EPC Contractor on or prior to December 31, 2024, Buyer has the right to sell the Equity Interests back to NextDecade LLC and NextDecade LLC has the right to repurchase the Equity Interests from Buyer, in each case at a price not to exceed $23 million. Accordingly, the proceeds from the sale of the Equity Interests and additional costs incurred by Buyer are presented as a non-current liability and the assets of Rio Bravo have not been de-recognized in the consolidated balance sheet at June 30, 2023.

Note 4 — Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Fixed Assets
Computers	$779	$780
Furniture, fixtures, and equipment	610	610
Leasehold improvements	101	101
Total fixed assets	1,490	1,491
Less: accumulated depreciation	(1,081)	(1,006)
Total fixed assets, net	409	485
Project Assets (not placed in service)
Terminal	245,001	197,144
Pipeline	21,017	21,017
Total Terminal and Pipeline assets	266,018	218,161
Total property, plant and equipment, net	$266,427	$218,646

Depreciation expense was $38 thousand and $42 thousand for the three months ended  June 30, 2023 and 2022, respectively, and $75 thousand and $89 thousand for the six months ended  June 30, 2023 and 2022, respectively.

Note 5 — Derivatives

In June 2023, with the expectation of entering into definitive debt facilities shortly thereafter to pay for a portion of the costs of constructing and placing into service Phase 1 of the Terminal, Rio Grande entered into contingent interest rate swaps (“Contingent Interest Rate Swaps”) to protect against interest rate volatility of future cash flows and hedge a portion of the expected floating-rate interest payments that would be provided for in such debt facilities.  At execution, the Contingent Interest Rate Swaps were conditional upon certain conditions including reaching a positive FID to commence construction of Phase 1 of the Terminal.  As of June 30, 2023, Rio Grande has the following Contingent Interest Rate Swaps outstanding (in thousands):

Initial Notional Amount	Maximum Notional Amount	Maturity	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
$86,000	$5,905,000	March 28, 2049	3.2%	USD - SOFR

The Contingent Interest Rate Swaps are not designated as cash flow hedging instruments, and changes in fair value are recorded within our Consolidated Statements of Operations.

The Company values the Contingent Interest Rate Swaps using valuations based on the initial trade prices.  Using an income-based approach, subsequent valuations are based on observable inputs to the valuation model including interest rate curves, risk adjusted discount rates, credit spreads and other relevant data.  The fair value of the Contingent Interest Rate Swaps is approximately $(87.5) million as of June 30, 2023, and is classified as Level 2 in the fair value hierarchy.

Note 6 — Leases

Our leased assets consist of office space.

Operating lease right-of-use assets are as follows (in thousands):

	June 30,	December 31,
	2023	2022
Office leases	$951	$1,474
Total operating lease right-of-use assets, net	$951	$1,474

Operating lease liabilities are as follows (in thousands):

	June 30,	December 31,
	2023	2022
Office leases	$634	$1,093
Total current lease liabilities	$634	$1,093
Non-current office leases	331	465
Total lease liabilities	$965	$1,558

Operating lease expense is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Office leases	$300	$221	$609	$378
Total operating lease expense	300	221	609	378
Short-term lease expense	25	69	53	131
Total lease expense	$325	$290	$662	$509

Maturity of operating lease liabilities as of June 30, 2023 are as follows (in thousands, except lease term and discount rate):

2023 (remaining)	$652
2024	270
2025	248
2026	—
2027	—
Thereafter	—
Total undiscounted lease payments	1,170
Discount to present value	(205)
Present value of lease liabilities	$965

Weighted average remaining lease term - years	1.9
Weighted average discount rate - percent	12.0

Other information related to our operating leases is as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities:
Cash flows from operating activities	$593	$288
Noncash right-of-use assets recorded for operating lease liabilities:
In exchange for new operating lease liabilities during the period	—	1,332

Note 7 — Other Non-Current Assets

Other non-current assets consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Permitting costs(1)	$9,006	$8,540
Rio Grande Site Lease initial direct costs	22,877	19,647
Deposits and other	185	185
Total other non-current assets, net	$32,068	$28,372

(1)

Permitting costs primarily represent costs incurred in connection with permit applications to the United States Army Corps of Engineers and the U.S. Fish and Wildlife Service for mitigation measures for potential impacts to wetlands and habitat that may be caused by the construction of the Terminal.

Note 8 — Accrued Liabilities and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Employee compensation expense	$4,877	$6,650
Terminal costs	—	12,046
Debt and equity issuance costs	7,627	—
Permitting costs	457	279
Accrued legal services	5,990	3,124
Share-based compensation liability	403	182
Other accrued liabilities	408	903
Total accrued liabilities and other current liabilities	$19,762	$23,184

Note 9 – Preferred Stock and Common Stock Warrants

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

The shares of Convertible Preferred Stock bear dividends at a rate of 12% per annum, which are cumulative and accrue daily from the respective dates of issuance on the $1,000 stated value per share. Such dividends are payable quarterly and may be paid in cash or in-kind. During the six months ended June 30, 2023 and 2022, the Company paid-in-kind $13.4 million and $11.5 million of dividends, respectively, to the holders of the Convertible Preferred Stock.  On July 13, 2023, the Company declared dividends to the holders of the Convertible Preferred Stock as of the close of business on June 15, 2023.  On July 17, 2023, the Company paid-in-kind $7.0 million of dividends to the holders of the Convertible Preferred Stock.

As of June 30, 2023, shares of Series A Preferred Stock and Series B Preferred Stock were convertible into shares of Company common stock at a conversion price of approximately $5.00 per share and $5.05 per share, respectively, and shares of Series C Preferred Stock were convertible into shares of Company common stock at a weighted average conversion price of approximately $2.73 per share.

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

Common Stock Warrants

The Company issued warrants exercisable to purchase Company common stock in connection with its issuances of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock (collectively, the “Common Stock Warrants”).  The Company revalues the Common Stock Warrants at each balance sheet date and recognized a loss of $5.5 million and a gain of $1.9 million during the three months ended June 30, 2023 and 2022, respectively, and losses of $5.8 million and $4.4 million for the six months ended June 30, 2023 and 2022, respectively. The Common Stock Warrant liabilities are included in Level 3 of the fair value hierarchy.

The assumptions used in the Monte Carlo simulation model to estimate the fair value of the Common Stock Warrants are as follows:

	June 30,	December 31,
	2023	2022
Stock price	$8.21	$4.94
Exercise price	$0.01	$0.01
Risk-free rate	5.0%	4.6%
Volatility	46.7%	52.5%
Term (years)	1.0	1.5

Note 10 — Stockholders' Equity

Common Stock Purchase Agreement

On  February 3, 2023, the Company entered into a common stock purchase agreement (the “Stock Purchase Agreement”) for a private placement (the “Private Placement”) with HGC NEXT INV LLC and Ninteenth Investment Company LLC (the “Purchasers”), pursuant to which the Company sold an aggregate of 5,835,277 shares of the Company common stock at a purchase price of $5.998 per share, representing the average closing trading price of the Company common stock for the five trading days immediately preceding signing the Stock Purchase Agreement, for an aggregate purchase price of $35.0 million.

On June 13, 2023, the Company entered into a common stock purchase agreement for three private placements (the “TTE Private Placement”) with Global LNG North America Corp., an affiliate of TotalEnergies SE (the “TTE Member”), pursuant to which the Company agreed to sell (i) 8,026,165 shares (the “Tranche 1 Shares”) of Company common stock at a purchase price of $4.9837 per share, for an aggregate purchase price of $40.0 million, (ii) promptly after conversion of the Convertible Preferred Stock, 22,072,103 shares (the “Tranche 2 Shares”) of Company common stock, at a purchase price of $4.9837 per share, for an aggregate purchase price of $110.0 million, and (iii) promptly after, and conditioned upon, receipt of approval of the Company’s stockholders, a number of shares of Company common stock such that, following the conversion of the Convertible Preferred Stock, the TTE Purchaser will own, when including the Tranche 1 Shares and Tranche 2 Shares, an aggregate of 17.5% of the Company common stock then-outstanding (the “Tranche 3 Shares” and together with the Tranche 1 Shares and Tranche 2 Shares, the “Shares”), for an aggregate purchase price of $69.4 million.  On June 14, 2023, the Company closed the sale of the Tranche 1 Shares.

Note 11 — Net Loss Per Share

The following table (in thousands, except for loss per share) reconciles basic and diluted weighted average common shares outstanding for each of the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Weighted average common shares outstanding:
Basic	150,933	126,314	148,943	123,835
Dilutive unvested stock, convertible preferred stock, Common Stock Warrants and IPO Warrants	—	—	—	—
Diluted	150,933	126,314	148,943	123,835

Basic and diluted net loss per share attributable to common stockholders	$(0.84)	$(0.13)	$(1.08)	$(0.27)

Potentially dilutive securities not included in the diluted net loss per share computations because their effect would have been anti-dilutive were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Unvested stock and stock units (1)	2,014	1,981	2,033	1,666
Convertible preferred stock	57,039	41,725	56,239	40,159
Common Stock Warrants	1,448	1,474	1,414	1,463
IPO Warrants (2)	—	12,082	—	12,082
Total potentially dilutive common shares	60,501	57,262	59,686	55,370

(1)	Includes the impact of unvested shares containing performance conditions to the extent that the underlying performance conditions are satisfied based on actual results as of the respective dates.

(2)	The IPO Warrants were issued in connection with our initial public offering in 2015 and expired on July 24, 2022.

Note 12 — Share-based Compensation

We have granted shares of Company common stock, restricted Company common stock and restricted stock units to employees, consultants and non-employee directors under our 2017 Omnibus Incentive Plan, as amended (the “2017 Plan”).

Total share-based compensation consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Share-based compensation expense:
Equity awards	$10,561	$2,886	$12,120	$515
Liability awards	220	—	220	—
Total share-based compensation expense	$10,781	$2,886	$12,340	$515

Note 13 — Income Taxes

Due to our cumulative loss position, we have established a full valuation allowance against our deferred tax assets at June 30, 2023 and December 31, 2022. Due to our full valuation allowance, we have not recorded a provision for federal or state income taxes during either of the six months ended June 30, 2023 or 2022.

Note 14 — Commitments and Contingencies

Obligation under LNG Sale and Purchase Agreement

In March 2019, Rio Grande entered into a 20-year sale and purchase agreement (the “SPA”) with Shell NA LNG LLC (“Shell”) for the supply of approximately two million tonnes per annum of liquefied natural gas from the Terminal. Pursuant to the SPA, Shell will purchase LNG on a free-on-board (“FOB”) basis starting from the date the first liquefaction train of the Terminal that is commercially operable, with approximately three-quarters of the purchased LNG volume indexed to Brent and the remaining volume indexed to domestic United States gas indices, including Henry Hub.

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

Legal Proceedings

From time to time the Company may be subject to various claims and legal actions that arise in the ordinary course of business. As of  June 30, 2023, management is not aware of any claims or legal actions that, separately or in the aggregate, are likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows, although the Company cannot guarantee that a material adverse effect will not occur.

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

Note 16 — Subsequent Events

FID Equity Transactions

On July 12, 2023, the Company made a positive FID to construct Phase 1 of the Terminal. In conjunction with FID, Rio Grande LNG Intermediate Super Holdings, LLC, an indirect subsidiary of the Company (the “NextDecade Member”), entered into an amended and restated limited liability company agreement (the “JV Agreement”) of Rio Grande LNG Intermediate Holdings, LLC (“Intermediate Holdings”), and the other members party thereto.  Following such transactions, Intermediate Holdings indirectly wholly owns Rio Grande, which will own Phase 1 of the Terminal.  The members of Intermediate Holdings, including the NextDecade Member, committed to fund $6.2 billion in aggregate to Intermediate Holdings.  The NextDecade Member committed to fund cash contributions of approximately $283 million to Intermediate Holdings, including approximately $125 million in contributions paid before FID, and as of the date of issuance of these financial statements, NextDecade Member has a remaining equity commitment of approximately $69.4 million.

 Except for the Member Reserved Matters, as defined below, the affairs of Intermediate Holdings will otherwise be managed by a board of managers (the “Intermediate Holdings Board”). The Intermediate Holdings Board will be composed of up to four managers appointed by the NextDecade Member (the “Class A Managers”), including one Class A Manager designated by the TTE Member, and managers appointed by members holding a minimum percentage of the Class B limited liability company interests in Intermediate Holdings (the “Class B Managers”). Approval of any matter by the Intermediate Holdings Board will require the consent of a majority of the Class A Managers voting on the matter and Class B Managers representing a majority of the Class B limited liability company interests in Intermediate Holdings for such matter, as applicable; provided that (i) certain specified “qualified matters,” “supermajority matters,” and “unanimous matters” are reserved to the approval of the members of Intermediate Holdings (the “Member Reserved Matters”) holding a requisite percentage of the applicable classes of limited liability company interests in Intermediate Holdings, and (ii) related party transactions will be subject to approval in accordance with the procedures specified in the JV Agreement.

FID Debt Transactions

On July 12, 2023, Rio Grande entered into a Credit Agreement (the “CD Credit Agreement”) that provides for the following facilities:

●

A construction/term loan in an amount up to $10.3 billion available to finance partially the design, engineering, development, procurement, construction, installation, testing, completion, ownership, operation and maintenance of Phase 1, to pay certain fees and expenses associated with the CD Credit Agreement and the loans made thereunder, and to fund the debt service reserve account relating thereto, up to an amount equal to six months of scheduled debt service; and

●	a revolving loan and letter of credit facility in an amount up to $500 million available to Rio Grande to finance certain working capital requirements of Rio Grande.

On July 12, 2023, Rio Grande entered into a TCF Credit Agreement (the “TCF Credit Agreement” and together with the CD Credit Agreement, the “Credit Agreements”) that provides for a two-tranche construction/term loan facility in an aggregate amount up to $800 million available to Rio Grande to partially finance the design, engineering, development, procurement, construction, installation, testing, completion, ownership, operation and maintenance of Phase 1, to pay certain fees and expenses associated with the TCF Credit Agreement and the loans made thereunder, and to fund the debt service reserve account relating thereto, up to an amount equal to six months of scheduled debt service. TotalEnergies Holdings SAS (“Total Holdings”) agreed to provide contingent credit support to the lenders under the TCF Credit Agreement pursuant to, and subject to the terms and conditions of, a support agreement entered into at closing, pursuant to which Total Holdings agreed that it will pay past due amounts owing from Rio Grande under the TCF Credit Agreement upon demand.

On July 12, 2023, Rio Grande entered into a Note Purchase Agreement through which it sold $700 million of 6.67% Secured Senior Notes due 2033 (the “Notes”).  The Notes were issued pursuant to an indenture between Rio Grande and Wilmington Trust, National Association as trustee and accrue interest that is payable semi-annually in cash on March 30 and September 30 each year, beginning on September 30, 2023.

Effective July 12, 2023, Rio Grande amended the Contingent Interest Rate Swaps disclosed in Note 5 - Derivatives and executed additional interest rate swaps to protect against interest rate volatility and hedge a portion of the floating-rate interest payments provided for under the Credit Agreements.  As a result of amending the Contingent Interest Rate Swaps, the derivative liability of $110.9 million at June 30, 2023 was reversed in July 2023 upon amendment.  Effective July 12, 2023, Rio Grande has the following Interest Rate Swaps outstanding (in thousands):

Initial Notional Amount	Maximum Notional Amount	Maturity	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
$123,000	$8,500,000	July 12, 2030	3.4%	USD - SOFR

Following completion of the transactions set forth above, on July 12, 2023, Rio Grande issued a final notice to proceed to Bechtel Energy, Inc. under the EPC agreements for Phase 1 at the Terminal.

On July 12, 2023, Rio Grande commenced its site lease with the Brownsville Navigation District for the 984 acres on which Phase 1 of the Terminal will be constructed. Refer to Note 14 - Commitments and Contingencies for further information on the Rio Grande Site Lease.

On July 17, 2023, the Company completed its sale of the Equity Interests in the Rio Bravo Pipeline Company, LLC to Buyer.  As part of the completion of the sale, the Company received the remaining $4.4 million of purchase price, and de-recognized the assets of Rio Bravo as well as the non-current liability associated with the Buyer option to put the Equity Interests back to NextDecade LLC.  Refer to Note 3 - Sale of Equity Interests in Rio Bravo for further information.

Conversion of Convertible Preferred Stock, Issuance of Common Stock

The Convertible Preferred Stock converted into approximately 59.5 million shares of common stock on July 26, 2023. Refer to Note 9 - Convertible Preferred Stock and Common Stock Warrants for further information on the Convertible Preferred Stock.

On July 27, 2023 the second tranche of the TTE Private Placement discussed in Note 10 - Stockholders' Equity closed, pursuant to which the Company sold 22,072,103 shares of common stock at a price of $4.9837 per share for a purchase price of approximately $110 million to the TTE Member.

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

Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ from those expressed in our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements are subject to change and inherent risks and uncertainties, including those described in the section titled “Risk Factors” in our most recent Annual Report on Form 10-K as supplemented by Item 1A of this Quarterly Report on Form 10-Q. You should consider our forward-looking statements in light of a number of factors that may cause actual results to vary from our forward-looking statements including, but not limited to:

●

our progress in the development of our liquefied natural gas (“LNG”) liquefaction and export project and any carbon capture and storage projects (“CCS projects”) we may develop and the timing of that progress;

●	the timing and cost of the development, construction and operation of the first three liquefaction trains and related common facilities (“Phase 1”) of the multi-plant integrated natural gas and liquefaction and LNG export terminal facility to be located at the Port of Brownsville in southern Texas (the “Terminal”);

●	the availability and frequency of cash distributions available to us from our joint venture owning Phase 1 of the Terminal;

●	the timing and cost of the development of Trains 4 and 5 at the Terminal;

●	the ability to generate sufficient cash flow to satisfy Rio Grande's significant debt service obligations or to refinance such obligations ahead of their maturity;

●	restrictions imposed by Rio Grande's debt agreements that limit flexibility in operating its business;

●	increases in interest rates governing Rio Grande's variable rate indebtedness increasing the cost of servicing Rio Grande's substantial indebtedness;

●	our reliance on third-party contractors to successfully complete the Terminal, the pipeline to supply gas to the Terminal and any CCS projects we develop;

●	our ability to develop our NEXT Carbon Solutions business through implementation of our CCS projects;

●	our ability to secure additional debt and equity financing in the future, including any refinancing of outstanding indebtedness, on commercially acceptable terms and to continue as a going concern;

●	the accuracy of estimated costs for the Terminal and CCS projects;

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

Overview

NextDecade Corporation engages in development and construction activities related to the liquefaction and sale of LNG and the capture and storage of CO2 emissions.  In July 2023, Rio Grande commenced construction on Phase 1 of the Terminal following a final investment decision (“FID”) and the closing of project financing by our subsidiary, Rio Grande LNG, LLC (“Rio Grande”) , which will own Phase 1 of the Terminal. We have also undertaken and continue to undertake various initiates to evaluate, design and engineer a carbon capture and storage (“CCS”) project at the Terminal and other CCS projects that would be hosted at industrial source facilities.

Unless the context requires otherwise, references to “NextDecade,” “the Company,” “we,” “us,” and “our” refer to NextDecade Corporation and its consolidated subsidiaries, and references to “Rio Grande” refer to Rio Grande LNG, LLC and its subsidiaries.

.

Recent Developments

Rio Grande Development Activity

Overview

On July 12, 2023, the Company announced a positive FID to construct Phase 1 of the Terminal and Rio Grande issued a final notice to proceed to Bechtel Energy Inc. under the EPC agreements for Phase 1. In connection therewith, Rio Grande LNG Intermediate Super Holdings, LLC, our wholly owned subsidiary (the “NextDecade Member”) entered into a joint venture agreement with third-party equity partners to own Rio Grande.  Rio Grande also entered into and closed senior secured non-recourse bank credit facilities and a senior secured non-recourse private notes offering, which will be used, along with the equity capital commitments of our equity partners and the NextDecade Member, to fund the development, construction and operation of Phase 1.

LNG Sale and Purchase Agreements

In June 2023, Rio Grande entered into a 20-year sale and purchase agreement with TotalEnergies SE (“TotalEnergies”) for the supply of 5.4 mtpa of LNG indexed to Henry Hub delivered on a free-on-board basis from the Terminal.

As of August 10, 2023, Rio Grande’s portfolio of LNG sales and purchase agreements (“SPAs”) was as follows:

Customer	Volume (mtpa)	Tenor (years)	Delivery Model
TotalEnergies	5.4	20	FOB
Shell NA LNG LLC (“Shell”)	2.0	20	FOB
ENN LNG Singapore Pte Ltd.	2.0	20	FOB
ENGIE S.A.	1.75	15	FOB
China Gas Hongda Energy Trading Co., LTD	1.0	20	FOB
Guangdong Energy Group	1.0	20	Ex Ship
Exxon Mobil LNG Asia Pacific	1.0	20	FOB
Galp Trading S.A.	1.0	20	FOB
Itochu	1.0	15	FOB
Total	16.15	19.2 years weighted average

In the first quarter of 2020, the SPA with Shell became effective upon the conditions precedent in such SPA being satisfied or waived.  The SPA obligates Rio Grande to deliver the contracted volumes of LNG to Shell at the FOB delivery point, subject to the first liquefaction train at the Terminal becoming commercially operable.

Each of Rio Grande’s other SPAs became effective in July 2023 upon a positive FID to construct Phase 1 of the Terminal.

Engineering, Procurement and Construction (“EPC”) Agreements

On May 18, 2023, Rio Grande amended its EPC agreements with Bechtel Energy, Inc. for the construction of the first three trains of the Terminal to extend the price validity under such agreements to July 15, 2023.

On July 12, 2023, Rio Grande issued a final notice to proceed to Bechtel Energy Inc. under the EPC agreements for Phase 1. The final EPC lump-sum contract pricing for Phase 1 was approximately $11.96 billion at FID. The commercial operation date for the first train of Phase 1 is expected to occur in 2027.

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

On May 22, 2023, Vecinos para el Bienestar de la Comunidad Costera, Sierra Club, City of Port Isabel and the Carrizo/Comecrudo Tribe of Texas filed a joint request for rehearing of the Order on Remand.  The request for rehearing was denied by operation of law on June 22, 2023.  On July 10, 2023 the Petitioners petitioned the D.C. Circuit for review of the Order on Remand.  Consistent with federal appellate practice, the petition for review does not include any arguments by the Petitioners.  The petition only initiates the appeal process.

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

On July 12, 2023, Rio Grande commenced the Rio Grande Site Lease.

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

Financing Activity

Private Placement of Company Common Stock

In February 2023, we sold 5,835,277 shares of Company common stock for gross proceeds of $35 million to HGC NEXT INV LLC and Ninteenth Investment Company.

On June 13, 2023, we entered into a common stock purchase agreement for three private placements (the “TTE Private Placement”) with Global LNG North America Corp., an affiliate of TotalEnergies SE (the “TTE Member”), pursuant to which we agreed to sell (i) 8,026,165 shares (the “Tranche 1 Shares”) of Company common stock at a purchase price of $4.9837 per share, for an aggregate purchase price of $40.0 million, (ii) promptly after conversion of the Convertible Preferred Stock, 22,072,103 shares (the “Tranche 2 Shares”) of Company common stock, at a purchase price of $4.9837 per share, for an aggregate purchase price of $110.0 million, and (iii) promptly after, and conditioned upon, receipt of approval of the Company’s stockholders, a number of shares of Company common stock such that, following the conversion of the Convertible Preferred Stock, the TTE Purchaser will own, when including the Tranche 1 Shares and Tranche 2 Shares, an aggregate of 17.5% of the Company common stock then-outstanding (the “Tranche 3 Shares” and together with the Tranche 1 Shares and Tranche 2 Shares, the “Shares”), for an aggregate purchase price of $69.4 million.  On June 14, 2023, the Company closed the sale of the Tranche 1 Shares, and on July 26, we closed the sale of the Tranche 2 Shares.

Liquidity and Capital Resources

Phase 1 FID Rio Grande Financing

In connection with the FID of Phase 1, Rio Grande obtained approximately $6.2 billion in equity capital commitments, inclusive of commitments from the NextDecade Member, entered into senior secured non-recourse bank credit facilities of $11.6 billion, consisting of $11.1 billion in construction term loans and a $500 million working capital facility, and closed a $700 million senior secured non-recourse private notes offering.  Rio Grande will utilize these capital resources to fund the EPC cost to construct Phase 1, which was approximately $11.96 billion at FID, and to fund owner’s costs and contingencies, dredging for the Brazos Island Harbor Channel Improvement Project, conservation of more than 4,000 acres of wetland and wildlife habitat area and installation of utilities, and interest during construction and other financing costs.

Near Term Liquidity and Capital Resources of NextDecade Corporation

In connection with the FID, the Company, through NextDecade Member, its wholly owned subsidiary, committed to invest approximately $283 million, including $125 million of pre-FID capital investments, into construction of Phase 1 of the Terminal, and the Company has funded $88 million of its remaining equity commitment as of the date hereof. We expect to fund the remaining portion of our equity commitment with the proceeds of the sale of the third tranche of our common stock to Global LNG North America Corp., the closing of which is subject to conditions precedent, including the approval of our stockholders.  If stockholder approval is not obtained or the third tranche does not close for any other reason, we would need to raise other capital to fund our remaining committed equity contributions, and there can be no assurance that we will be able to raise capital from alternative sources on acceptable terms, or at all.

Prior to the FID on Phase 1 of the Terminal, our primary cash needs historically were funding development activities in support of the Terminal and our CCS projects, which included payments of initial direct costs of the Rio Grande site lease and expenses in support of engineering and design activities, regulatory approvals and compliance, commercial and marketing activities and corporate overhead. We spent approximately $97.7 million on such development activities during the six months ended June 30, 2023, which we funded through our cash on hand and proceeds from the issuances of equity and equity-based securities. Following the FID of Phase 1 of the Terminal, costs associated with the Phase 1 EPC agreements, Rio Grande site lease, and other Phase 1 related costs will be funded by debt and equity proceeds received by Rio Grande.

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

Our consolidated financial statements as of and for the three and six months ended June 30, 2023 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Based on our balance of cash and cash equivalents of $40.0 million at June 30, 2023, there is substantial doubt about our ability to continue as a going concern within one year after the date that our consolidated financial statements were issued. Our ability to continue as a going concern will depend on managing certain operating and overhead costs and our ability to raise capital through equity, equity-based or debt financings. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty, which could have a material adverse effect on our financial condition.

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

In June and July 2023, we sold 30,098,268 shares of Company common stock in the first two tranches of the TTE Private Placement for approximately $150 million.

Long Term Liquidity and Capital Resources of NextDecade Corporation

We will not receive significant cash flows from Phase 1 of the Terminal until it is operational, and the commercial operation date for the first train of Phase 1 is expected to occur in 2027. Any future phases of development at the Terminal and CCS projects will similarly take an extended period of time to develop, construct and become operational and will require significant capital deployment.

We currently expect that the long-term capital requirements for future phases of development at the Terminal and any CCS projects will be financed predominately through the proceeds from future debt, equity-based, and equity offerings by us or our subsidiaries. As a result, our business success will depend, to a significant extent, upon our ability to fund our commitments to the joint venture constructing Phase 1 of the Terminal and to obtain financing required to fund future phases of development and construction at the Terminal and any CCS projects, to bring them into operation on a commercially viable basis and to finance any required increases in staffing, operating and expansion costs during that process. There can be no assurance that we will succeed in securing additional debt and/or equity financing in the future to fund future phases of development and construction at the Terminal or complete any CCS projects or, if successful, that the capital we raise will not be expensive or dilutive to stockholders. Additionally, if these types of financing are not available, we will be required to seek alternative sources of financing, which may not be available on terms acceptable to us, if at all.

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash for the periods presented (in thousands):

	Six Months Ended
	June 30,
	2023	2022
Operating cash flows	$(41,204)	$(17,475)
Investing cash flows	(56,471)	(6,210)
Financing cash flows	74,898	38,633

Net (decrease) increase in cash and cash equivalents	(22,777)	14,948
Cash and cash equivalents – beginning of period	62,789	25,552
Cash and cash equivalents – end of period	$40,012	$40,500

Operating Cash Flows

Operating cash outflows during the six months ended June 30, 2023 and 2022 were $41.2 million and $17.5 million, respectively.  The increase in operating cash outflows during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to an increase in employee costs and professional fees paid to consultants as we prepared for a positive FID in Phase 1 of the Terminal.

Investing Cash Flows

Investing cash outflows during the six months ended June 30, 2023 and 2022 were $56.5 million and $6.2 million, respectively. Investing cash outflows primarily consist of cash used in the development of the Terminal. The increase in investing cash outflows during the six months ended June 30, 2023 compared to the same period in 2022 was primarily due to increased spend with Bechtel.  During the third quarter of 2022, we issued a limited notice to proceed to Bechtel to begin ramping up its personnel and initiate site preparation work; as a result, investing cash outflows increased relative to the quarterly investing cash outflows during the six months ended June 30, 2022.

Financing Cash Flows

Financing cash inflows during the six months ended June 30, 2023 and 2022 were $74.9 million and $38.6 million, respectively, primarily representing proceeds from the sale of common stock in 2023 and primarily representing proceeds from the sale of Series C Preferred Stock in 2022.

Contractual Obligations

As of June 30, 2023, there have been no material changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.  As disclosed in Note 16 - Subsequent Events, subsequent to June 30, 2023, in connection with FID, the Company and its subsidiaries entered into several agreements related to the financing for the development and construction of Phase 1 of the Terminal.

Results of Operations

The following table summarizes costs, expenses and other income for the periods indicated (in thousands):

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2023	2022	Change	2023	2022	Change
Revenues	$—	$—	$—	$—	$—	$—
General and administrative expense	26,795	11,293	15,502	53,067	14,616	38,451
Development expense, net	418	1,193	(775)	882	2,738	(1,856)
Lease expense	325	290	35	662	509	153
Depreciation expense	38	42	(4)	75	89	(14)
Total operating loss	(27,576)	(12,818)	(14,758)	(54,686)	(17,952)	(36,734)
Loss on common stock warrant liabilities	(5,455)	1,886	(7,341)	(5,822)	(4,418)	(1,404)
Derivative loss	(87,450)	—	(87,450)	(87,450)	—	(87,450)
Other, net	192	20	172	322	21	301
Net loss attributable to NextDecade Corporation	(120,289)	(10,912)	(109,377)	(147,636)	(22,349)	(125,287)
Preferred stock dividends	(6,754)	(5,774)	(980)	(13,454)	(11,529)	(1,925)
Net loss attributable to common stockholders	$(127,043)	$(16,686)	$(110,357)	$(161,090)	$(33,878)	$(127,212)

Net loss attributable to common stockholders was $127.0 million, or $(0.84) per common share (basic and diluted), for the three months ended June 30, 2023 compared to a net loss of $16.7 million, or $(0.13) per common share (basic and diluted), for the three months ended June 30, 2022. The $110.4 million increase in net loss was primarily a result of the derivative loss on Contingent Interest Rate Swaps, an increase in general and administrative expense and an increase in loss on common stock warrant liabilities.

Net loss attributable to common stockholders was $161.1 million, or $(1.08) per common share (basic and diluted), for the six months ended June 30, 2023 compared to a net loss of $33.9 million, or $(0.27) per common share (basic and diluted), for the six months ended June 30, 2022. The $127.2 million increase in net loss was primarily a result of the derivative loss on Contingent Interest Rate Swaps, an increase in general and administrative expense and an increase in loss on common stock warrant liabilities, partially offset by a decrease in development expense, net.

Derivative loss during the three and six months ended June 30, 2023 of $87.5 million is due to lower forward SOFR rates relative to the fixed interest rate we would have paid.  As disclosed in Note 16 - Subsequent Events, the Contingent Interest Rate Swaps were amended at FID and the derivative loss associated with the Contingent Interest Rate Swaps was reversed in July 2023.

General and administrative expense during the three months ended June 30, 2023 increased approximately $15.5 million compared to the same period in 2022 primarily due to an increase in professional fees, employee costs and share-based compensation expense. The primary driver of the increase in share-based compensation expense between periods of $7.9 million was the recognition of compensation cost on restricted stock awards and units that vest at FID.  The increase in professional fees and employee costs is due to an increase in the average number of employees, compared to the same period of the prior year, as we prepared for a positive FID in Phase 1 of the Terminal.

General and administrative expense during the six months ended June 30, 2023 increased approximately $38.5 million compared to the same period in 2022 primarily due to an increase in professional fees, employee costs and share-based compensation expense. The primary driver of the increase in share-based compensation expense between periods of $11.8 million was the recognition of compensation cost on restricted stock awards and units that vest at FID and the forfeitures of awards previously granted to certain employees who departed the Company during the prior year period.  The increase in professional fees and employee costs is due to an increase in the average number of employees during the six months ended June 30, 2023, compared to the same period of the prior year, as we prepared for a positive FID in Phase 1 of the Terminal.

Development expense, net during the three and six months ended June 30, 2023 decreased $0.8 million and $1.9 million, respectively, compared to the same periods in 2022. NEXT Carbon Solutions’ preliminary FEED and FEED studies performed on third-party industrial facilities were primarily completed in 2022 and 2021.

Loss on common stock warrant liabilities for the three and six months ended June 30, 2023 is primarily due to a decrease in the conversion price of Convertible Preferred Stock and an increase in the share price of Company common stock.

Preferred stock dividends for the three months ended June 30, 2023 of $6.8 million consisted of dividends paid-in kind with the issuance of 2,524 additional shares of Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), 2,408 additional shares of Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), and 1,803 additional shares of Series C Preferred Stock, compared to preferred stock dividends of $5.8 million for the three months ended June 30, 2022 that consisted of dividends paid-in kind with the issuance of 2,243, 2,138 and 1,374 additional shares of Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock, respectively.

Preferred stock dividends for the six months ended June 30, 2023 of $13.5 million consisted of dividends paid-in kind with the issuance of 5,030 additional shares of Series A Preferred Stock, 4,798 additional shares of Series B Preferred Stock, and 3,593 additional shares of Series C Preferred Stock, compared to preferred stock dividends of $11.5 million for the six months ended June 30, 2022 that consisted of dividends paid-in kind with the issuance of 4,468, 4,261 and 2,761 additional shares of Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock, respectively.

Summary of Critical Accounting Estimates

The preparation of our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make certain estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. Except as disclosed below, there have been no significant changes to our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Derivative Instruments

All derivative instruments, other than those that satisfy specific exceptions, are recorded at fair value.  We record changes in the fair value of our derivative positions based on the value for which the derivative instrument could be exchanged between willing parties.  If market quotes are not available to estimate fair value, management's best estimate of fair value is based on the quoted market price of derivatives with similar characteristics or determined through industry-standard valuation approaches.  Such evaluation may involve significant judgment and the results are based on expected future events or conditions, particularly for those valuations using inputs unobservable in the market.

Our derivative instruments consist of interest rate swaps.  We value our interest rate swaps using observable inputs including interest rate curves, risk adjusted discount rates, credit spreads and other relevant data.

Gains and losses on derivative instruments are recognized in earnings.  The ultimate fair value of our derivative instruments is uncertain, and we believe that it is reasonably possible that a change in the estimated fair value could occur in the near future as interest rates change.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective.

During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 1A. Risk Factors

Except as disclosed below, there were no material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

The substantial amount of indebtedness incurred to finance construction of Phase 1 of the Terminal may adversely affect Rio Grande’s cash flow and its ability to operate its business, remain in compliance with debt covenants and make payments on its indebtedness.

Rio Grande has incurred a substantial amount of indebtedness. This substantial level of indebtedness increases the possibility that Rio Grande may be unable to generate cash sufficient to pay, when due, the principal or interest on such indebtedness or to refinance such indebtedness ahead of its scheduled maturity. This indebtedness and obligations thereunder could have other important consequences to you as a stockholder. For example:

●

any failure to comply with the obligations of any of Rio Grande’s debt instruments, including financial and other restrictive covenants could result in an event of default under the applicable instrument;

●

we may be more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse change in government regulation affecting Rio Grande’s ability to pay obligations when due;

●

Rio Grande may need to dedicate a substantial portion of its cashflow from operations to payments on indebtedness, thereby reducing the availability of cashflows to fund working capital, capital expenditures, acquisitions and other general corporate purposes;

●	the ability to refinance Rio Grande’s indebtedness will depend on the condition of credit markets and capital markets, and its financial condition at such time. Any refinancing could be at higher interest rates and may require compliance with more onerous covenants, which could further restrict business operations;
●	limit flexibility in planning for, or reacting to, changes in Rio Grande’s business and the industry in which it operates; and
●	place Rio Grande at a competitive disadvantage compared to its competitors that have less debt.

Restrictions in agreements governing Rio Grande’s indebtedness may prevent it from engaging in certain beneficial transactions.

In addition to restrictions on the ability of Rio Grande to make distributions or incur additional indebtedness, the agreements governing Rio Grande’s indebtedness also contain various other covenants that may prevent it from engaging in beneficial transactions, including limitations on the ability of Rio Grande or certain of its subsidiaries to:

●	make distributions or certain investments;
●	incur additional indebtedness;
●	purchase, redeem or retire equity interests;
●	sell or transfer assets;
●	incur liens;
●	enter into transactions with affiliates; and
●	consolidate, merge, sell or lease all or substantially all of its assets.

Conducting a portion of our operations through joint ventures in which we do not have 100% ownership interest, and which are not operated solely for the benefit of our stockholders, exposes us and our stockholders to risks and uncertainties, many of which are outside of our control.

We currently operate parts of our business through a joint venture, Rio Grande LNG Intermediate Holdings, LLC (“Intermediate Holdings”) in which we do not have 100% ownership interest, and we may enter into additional joint ventures in the future. Joint ventures and minority investment inherently involve a lesser degree of control over business operations, thereby potentially increasing the financial, legal, operational and/or compliance risks associated with the joint venture or minority investment. For example, except for the Member Reserved Matters (as defined below), the affairs of Intermediate Holdings will otherwise be managed by a board of managers (the “Intermediate Holdings Board”). The Intermediate Holdings Board will be composed of up to four managers appointed by the NextDecade Member (the “Class A Managers”), including one Class A Manager designated by the TTE Member, and managers appointed by members holding a minimum percentage of the Class B limited liability company interests in Intermediate Holdings (the “Class B Managers”). Approval of any matter by the Intermediate Holdings Board will require the consent of a majority of the Class A Managers voting on the matter and Class B Managers representing a majority of the Class B limited liability company interests in Intermediate Holdings for such matter, as applicable; provided that (i) certain specified “qualified matters,” “supermajority matters,” and “unanimous matters” are reserved to the approval of the members of Intermediate Holdings (the "Member Reserved Matters") holding a requisite percentage of the applicable classes of limited liability company interests in Intermediate Holdings, and (ii) related party transactions will be subject to approval in accordance with the procedures specified in the JV Agreement.  Pursuant to the JV Agreement, the NextDecade Member will be entitled to receive up to approximately 20.8% of distributions of available cash of Intermediate Holdings to its members during operations; provided, that a majority of the Intermediate Holdings distributions to which the NextDecade Member is otherwise entitled will be paid for any distribution period only after the Financial Investor Member receives an agreed distribution threshold in respect of such distribution period and certain other deficit payments from prior distribution periods, if any, are made. Any such shortfall in distributions that the NextDecade Member would otherwise have been entitled to will accrue as an arrearage to be paid out in future periods in which Intermediate Holdings meets the applicable target distribution threshold for the Financial Investor Member. Challenges and risks presented by joint venture structures not otherwise present with respect to our wholly-owned subsidiaries and direct operations, include:

●	our joint ventures may fail to generate the expected financial results, and the return may be insufficient to justify our investment of effort and/or funds;
●	we may not control the joint ventures or our venture partners may hold veto rights over certain actions;
●

the level of oversight, control and access to management information we are able to exercise with respect to these operations may be lower compared to our wholly-owned businesses, which may increase uncertainty relating to the financial condition of these operations, including the credit risk profile;

●

we may experience impasses or disputes with our joint venture partners on certain decisions, which could require us to expend additional resources to resolve such impasses or disputes, including litigation or arbitration;

●	we may not have control over the timing or amount of distributions from the joint ventures;
●	our joint venture partners may have business or economic interests that are inconsistent with ours and may take actions contrary to our interests;
●	our joint venture partners may fail to fund capital contributions or fail to fulfill their obligations as partners;
●	the arrangements governing our joint ventures may contain restrictions on the conduct of our business and may contain certain conditions or milestone events that may never be satisfied or achieved;
●	we may suffer losses as a result of actions taken by our venture partners with respect to our joint ventures; and
●	it may be difficult for us to exit joint ventures if an impasse arises or if we desire to sell our interest for any reason.

We believe an important element in the success of any joint venture is a solid relationship between the members of that venture. If there is a change in ownership, a change of control, a change in management or management philosophy, a change in business strategy or another event with respect to a member of our joint venture that adversely impacts the relationship between the venture partners, it could adversely impact such venture.

If our partners are unable or unwilling to invest in our joint venture in the manner that is anticipated or otherwise fail to meet their contractual obligations, the joint venture may be unable to adequately perform and conduct its respective operations, or may require us to provide, or make other arrangements for additional financing for the joint venture. Such financing may not be available on favorable terms, or at all.

Joint venture partners, controlling shareholders, management or other persons or entities who control them may have economic or business interests, strategies or goals that are inconsistent with ours. Business decisions or other actions or omissions of the joint venture partners, controlling shareholders, management or other persons or entities who control them may adversely affect the value of our investment, result in litigation or regulatory action against us and otherwise damage our reputation. Any such circumstance could materially adversely affect our results of operations, financial condition, cash flows and/or prospects.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table summarizes stock repurchases for the three months ended June 30, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as a Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
April 2023	—	$-	—	—
May 2023	—	—	—	—
June 2023	3,208	7.31	—	—

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

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

3.5	Certificate of Designations of Series C Convertible Preferred Stock, dated March 17, 2021 (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed March 18, 2021).
3.6	Certificate of Amendment to Certificate of Designations of Series A Convertible Preferred Stock, dated July 12, 2019 (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed July 15, 2019).
3.7	Certificate of Amendment to Certificate of Designations of Series B Convertible Preferred Stock, dated July 12, 2019 (Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed July 15, 2019).
3.8	Certificate of Increase to Certificate of Designations of Series A Convertible Preferred Stock of NextDecade Corporation, dated July 15, 2019 (Incorporated by reference to Exhibit 3.7 of the Registrant's Quarterly Report on Form 10-Q, filed August 6, 2019).
3.9	Certificate of Increase to Certificate of Designations of Series B Convertible Preferred Stock of NextDecade Corporation, dated July 15, 2019 (Incorporated by reference to Exhibit 3.8 of the Registrant’s Quarterly Report on Form 10-Q, filed August 6, 2019).
10.1*+	Second Amendment to the Amended and Restated Fixed Price Turnkey Agreement for the Engineering, Procurement, and Construction of Trains 1 and 2 of the Rio Grande Natural Gas Liquefaction Facility.
10.2*+	Third Amendment to the Amended and Restated Fixed Price Turnkey Agreement for the Engineering, Procurement, and Construction of Train 3 of the Rio Grande Natural Gas Liquefaction Facility.
10.3*	Common Stock Purchase Agreement, dated as of June 13, 2023, by and between the Company and the Purchaser.
10.4*	Registration Rights Agreement, dated as of June 14, 2023, by and between the Company and the Purchaser.
10.5*	Purchaser Rights Agreement, dated as of June 14, 2023, by and between the Company and the Purchaser.
10.6*+	Indenture, dated as of July 12, 2023, by and between Rio Grande LNG, LLC and Wilmington Trust, National Association, as Trustee.
10.7*+	Credit Agreement, dated as of July 12, 2023, by and among Rio Grande LNG, LLC, as Borrower, MUFG Bank, Ltd., as P1 Administrative Agent, Mizuho Bank (USA), as P1 Collateral Agent, and the other agents and lenders party thereto.
10.8*+	Credit Agreement, dated as of July 12, 2023, by and among Rio Grande LNG, LLC, as Borrower, TotalEnergies Holdings SAS, MUFG Bank, Ltd., as TCF Administrative Agent, Mizuho Bank (USA), as TCF Collateral Agent, and the other agents and lenders party thereto.
10.9*+	Common Terms Agreement, dated as of July 12, 2023, by and among Rio Grande LNG, LLC, as Borrower, MUFG Bank, Ltd., as P1 Intercreditor Agent, and the senior secured debt holder representatives party thereto from time to time.
10.10*+	Collateral and Intercreditor Agreement, dated as of July 12, 2023, by and among Rio Grande LNG, LLC, as Borrower, MUFG Bank, Ltd., as P1 Intercreditor Agent, Mizuho Bank (USA), as P1 Collateral Agent, and the senior secured debt holder representatives party thereto from time to time.
10.11*+	Pledge Agreement, dated as of July 12, 2023, by and among Rio Grande LNG Holdings, LLC, as Pledgor, and Mizuho Bank (USA), as P1 Collateral Agent.
10.12*+	Accounts Agreement, dated as of July 12, 2023, by and among Rio Grande LNG, LLC, as Borrower, Mizuho Bank (USA), as P1 Collateral Agent, and JPMorgan Chase Bank, N.A., as P1 Accounts Bank.
10.13*+	Amended and Restated Limited Liability Company Agreement of Rio Grande LNG Intermediate Holdings, LLC.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
+	Certain portions of this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTDECADE CORPORATION

Date: August 14, 2023	By:	/s/ Matthew K. Schatzman
Matthew K. Schatzman
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Brent E. Wahl
Brent E. Wahl
Chief Financial Officer
(Principal Financial Officer)