Form 10-Q
period 2023-09-30
NextDecade Corp.
filed 2023-11-13
CIK 1612720

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 7, 2023, the issuer had 256,575,167 shares of common stock outstanding.

NEXTDECADE CORPORATION

FORM 10-Q FOR THE QUARTER ENDED September 30, 2023

Organizational Structure

The following diagram depicts our abbreviated organizational structure with references to the names of certain entities discussed in this Quarterly Report on Form 10-Q.

Unless the context requires otherwise, references to “NextDecade,” the “Company,” “we,” “us” and “our” refer to NextDecade Corporation (NASDAQ: NEXT) and its consolidated subsidiaries, and references to “Rio Grande” refer to Rio Grande LNG, LLC and its consolidated subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NextDecade Corporation

Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$50,847	$62,789
Restricted cash	395,012	—
Current derivative asset	21,047	—
Prepaid expenses and other current assets	2,270	1,149
Total current assets	469,176	63,938
Property, plant and equipment, net	1,713,796	218,646
Operating lease right-of-use assets, net	172,146	1,474
Debt issuance costs, net of amortization	401,668	—
Non-current derivative assets	130,609	—
Other non-current assets	11,021	28,372
Total assets	$2,898,416	$312,430

Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable	$326,818	$1,084
Accrued liabilities and other current liabilities	213,111	23,184
Current common stock warrant liabilities	7,359	—
Current operating lease liabilities	3,379	1,093
Total current liabilities	550,667	25,361
Non-current common stock warrant liabilities	1,951	6,790
Non-current operating lease liabilities	146,338	465
Non-current debt, net of unamortized debt issuance costs	1,381,825	—
Other non-current liabilities	—	23,000
Total liabilities	2,080,781	55,616

Commitments and contingencies (Note 16)

Series A Convertible Preferred Stock, $1,000 per share liquidation preference; Issued and outstanding: none and 82,948 shares at September 30, 2023 and December 31, 2022, respectively	—	73,026
Series B Convertible Preferred Stock, $1,000 per share liquidation preference ; Issued and outstanding: none and 79,239 shares at September 30, 2023 and December 31, 2022, respectively	—	73,408
Series C Convertible Preferred Stock, $1,000 per share liquidation preference; Issued and outstanding: none and 59,366 shares at September 30, 2023 and December 31, 2022, respectively	—	56,009
Stockholders’ equity
Common stock, $0.0001 par value Authorized: 480.0 million shares at September 30, 2023 and December 31, 2022; Issued and outstanding: 256.5 million shares and 143.5 million shares at September 30, 2023 and December 31, 2022, respectively	26	14
Treasury stock: 2.2 million shares and 1.0 million shares at September 30, 2023 and December 31, 2022, respectively, at cost	(14,194)	(4,587)
Preferred stock, $0.0001 par value Authorized: 0.5 million, after designation of the Convertible Preferred Stock Issued and outstanding: none at September 30, 2023 and December 31, 2022	—	—
Additional paid-in-capital	753,673	289,084
Accumulated deficit	(262,507)	(230,140)
Total stockholders' equity	476,998	54,371
Non-controlling interest	340,637	—
Total equity	817,635	54,371
Total liabilities, convertible preferred stock and stockholders’ equity	$2,898,416	$312,430

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues	$—	$—	$—	$—
Operating expenses
General and administrative expense	32,128	14,616	85,195	29,233
Development expense, net	1,083	1,133	1,965	3,870
Lease expense	2,582	299	3,245	808
Depreciation expense	42	41	117	129
Total operating expenses	35,835	16,089	90,522	34,040
Total operating loss	(35,835)	(16,089)	(90,522)	(34,040)
Other income (expense)
Gain (loss) on common stock warrant liabilities	3,302	(2,773)	(2,520)	(7,192)
Derivative gain	240,265	—	152,816	—
Interest income	966	—	1,329	—
Interest expense, net of capitalized interest	(32,536)	—	(32,536)	—
Other, net	5,682	65	5,641	86
Total other income (expense)	217,679	(2,708)	124,730	(7,106)
Net income (loss) attributable to NextDecade Corporation	181,844	(18,797)	34,208	(41,146)
Less: net income attributable to non-controlling interest	67,204	—	67,204	—
Less: preferred stock dividends	7,030	6,248	20,484	17,777
Net income (loss) attributable to common stockholders	$107,610	$(25,045)	$(53,480)	$(58,923)

Net income (loss) per common share - basic	$0.48	$(0.19)	$(0.31)	$(0.47)
Net income (loss) per common share - diluted	$0.48	$(0.19)	$(0.31)	$(0.47)

Weighted average shares outstanding - basic	222,466	129,418	173,720	125,716
Weighted average shares outstanding - diluted	226,336	129,418	173,720	125,716

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation

Consolidated Statement of Stockholders’ Equity and Convertible Preferred Stock

(in thousands)

(unaudited)

	For the Three Months Ended September 30, 2023
	Total Stockholders' Equity
	Common Stock		Treasury Stock						Series A	Series B	Series C
		Par			Additional		Non-	Total	Convertible	Convertible	Convertible
		Value			Paid-in	Accumulated	Controlling	Equity	Preferred	Preferred	Preferred
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	(Deficit)	Stock	Stock	Stock
Balance at June 30, 2023	157,494	$16	1,003	$(4,657)	$362,735	$(377,776)	$—	$(19,682)	$78,056	$78,206	$59,602
Share-based compensation	—	—	—	—	9,570	—	—	9,570	—	—	—
Restricted stock vesting	3,806	—	—	—	558	—	—	558	—	—	—
Shares repurchased related to share-based compensation	(1,182)	—	1,182	(9,537)	—	—	—	(9,537)	—	—	—
Issuance of common stock, net	36,874	4	—	—	179,396	—	—	179,400	—	—	—
Rio Bravo Pipeline, LLC de-consolidation	—	—	—	—	—	629	—	629	—	—	—
Sale of equity in Intermediate Holdings	—	—	—	—	(14,424)	—	273,433	259,009	—	—	—
Preferred stock dividends	—	—	—	—	(7,030)	—	—	(7,030)	2,628	2,506	1,876
Preferred stock conversion	59,542	6	—	—	222,868	—	—	222,874	(80,684)	(80,712)	(61,478)
Net income	—	—	—	—	—	114,640	67,204	181,844	—	—	—
Balance at September 30, 2023	256,534	$26	2,185	$(14,194)	$753,673	$(262,507)	$340,637	$817,635	$—	$—	$—

	For the Nine Months Ended September 30, 2023
	Total Stockholders' Equity
	Common Stock		Treasury Stock						Series A	Series B	Series C
		Par			Additional		Non-	Total	Convertible	Convertible	Convertible
		Value			Paid-in	Accumulated	Controlling	Equity	Preferred	Preferred	Preferred
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	(Deficit)	Stock	Stock	Stock
Balance at December 31, 2022	143,549	$14	991	$(4,587)	$289,084	$(230,140)	$—	$54,371	$73,026	$73,408	$56,009
Share-based compensation	—	—	—	—	21,677	—	—	21,677	—	—	—
Restricted stock vesting	3,901	—	—	—	558	—	—	558	—	—	—
Shares repurchased related to share-based compensation	(1,194)	—	1,194	(9,607)	—	—	—	(9,607)	—	—	—
Issuance of common stock, net	50,736	6	—	—	254,394	—	—	254,400	—	—	—
Rio Bravo Pipeline, LLC de-consolidation	—	—	—	—	—	629	—	629	—	—	—
Sale of equity in Intermediate Holdings	—	—	—	—	(14,424)	—	273,433	259,009	—	—	—
Preferred stock dividends	—	—	—	—	(20,484)	—	—	(20,484)	7,658	7,304	5,469
Preferred stock conversion	59,542	6	—	—	222,868	—	—	222,874	(80,684)	(80,712)	(61,478)
Net income (loss)	—	—	—	—	—	(32,996)	67,204	34,208	—	—	—
Balance at September 30, 2023	256,534	$26	2,185	$(14,194)	$753,673	$(262,507)	$340,637	$817,635	$—	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

	For the Three Months Ended September 30, 2022
	Common Stock		Treasury Stock					Series A	Series B	Series C
		Par			Additional		Total	Convertible	Convertible	Convertible
		Value			Paid-in	Accumulated	Stockholders’	Preferred	Preferred	Preferred
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Stock	Stock	Stock
Balance at June 30, 2022	127,254	$13	742	$(3,067)	$213,749	$(192,418)	18,277	$68,259	$68,863	$52,604
Share-based compensation	—	—	—	—	3,041	—	3,041	—	—	—
Restricted stock vesting	620	—	—	—	—	—	—	—	—	—
Shares repurchased related to share-based compensation	(147)	—	147	(1,060)	—	—	(1,060)	—	—	—
Issuance of common stock, net	15,454	1	—	—	81,142	—	81,143	—	—	—
Preferred stock dividends	—	—	—	—	(6,248)	—	(6,248)	2,335	2,228	1,669
Net loss	—	—	—	—	—	(18,797)	(18,797)	—	—	—
Balance at September 30, 2022	143,181	$14	889	$(4,127)	$291,684	$(211,215)	$76,356	$70,594	$71,091	$54,273

	For the Nine Months Ended September 30, 2022
	Common Stock		Treasury Stock					Series A	Series B	Series C
		Par			Additional		Total	Convertible	Convertible	Convertible
		Value			Paid-in	Accumulated	Stockholders’	Preferred	Preferred	Preferred
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Stock	Stock	Stock
Balance at December 31, 2021	120,838	$12	346	$(1,315)	$191,264	$(170,069)	19,892	$63,791	$64,602	$40,007
Share-based compensation	—	—	—	—	3,555	—	3,555	—	—	—
Restricted stock vesting	2,293	—	—	—	—	—	—	—	—	—
Shares repurchased related to share-based compensation	(543)	—	543	(2,812)	—	—	(2,812)	—	—	—
Issuance of common stock, net	20,072	2	—	—	111,078	—	111,080	—	—	—
Exercise of common stock warrants	521	—	—	—	3,564	—	3,564	—	—	—
Issuance of Series C Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	9,836
Preferred stock dividends	—	—	—	—	(17,777)	—	(17,777)	6,803	6,489	4,430
Net loss	—	—	—	—	—	(41,146)	(41,146)	—	—	—
Balance at September 30, 2022	143,181	$14	889	$(4,127)	$291,684	$(211,215)	$76,356	$70,594	$71,091	$54,273

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Operating activities:
Net income (loss) attributable to NextDecade Corporation	$34,208	$(41,146)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	117	129
Share-based compensation expense	22,055	3,555
Loss on common stock warrant liabilities	2,520	7,192
Derivative gain	(152,816)	—
Net cash provided by settlement of derivative instruments	1,160	—
Amortization of right-of-use assets	570	522
Gain on sale of assets	(6,020)	—
Amortization of debt issuance costs	25,670	—
Interest Expense	2,929	—
Amortization of other non-current assets	—	354
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,121)	(460)
Accounts payable	3,313	294
Operating lease liabilities	330	(482)
Accrued expenses and other liabilities	14,458	2,081
Net cash used in operating activities	(52,627)	(27,961)
Investing activities:
Acquisition of property, plant and equipment	(996,467)	(5,673)
Acquisition of other non-current assets	(13,971)	(5,343)
Net cash used in investing activities	(1,010,438)	(11,016)
Financing activities:
Proceeds from debt issuance	1,409,000	—
Proceeds from sale of equity in Intermediate Holdings	278,962	—
Proceeds from sale of Rio Bravo Pipeline, LLC	4,393	—
Proceeds from sale of Series C Convertible Preferred Stock	—	10,500
Proceeds from sale of common stock	254,400	115,000
Debt and equity issuance costs	(490,960)	(2)
Preferred stock dividends	(53)	(38)
Shares repurchased related to share-based compensation	(9,607)	(2,812)
Net cash provided by financing activities	1,446,135	122,648
Net increase in cash and cash equivalents	383,070	83,671
Cash and cash equivalents – beginning of period	62,789	25,552
Cash and cash equivalents – end of period	$445,859	$109,223

Balance per Consolidated Balance Sheets:
	September 30, 2023
Cash and cash equivalents	$50,847
Restricted cash	395,012
Total cash, cash equivalents and restricted cash	$445,859

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation

Notes to Consolidated Financial Statements

(unaudited)

Note 1 — Background and Basis of Presentation

NextDecade Corporation (“we” or the “Company”) is engaged in construction and development activities related to the liquefaction of natural gas and sale of liquefied natural gas (“LNG”) and the capture and storage of CO2 emissions. We are constructing a natural gas liquefaction and export facility located in the Rio Grande Valley in Brownsville, Texas (the “Rio Grande LNG Facility”).  In  July 2023, we commenced construction on the first three liquefaction trains and related common facilities (“Phase 1”) of the Rio Grande LNG Facility following a positive final investment decision (“FID”) and the closing of project financing by our subsidiary, Rio Grande LNG, LLC (“Rio Grande”).  We are also developing two more Federal Energy Regulatory Commission approved liquefaction trains at the Rio Grande LNG Facility, a planned carbon capture and storage (“CCS”) project at the Rio Grande LNG Facility, and other potential CCS projects that would be located at third-party industrial source facilities.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2022. In our opinion, all adjustments, consisting only of normal recurring items, which are considered necessary for a fair presentation of the unaudited consolidated financial statements, have been included. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the operating results for the full year.

Certain reclassifications have been made to conform prior period information to the current presentation.  The reclassifications did not have a material effect on the Company's financial position, results of operations or cash flows.

The Company has incurred operating losses since its inception and management expects operating losses and negative cash flows to continue until the commencement of operations at the Rio Grande LNG Facility and, as a result, the Company will require additional capital to fund its operations and execute its business plan. As of September 30, 2023, the Company had $50.8 million in cash and cash equivalents, which may not be sufficient to fund the Company's planned operations and development activities for future phases of the Rio Grande LNG Facility and CCS projects through one year after the date the consolidated financial statements are issued.  Accordingly, there is substantial doubt about the Company's ability to continue as a going concern. The analysis used to determine the Company's ability to continue as a going concern does not include cash sources outside of the Company's direct control that management expects to be available within the next twelve months.

The Company plans to alleviate the going concern issue by obtaining sufficient funding through additional equity, equity-based or debt instruments or any other means and by managing certain operating and overhead costs.  The Company's ability to raise additional capital in the equity and debt markets, should the Company choose to do so, is dependent on a number of factors, including, but not limited to, the market demand for the Company's equity or debt securities, which itself is subject to a number of business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are satisfactory to the Company. In the event the Company is unable to obtain sufficient additional funding, there can be no assurance that it will be able to continue as a going concern.

These consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary in the event the Company can no longer continue as a going concern.

Note 2 — Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Prepaid subscriptions	$1,112	$423
Prepaid insurance	1,032	619
Other	126	107
Total prepaid expenses and other current assets	$2,270	$1,149

Note 3 — Sale of Equity Interests in Rio Bravo

On March 2, 2020, NextDecade LLC closed the sale of the equity interests (the “Equity Interests”) in Rio Bravo Pipeline Company, LLC (“Rio Bravo”) to Spectra Energy Transmission II, LLC, a wholly owned subsidiary of Enbridge Inc. (“Buyer”), for consideration of approximately $19.4 million.

If Rio Grande or its affiliate failed to issue a full notice to proceed to the Bechtel Energy, Inc. (“Bechtel”) under the EPC agreements for Phase 1 on or prior to December 31, 2024, Buyer had the right to sell the Equity Interests back to NextDecade LLC and NextDecade LLC had the right to repurchase the Equity Interests from Buyer. Rio Grande issued a full notice to proceed to Bechtel on July 12, 2023.  Accordingly, the assets of Rio Bravo have been de-recognized in the consolidated balance sheet at September 30, 2023.

Buyer paid $15.0 million of the purchase price to NextDecade LLC at the closing of the transaction and the remainder of approximately $4.4 million was paid in July 2023 upon Rio Grande’s issuance of the full notice to proceed to Bechtel.

Note 4 — Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Fixed Assets
Computers	$779	$780
Furniture, fixtures, and equipment	610	610
Vehicles	166	0
Leasehold improvements	3,086	101
Total fixed assets	4,641	1,491
Less: accumulated depreciation	(1,123)	(1,006)
Total fixed assets, net	3,518	485
Project Assets (not placed in service)
Rio Grande LNG Facility	1,710,278	197,144
Pipeline	—	21,017
Total Project Assets	1,710,278	218,161
Total property, plant and equipment, net	$1,713,796	$218,646

Depreciation expense was $42 thousand and $41 thousand for the three months ended  September 30, 2023 and 2022, respectively, and $117 thousand and $129 thousand for the nine months ended  September 30, 2023 and 2022, respectively.

Note 5 — Derivatives

In July 2023, Rio Grande entered into interest rate swaps agreements (the “Swaps”) to protect against interest rate volatility by hedging a portion of the floating-rate interest payments associated with the credit facilities described in Note 9 — Debt. As of  September 30, 2023, Rio Grande has the following Swaps outstanding (in thousands):

Initial Notional Amount	Maximum Notional Amount	Maturity	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
$123,000	$8,500,000	July 12, 2030	3.4%	USD - SOFR

The Swaps are not designated as cash flow hedging instruments, and changes in fair value are recorded within our Consolidated Statements of Operations.

The Company values the Swaps using an income-based approach based on observable inputs to the valuation model including interest rate curves, risk adjusted discount rates, credit spreads and other relevant data.  The fair value of the Swaps is approximately $151.7 million as of September 30, 2023, and is classified as Level 2 in the fair value hierarchy.

Note 6 — Leases

Our leased assets consist of office space and the Rio Grande site lease.  On July 12, 2023, Rio Grande delivered the effective date notice to the Brownsville Navigation District and commenced the Rio Grande site lease.

Operating lease right-of-use assets are as follows (in thousands):

	September 30,	December 31,
	2023	2022
Office leases	$14,263	$1,474
Land lease	157,883	—
Total operating lease right-of-use assets, net	$172,146	$1,474

Operating lease liabilities are as follows (in thousands):

	September 30,	December 31,
	2023	2022
Office leases	$856	$1,093
Land lease	2,523	—
Total current lease liabilities	$3,379	$1,093
Non-current office leases	13,782	465
Non-current land leases	132,556	—
Total lease liabilities	$149,717	$1,558

Operating lease expense is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Office leases	$676	$230	$1,286	$608
Land lease	1,880	—	1,880	—
Total operating lease expense	2,556	230	3,166	608
Short-term lease expense	26	69	79	200
Total lease expense	$2,582	$299	$3,245	$808

Maturity of operating lease liabilities as of September 30, 2023 are as follows (in thousands, except lease term and discount rate):

2023 (remaining)	$2,166
2024	8,022
2025	7,609
2026	9,522
2027	9,565
Thereafter	208,851
Total undiscounted lease payments	245,735
Discount to present value	(96,018)
Present value of lease liabilities	$149,717

Weighted average remaining lease term - years	27.9
Weighted average discount rate - percent	4.0

Other information related to our operating leases is as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities:
Cash flows from operating activities	$968	$684
Noncash right-of-use assets recorded for operating lease liabilities:
In exchange for new operating lease liabilities during the period	$147,829	$1,332

Note 7 — Other Non-Current Assets

Other non-current assets consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Permitting costs(1)	$—	$8,540
Rio Grande Site Lease initial direct costs (2)	—	19,647
Contributions in aid of construction	7,534	—
Deposits and other	3,487	185
Total other non-current assets	$11,021	$28,372

(1)

Permitting costs primarily represent costs incurred in connection with permit applications to the United States Army Corps of Engineers and the U.S. Fish and Wildlife Service for mitigation measures for potential impacts to wetlands and habitat that may be caused by the construction of the Rio Grande LNG Facility.  Permitting costs were reclassified to property, plant and equipment in July 2023 with the positive final investment decision on phase 1 of the Rio Grande LNG Facility.

(2)	Rio Grande Site Lease initial direct costs were reclassified to operating lease right-of-use asset in July 2023 upon commencement of the Rio Grande site lease.

Note 8 — Accrued Liabilities and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Employee compensation expense	$7,534	$6,650
Rio Grande LNG Facility costs	191,957	12,046
Debt issuance costs	536	—
Accrued interest	12,232	—
Permitting costs	—	279
Accrued legal services	—	3,124
Share-based compensation liability	—	182
Other accrued liabilities	852	903
Total accrued liabilities and other current liabilities	$213,111	$23,184

Note 9 — Debt

Our debt consists of long-term secured debt securities and credit agreements with banks and other lenders.  Debt issuances are placed directly by us or through securities dealers, underwriters, or lead arrangers and are held by institutional investors, banks and other lenders.

Debt is recorded on our Consolidated Balance Sheets at outstanding principal value, net of unamortized debt issuance costs related to term notes and loans. Debt issuance costs consist primarily of arrangement fees, professional fees, legal fees and in certain cases, commitment fees. If debt issuance costs are incurred in connection with a line of credit arrangement or on undrawn funds, the debt issuance costs are presented as an asset on our Consolidated Balance Sheets. Discounts, premiums and debt issuance costs directly related to the issuance of debt are amortized over the life of the debt and are recorded in interest expense, net of capitalized interest using the effective interest method.

We classify debt as current or non-current on our Consolidated Balance Sheets based on contractual maturity; however, long-term debt extinguished after the balance sheet date but before the financial statements are issued would be classified based on facts and circumstances existing as of the balance sheet date.

Debt consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Senior Secured Notes and Loans
6.67% Senior Secured Notes due 2033	$700,000	$—
6.72% Senior Secured Loans due 2033	356,000	—
Total Senior Secured Notes and Loans	1,056,000	—
Credit Facilities
CD Senior Working Capital Facility	—	—
CD Credit Facility	327,000	—
TCF Credit Facility	26,000	—
Total Debt	1,409,000	—

Current Portion of debt	—	—
Non-current portion of unamortized debt issuance costs, net	27,175	—
Total non-current debt, net of unamortized debt issuance costs	$1,381,825	$—

Senior Secured Notes and Loans

Rio Grande 6.67% Senior Secured Notes due 2033

The 6.67% Senior Secured Notes (the “Senior Secured Notes”) are senior secured obligations of Rio Grande, ranking senior in right of payment to any and all of Rio Grande’s future indebtedness that is subordinated to the Senior Secured Notes and equal in right of payment with Rio Grande’s other existing and future indebtedness that is senior and secured by the same collateral securing the Senior Secured Notes.  The Senior Secured Notes are secured on a first-priority basis by a security interest in all of the membership interests in Rio Grande and substantially all of Rio Grande’s assets, pari passu with the Senior Secured Loans, the CD Credit Agreement and the loans made under the TCF Credit Facility.

Rio Grande 6.72% Senior Secured Loans due 2033

The 6.72% Senior Secured Loans (the “Senior Secured Loans”) are senior secured obligations of Rio Grande, ranking senior in right of payment to any and all of Rio Grande’s future indebtedness that is subordinated to the Senior Secured Loans and equal in right of payment with Rio Grande’s other existing and future indebtedness that is senior and secured by the same collateral securing the Senior Secured Loans.  The Senior Secured Loans are secured on a first-priority basis by a security interest in all of the membership interests in Rio Grande and substantially all of Rio Grande’s assets, pari passu with the Senior Secured Notes, the CD Credit Agreement and the loans made under the TCF Credit Facility.

Debt Maturities

Years Ending December 31,	Principal Payments
2023	$—
2024	—
2025	—
2026	—
2027	—
Thereafter	1,409,000
Total	$1,409,000

Credit Facilities

Below is a summary of our committed credit facilities outstanding as of September 30, 2023 (in thousands):

	CD Senior Working Capital Facility (1)	CD Credit Facility (1)	TCF Credit Facility (2)
Total Facility Size	$500,000	$9,963,000	$800,000
Less:
Outstanding balance	—	327,000	26,000
Letters of credit issued	66,362	—	—
Available commitment	$433,638	$9,636,000	$774,000

Priority ranking	Senior secured	Senior secured	Senior secured
Interest rate on outstanding balance	SOFR plus margin of 2.25%	SOFR plus margin of 2.25%	SOFR plus margin of 2.25%
Commitment fees on undrawn balance	0.68%	0.68%	0.68%
Maturity Date	July 12, 2030	July 12, 2030	July 12, 2030

(1)

The obligations of Rio Grande under the CD Senior Working Capital Facility and CD Credit Facility are secured by substantially all of the assets of Rio Grande as well as a pledge of all of the membership interests in Rio Grande on a first-priority basis, pari passu with the Senior Secured Notes, the Senior Secured Loans and the loans made under the TCF Credit Facility.

(2)

The obligations of Rio Grande under the TCF Credit Agreement are secured by substantially all of the assets of Rio Grande as well as a pledge of all of the membership interests in Rio Grande on a first-priority basis, pari passu with the Senior Secured Notes, the Senior Secured Loans and the loans made under the CD Credit Agreement. Total Energies Holdings SAS (“Total Holdings”) provides contingent credit support to the lenders under the TCF Credit Agreement to pay past due amounts owing from Rio Grande under the agreement upon demand.

Restrictive Debt Covenants

The CD Credit Facility and the TCF Credit Facility (collectively, the “Facilities”) include certain covenants and events of default that are supplemental to the covenants and events of default set forth in the P1 Common Terms Agreement and that are customary for project financing facilities of this type, including a requirement that interest rates for a minimum of 75% of the projected principal amount of Senior Secured Debt outstanding be hedged or have fixed interest rates. In addition, certain covenants and events of default in the Facilities are more restrictive than the corresponding covenants and events of default in the P1 Common Terms Agreement, including covenants limiting Rio Grande’s ability to incur additional indebtedness, make certain investments or pay dividends (which are subject to customary conditions set out in the Facilities and certain related financing documents) or distributions on equity interests or subordinated indebtedness or purchase, redeem, or retire equity interests, sell or transfer assets, incur liens, dissolve, liquidate, consolidate, merge, sell, or lease all or substantially all of Rio Grande’s assets or enter into certain LNG sales contracts. The Facilities include a requirement for Rio Grande to maintain a historical debt service coverage ratio of at least 1.10:1.00 at the end of each fiscal quarter starting from the Initial Principal Payment Date, a default of which may be cured with equity contributions.

The Senior Secured Notes also contain customary terms and events of default and certain covenants that, among other things, limit Rio Grande’s ability to incur additional indebtedness, make certain investments or pay dividends or distributions on equity interests or subordinated indebtedness or purchase, redeem, or retire equity interests, sell or transfer assets, incur liens, dissolve, liquidate, consolidate, merge, or sell or lease all or substantially all of Rio Grande’s assets. The Senior Secured Notes further require Rio Grande to submit certain reports and information to the trustee and holders of the Senior Secured Notes, maintain certain LNG offtake agreements, and maintain a debt service coverage ratio of at least 1.10:1.00 at the end of each fiscal quarter starting from the Initial Principal Payment Date. With respect to certain events, including a change of control event and receipt of certain proceeds from asset sales, events of loss or liquidated damages, the indenture governing the Senior Secured Notes requires Rio Grande to make an offer to repurchase the Senior Secured Notes at 101% (with respect to a change of control event) or par (with respect to each other event), in each case on the terms specified in the Indenture. The Senior Secured Notes covenants are subject to a number of important limitations and exceptions, including the terms and covenants contained in the P1 Common Terms Agreement.

The Senior Secured Loan Agreement contains customary terms and events of default and certain covenants that, among other things, limit Rio Grande’s ability to incur additional indebtedness, make certain investments or pay dividends or distributions on equity interests or subordinated indebtedness or purchase, redeem, or retire equity interests, sell or transfer assets, incur liens, dissolve, liquidate, consolidate, merge, or sell or lease all or substantially all of Rio Grande’s assets. The Senior Secured Loan Agreement further requires Rio Grande to submit certain reports and information to the Administrative Agent and the lenders, maintain certain LNG offtake agreements, and maintain a debt service coverage ratio of at least 1.10:1.00 at the end of each fiscal quarter starting from the first quarterly payment date to occur on or after the date that is ninety days following the project completion date. With respect to certain events, including a change of control event and receipt of certain proceeds from asset sales, events of loss or liquidated damages, the Senior Secured Loan Agreement requires Rio Grande to make an offer to the lenders to have their Senior Secured Loans prepaid at 101% (with respect to a change of control event) or par (with respect to each other event), in each case, on the terms specified in the Senior Secured Loan Agreement. The Senior Secured Loan Agreement covenants are subject to a number of important limitations and exceptions, including the terms and covenants contained in the P1 Common Terms Agreement.

As of September 30, 2023, Rio Grande was in compliance with all covenants related to its respective debt agreements.

Interest Expense

Total interest expense, net of capitalized interest, consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Interest cost of Non-current Debt
Interest per contractual rate	$16,169	$—
Amortization of debt issuance costs	25,670	—
Total Interest cost	41,839	—
Capitalized interest	(9,303)	—
Total interest expense, net of capitalized interest	$32,536	$—

Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our debt (in thousands):

	September 30, 2023		December 31, 2023
	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value
Senior Notes - Level 2	$700,000	$700,000	$—	$—
Senior Loans - Level 2	356,000	356,000	—	—

(1)	The Level 2 estimated fair value approximates the carrying amount due to the close proximity of the issuance of the debt and September 30, 2023.

Note 10 – Preferred Stock and Common Stock Warrants

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

The shares of Convertible Preferred Stock bear dividends at a rate of 12% per annum, which are cumulative and accrue daily from the respective dates of issuance on the $1,000 stated value per share. Such dividends are payable quarterly and may be paid in cash or in-kind. During the nine months ended September 30, 2023 and 2022, the Company paid-in-kind $20.5 million and $17.7 million of dividends, respectively, to the holders of the Convertible Preferred Stock.  On July 13, 2023, the Company declared dividends to the holders of the Convertible Preferred Stock as of the close of business on June 15, 2023.  On July 17, 2023, the Company paid-in-kind $7.0 million of dividends to the holders of the Convertible Preferred Stock.

On July 26, 2023, the Convertible Preferred Stock was converted into 59,542,066 shares of common stock.

Common Stock Warrants

The Company issued warrants exercisable to purchase Company common stock in connection with its issuances of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock (collectively, the “Common Stock Warrants”).  The Company revalues the Common Stock Warrants at each balance sheet date and recognized a gain of $3.3 million and a loss of $2.8 million during the three months ended September 30, 2023 and 2022, respectively, and losses of $2.5 million and $7.2 million for the nine months ended September 30, 2023 and 2022, respectively. The Common Stock Warrant liabilities are included in Level 3 of the fair value hierarchy.

The assumptions used in the Monte Carlo simulation model to estimate the fair value of the Common Stock Warrants are as follows:

	September 30,	December 31,
	2023	2022
Stock price	$5.12	$4.94
Exercise price	$0.01	$0.01
Risk-free rate	5.3%	4.6%
Volatility	81.9%	52.5%
Term (years)	0.7	1.5

Note 11 — Variable Interest Entity

The Company consolidates Variable Interest Entities ("VIEs") where it has been determined that the Company is the primary beneficiary of the applicable entities’ operations. For each VIE, the primary beneficiary is the party that has both the power to direct the activities that most significantly impact the VIE's economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to such VIE. In evaluating whether the Company is the primary beneficiary of each entity, the Company evaluates its power to direct the most significant activities of the VIE by considering the purpose and design of each entity and the risks each entity was designed to create and pass through to its respective variable interest holders. The Company also evaluates its economic interests in each of the VIEs.

Intermediate Holdings and its wholly owned subsidiaries, including Rio Grande, have been formed to undertake Phase 1 of the construction and operation of the Rio Grande LNG Facility. The Company is not obligated to fund losses of Rio Grande, however, the Company's capital account, which would be considered in allocating the net assets of Rio Grande were it to be liquidated, continues to share in losses of Rio Grande. Further, Rio Grande has granted the Company decision-making rights regarding the construction of Phase 1 of the Rio Grande LNG Facility and key aspects of its operation, which may only be terminated by equity holders for cause, via agreements with NextDecade LLC. Due to the foregoing, the Company determined that it holds a variable interest in Rio Grande and is its primary beneficiary and therefore consolidates Rio Grande in these Consolidated Financial Statements.

The following table presents the summarized assets and liabilities (in thousands) of Rio Grande, which are included in the Company's Consolidated Balance Sheets. The assets in the table below may only be used to settle the obligations of Rio Grande. In addition, there is no recourse to us for the consolidated VIE’s liabilities. The assets and liabilities in the table below include assets and liabilities of Rio Grande only and exclude intercompany balances between Rio Grande and NextDecade, which are eliminated in the Consolidated Financial Statements of NextDecade.

	September 30,	December 31,
	2023	2022
Assets
Current assets
Cash	$395,012	$—
Current derivative asset	21,047	—
Prepaid expenses and other current assets	188	24
Total current assets	416,247	24
Property, plant and equipment, net	1,707,530	194,289
Operating lease right-of-use assets, net	157,883	—
Debt issuance costs, net of amortization	401,668	—
Non-current derivative assets	130,609	—
Other non-current assets	9,374	28,187
Total assets	$2,823,311	$222,500

Liabilities
Current liabilities
Accounts payable	$320,277	$108
Accrued liabilities and other current liabilities	204,304	15,457
Current operating lease liabilities	2,531	—
Total current liabilities	527,112	15,565
Non-current operating lease liabilities	132,549	—
Non-current debt, net of unamortized debt issuance costs	1,381,825	—
Total liabilities	$2,041,486	$15,565

Note 12 — Stockholders' Equity

Common Stock Purchase Agreement

On  February 3, 2023, the Company entered into a common stock purchase agreement (the “Stock Purchase Agreement”) for a private placement with HGC NEXT INV LLC and Ninteenth Investment Company LLC, pursuant to which the Company sold an aggregate of 5,835,277 shares of the Company common stock at a purchase price of $5.998 per share, representing the average closing trading price of the Company common stock for the five trading days immediately preceding signing the Stock Purchase Agreement, for an aggregate purchase price of $35.0 million.

On June 13, 2023, the Company entered into a common stock purchase agreement for three private placements (the “TTE Private Placement”) with Global LNG North America Corp., an affiliate of TotalEnergies SE (the “TTE Purchaser”), pursuant to which we agreed to sell (i) 8,026,165 shares (the “Tranche 1 Shares”) of Company common stock at a purchase price of $4.9837 per share, for an aggregate purchase price of $40.0 million, (ii) promptly after conversion of the Convertible Preferred Stock, 22,072,103 shares (the “Tranche 2 Shares”) of Company common stock, at a purchase price of $4.9837 per share, for an aggregate purchase price of $110.0 million, and (iii) promptly after, and conditioned upon, receipt of approval of the Company’s stockholders, a number of shares of Company common stock such that, following the conversion of the Convertible Preferred Stock, the TTE Purchaser will own, when including the Tranche 1 Shares and Tranche 2 Shares, an aggregate of 17.5% of the Company common stock then-outstanding (the “Tranche 3 Shares” and together with the Tranche 1 Shares and Tranche 2 Shares, the “Shares”), for an aggregate purchase price of $69.4 million. On June 14, 2023, the Company closed the sale of the Tranche 1 Shares, and on July 26,  2023, the Company closed the sale of the Tranche 2 Shares. On September 8, 2023, following receipt of approval of the Company’s stockholders, the Company closed the sale of 14,802,055 shares of common stock, representing the Tranche 3 Shares.

Note 13 — Net Income (Loss) Per Share

The following table (in thousands, except for income (loss) per share amounts) reconciles basic and diluted weighted average common shares outstanding for each of the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Weighted average common shares outstanding:
Basic	222,466	129,418	173,720	125,716
Dilutive unvested stock and Common Stock Warrants	3,870	—	—	—
Diluted	226,336	129,418	173,720	125,716

Net income (loss) per share attributable to common stockholders - basic	$0.48	$(0.19)	$(0.31)	$(0.47)
Net income (loss) per share attributable to common stockholders - diluted	$0.48	$(0.19)	$(0.31)	$(0.47)

Potentially dilutive securities not included in the diluted net income (loss) per share computations because their effect would have been anti-dilutive were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Unvested stock and stock units (1)	—	1,918	2,133	1,751
Convertible preferred stock (2)	—	47,707	—	45,653
Common Stock Warrants	—	1,240	1,456	1,388
Total potentially dilutive common shares	—	50,865	3,589	48,792

(1)	Includes the impact of unvested shares containing performance conditions to the extent that the underlying performance conditions are satisfied based on actual results as of the respective dates.
(2)	On July 26, 2023, the Convertible Preferred Stock was converted into 59,542,066 shares of common stock.

Note 14 — Share-based Compensation

We have granted shares of Company common stock, restricted Company common stock and restricted stock units to employees, consultants and non-employee directors under our 2017 Omnibus Incentive Plan, as amended (the “2017 Plan”).

Total share-based compensation consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Share-based compensation expense:
Equity awards	$9,570	$3,041	$21,677	$3,555
Liability awards	159	—	378	—
Total share-based compensation expense	$9,729	$3,041	$22,055	$3,555

Note 15 — Income Taxes

Due to our cumulative loss position, we have established a full valuation allowance against our deferred tax assets at September 30, 2023 and December 31, 2022. Due to our full valuation allowance, we have not recorded a provision for federal or state income taxes during either of the three or nine months ended September 30, 2023 or 2022.

Note 16 — Commitments and Contingencies

Legal Proceedings

From time to time the Company may be subject to various claims and legal actions that arise in the ordinary course of business. As of  September 30, 2023, management is not aware of any claims or legal actions that, separately or in the aggregate, are likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows, although the Company cannot guarantee that a material adverse effect will not occur.

Note 17 — Recent Accounting Pronouncements

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

Note 18 — Supplemental Cash Flows

The following table provides supplemental disclosure of cash flow information (in thousands):

	Nine Months Ended
	September 30,
	2023	2022
Cash paid for interest, net of amounts capitalized	$1,330	$—
Non-cash investing activities:
Accounts payable for acquisition of property, plant and equipment	$322,539	$470
Accrued liabilities for acquisition of property, plant and equipment	191,911	3,904
Non-cash financing activities:
Paid-in-kind dividends on Convertible Preferred Stock	$20,431	$17,722
Accounts payable for debt and equity issuance costs	—	3,888
Accrued liabilities for debt and equity issuance costs	536	83

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

●	the timing and cost of the development, construction and operation of the first three liquefaction trains and related common facilities (“Phase 1”) of the multi-plant integrated natural gas and liquefaction and LNG export terminal facility to be located at the Port of Brownsville in southern Texas (the “Rio Grande LNG Facility”);

●	the availability and frequency of cash distributions available to us from our joint venture owning Phase 1 of the Rio Grande LNG Facility;

●	the timing and cost of the development of subsequent liquefaction trains at the Rio Grande LNG Facility;

●	the ability to generate sufficient cash flow to satisfy Rio Grande's significant debt service obligations or to refinance such obligations ahead of their maturity;

●	restrictions imposed by Rio Grande's debt agreements that limit flexibility in operating its business;

●	increases in interest rates increasing the cost of servicing Rio Grande's indebtedness;

●	our reliance on third-party contractors to successfully complete the Rio Grande LNG Facility, the pipeline to supply gas to the Rio Grande LNG Facility and any CCS projects we develop;

●	our ability to develop our NEXT Carbon Solutions business through implementation of our CCS projects;

●	our ability to secure additional debt and equity financing in the future, including any refinancing of outstanding indebtedness, on commercially acceptable terms and to continue as a going concern;

●	the accuracy of estimated costs for the Rio Grande LNG Facility and CCS projects;

●

our ability to achieve operational characteristics of the Rio Grande LNG Facility and CCS projects, when completed, including amounts of liquefaction capacities and amount of CO2 captured and stored, and any differences in such operational characteristics from our expectations;

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

●

global pandemics, including the 2019 novel coronavirus (“COVID-19”) pandemic, the Russia-Ukraine conflict, the Isreal-Hamas conflict, other sources of volatility in the energy markets and their impact on our business and operating results, including any disruptions in our operations or development of the Rio Grande LNG Facility and the health and safety of our employees, and on our customers, the global economy and the demand for LNG or carbon capture;

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

Overview of Business and Significant Developments

Overview of Business

NextDecade Corporation, a Delaware corporation, is a Houston-based energy company primarily engaged in construction and development activities related to the liquefaction of natural gas and sale of LNG and the capture and storage of CO2 emissions. We are constructing a natural gas liquefaction and export facility located in the Rio Grande Valley in Brownsville, Texas (the “Rio Grande LNG Facility”). We are also developing two more Federal Energy Regulatory Commission (“FERC”) approved liquefaction trains at the Rio Grande LNG Facility, a planned carbon capture and storage (“CCS”) project at the Rio Grande LNG Facility, and other potential CCS projects that would be located at third-party industrial source facilities through our NEXT Carbon Solutions business.

Through our partially owned subsidiary, Rio Grande LNG, LLC (“Rio Grande”), we are constructing the Rio Grande LNG Facility on the north shore of the Brownsville Ship Channel. The site is located on 984 acres of land which has been leased long-term and includes 15 thousand feet of frontage on the Brownsville Ship Channel. We believe the site is advantaged due to its proximity to abundant natural gas resources in the Permian and Eagle Ford basins, access to an uncongested waterway for vessel loading, and location in a region that has historically been subject to fewer and less severe weather events relative to other locations along the US Gulf Coast. The Rio Grande LNG Facility has been permitted by the FERC to export up to 27 million tonnes per annum (“MTPA”) of LNG from up to five liquefaction trains.

In July 2023, Rio Grande commenced construction on the first three liquefaction trains and related infrastructure (“Phase 1”) of the Rio Grande LNG Facility following a positive final investment decision (“FID”) and the closing of project financing by Rio Grande, which will own Phase 1 of the Rio Grande LNG Facility. Construction will be completed by Bechtel Energy Inc. (“Bechtel”) under fully wrapped, lump-sum turnkey engineering, procurement, and construction (“EPC”) contracts, and will utilize APCI liquefaction technology, which is the predominant liquefaction technology utilized globally.

Pursuant to a joint venture agreement with equity partners for ownership of Rio Grande, we expect to receive up to approximately 20.8% of distributions of available cash generated from Phase 1 operations; provided, that a majority of the cash distributions to which we are otherwise entitled will be paid for any distribution period only after our equity partners receive an agreed distribution threshold in respect of such distribution period and certain other deficit payments from prior distribution periods, if any, are made.

Rio Grande has entered into long-term LNG Sales and Purchase Agreements (“SPAs”) for over 90% of the expected nameplate capacity of Phase 1, pursuant to which Rio Grande customers are generally required to pay a fixed fee with respect to the contracted volumes, irrespective of whether they cancel or suspend deliveries of LNG cargoes. These SPAs create a stable foundation of predictable, long-term cash flows to Rio Grande. We believe our SPAs are attractive to our customers for several reasons, including long-term reliable supply, volumes to support growing demand for LNG and to replace customers’ contracts with legacy LNG suppliers, diversification of supply portfolios in terms of geography, price indexation, delivery points, and/or tenor, flexibility of volumes with no destination restrictions, and compatibility of some of our customers’ ESG goals with our planned CCS project at the Rio Grande LNG Facility. We plan to sell any LNG volumes produced above contracted SPA volumes (“portfolio volumes”) into the LNG market through spot, short-term, and medium-term agreements.

Rio Grande will provide a number of services in support of producing and selling LNG from the Rio Grande LNG Facility pursuant to its SPAs, including natural gas feedstock procurement and transportation, liquefaction, and delivery of LNG to customers either at the loading dock of the Rio Grande LNG Facility or at the customer’s global delivery points via chartered vessels.

We are focused on constructing and operating the Rio Grande LNG Facility safely, efficiently, reliably, and sustainably. We seek to provide a less carbon-intensive and more sustainable LNG through project design, responsibly sourced gas, proposed net-zero power, and our planned CCS project at the Rio Grande LNG Facility. We also seek to make measurable contributions toward a net-zero future through NEXT Carbon Solutions by developing carbon capture and storage projects to reduce greenhouse gas emissions at the Rio Grande LNG Facility and other industrial facilities.

Unless the context requires otherwise, references to “NextDecade,” “the Company,” “we,” “us,” and “our” refer to NextDecade Corporation and its consolidated subsidiaries, and references to “Rio Grande” refer to Rio Grande LNG, LLC and its subsidiaries.

Significant Recent Developments

Significant developments since January 1, 2023 and through the filing date of this 10-Q include the following:

Development and Construction

●

On July 12, 2023, the Company announced a positive FID to construct Phase 1 of the Rio Grande LNG Facility, and Rio Grande issued full notice to proceed (“NTP”) to Bechtel under the EPC contracts for Phase 1.

o	At FID, the final EPC cost of Phase 1 was approximately $12.0 billion.

o

Other costs included in Phase 1 as estimated at the time of FID, totaled approximately $6.0 billion, including owner’s costs and contingencies of approximately $2.3 billion, dredging for the Brazos Island Harbor Channel Improvement Project, conservation of more than 4,000 acres of wetland and installation of utilities of approximately $600 million, and interest during construction and other financing costs of approximately $3.1 billion.

●

As of September 2023, the project completion percentage for Trains 1 and 2 of the Rio Grande LNG Facility was approximately 8.1%, which is in line with the schedule under the EPC contract. Within this project completion percentage, engineering was 35.7% complete, procurement was 14.1% complete, and construction was 0.2% complete.

●	As of September 2023, Bechtel has made meaningful progress on purchase orders for Train 3 and is focused on mobilizing labor and equipment and preparing temporary facilities at the site.

Strategic and Commercial

●

In January 2023, Rio Grande entered into a 15-year LNG SPA with Itochu Corporation (“Itochu”) for the supply of 1.0 MTPA of LNG, indexed to Henry Hub and sold on a free-on-board (“FOB”) basis from the Rio Grande LNG Facility.

●

In June 2023, Rio Grande entered into a 20-year LNG SPA with TotalEnergies SE (“TotalEnergies”) for the supply of 5.4 MTPA of LNG, indexed to Henry Hub and sold on an FOB basis from the Rio Grande LNG Facility.

●

We have started the front-end engineering and design (“FEED”) and EPC contract processes with Bechtel for Train 4 and are progressing numerous discussions with potential buyers of LNG to provide commercial support for Train 4.

Financial

●	In February 2023, we sold approximately 5.8 million shares of our common stock for gross proceeds of $35 million to HGC NEXT INV LLC and Ninteenth Investment Company.

●

In June 2023, we entered into a common stock purchase agreement for three private placements with Global LNG North America Corp., an affiliate of TotalEnergies, pursuant to which we sold a total of approximately 44.9 million shares of our common stock for an aggregate purchase price of $219.4 million in three transactions occurring in June, July and September 2023.

●

On July 12, 2023, in conjunction with the positive FID of Phase 1 of the Rio Grande LNG Facility, we and certain of our subsidiaries closed an approximately $18.4 billion project financing for Phase 1. This financing underscores the critical role that LNG and natural gas are expected to play in the global energy transition and included the closing of:

o	A joint venture agreement which included approximately $5.9 billion of financial commitments from Global Infrastructure Partners (GIP), GIC, Mubadala Investment Company, and TotalEnergies;

o

A commitment by the Company to invest approximately $283 million in Phase 1, which was completed in September 2023 and included $125 million of pre-FID capital investments and additional funds contributed from the proceeds of sales of the Company’s common stock to an affiliate of TotalEnergies;

o	Senior secured non-recourse bank credit facilities of $11.6 billion with a 7-year maturity, consisting of $11.1 billion in construction term loans and a $500 million working capital facility; and

o	An offering of $700 million senior secured non-recourse private placement notes, which will mature in July 2033 and will accrue interest at a fixed rate of 6.67%.

●	We hold equity interests in the Phase 1 joint venture that entitle the Company to receive up to 20.8% of the distributions of available cash during operations.
●

In September 2023, Rio Grande entered into a credit agreement with a group of lenders for $356 million of senior secured loans to finance a portion of Phase 1. The senior secured loans were disbursed in one advance of $356 million on September 15, 2023, which resulted in a reduction in the commitments outstanding under Rio Grande’s existing bank credit facilities for Phase 1.

o	These senior secured loans will mature in July 2033, will accrue interest at a fixed rate of 6.72%, and rank pari passu to Rio Grande’s existing senior secured financings.

o

This financing illustrates our commitment to extending and spreading out debt maturities, diversifying sources of capital, reducing bank commitments to provide potential capacity for financing future LNG expansions, and mitigating interest rate exposure.

●

As of September 2023, Rio Grande’s outstanding fixed-rate debt and executed interest rate swaps have reduced its exposure to movements in interest rates for over 80% of the debt currently projected to be incurred in support of Phase 1 construction.

●	Rio Grande has completed a syndication of a portion of its bank credit facility commitments, resulting in a supporting lender group of over 30 international banks.

Rio Grande LNG Facility Activity

Liquefaction Facilities Overview

We are constructing the Rio Grande LNG Facility on the north shore of the Brownsville Ship Channel in south Texas through our partially owned subsidiary Rio Grande. The site is located on 984 acres of land which has been leased long-term and includes 15,000 feet of frontage on the Brownsville Ship Channel.

The Rio Grande LNG Facility has received all necessary approvals and authorizations required for construction, including those from the FERC.

In July 2023, construction commenced on Phase 1 of the Rio Grande LNG Facility following a positive FID and the closing of project financing by Rio Grande, which will own Phase 1 of the Rio Grande LNG Facility. Phase 1 includes three liquefaction trains with a total expected nameplate capacity of approximately 17.6 MTPA, two 180,000 cubic meter full containment LNG storage tanks, two jetty berthing structures designed to load LNG carriers up to 216,000 cubic meters in capacity, and associated site infrastructure and common facilities including feed gas pretreatment facilities, electric and water utilities, two totally enclosed ground flares for the LNG tanks and marine facilities, two ground flares for the liquefaction trains, roads, levees surrounding the entire site, and warehouses, administrative, operations control room and maintenance buildings.

As of September 2023, the project completion percentage for Trains 1 and 2 of the Rio Grande LNG Facility was approximately 8.1%, which is in line with the schedule under the EPC contract. Within this project completion percentage, engineering was 35.7% complete, procurement was 14.1% complete, and construction was 0.2% complete. As of September 2023, Bechtel has made meaningful progress on purchase orders for Train 3 and is focused on mobilizing labor and equipment and preparing temporary facilities at the site.

LNG Sale and Purchase Agreements

Rio Grande has entered into long-term LNG SPAs with nine creditworthy counterparties for aggregate volumes of approximately 16.2 MTPA of LNG, which is over 90% of the expected Phase 1 LNG nameplate capacity.  The SPAs have a weighted average term of 19.2 years. Under these SPAs, the customers will purchase LNG from Rio Grande for a price consisting of a fixed fee per MMBtu of LNG plus a variable fee per MMBtu of LNG, with the variable fees structured to cover the expected cost of natural gas plus fuel and other sourcing costs to produce LNG. In certain circumstances, customers may elect to cancel or suspend deliveries of LNG cargoes, in which case the customers would still be required to pay the fixed fee with respect to cargoes that are not delivered. A portion of the fixed fee under each SPA will be subject to annual adjustment for inflation. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific train; however, the commencement of the term of each SPA is tied to a specified train.

Rio Grande’s portfolio of LNG SPAs for Phase 1 of the Rio Grande LNG Facility was as follows:

Customer	Volume (MTPA)	Tenor (years)	Delivery Model (1)
TotalEnergies	5.4	20	FOB
Shell NA LNG LLC (“Shell”)	2.0	20	FOB
ENN LNG Singapore Pte Ltd.	2.0	20	FOB
ENGIE S.A.	1.75	15	FOB
China Gas Hongda Energy Trading Co., LTD	1.0	20	FOB
Guangdong Energy Group	1.0	20	DES
Exxon Mobil LNG Asia Pacific	1.0	20	FOB
Galp Trading S.A.	1.0	20	FOB
Itochu	1.0	15	FOB
Total	16.15	19.2 years weighted average
(1) FOB - free on board; DES - delivered ex-ship

Each of these SPAs is currently effective, and deliveries of LNG under these SPAs will commence on the respective Date of First Commercial Delivery (“DFCD”), which is primarily tied to the substantial completion or guaranteed substantial completion dates of specific trains as defined in each SPA.  In aggregate, approximately 14.65 MTPA of Phase 1 Henry Hub-linked SPAs have average fixed fees, unadjusted for inflation, totaling approximately $1.8 billion expected to be paid annually.

Marketing of Uncontracted Volumes

Rio Grande expects to sell any commissioning LNG volumes and operational LNG volumes in excess of SPA volumes into the LNG market through spot, short-term, and medium-term agreements. Rio Grande has entered into certain charter agreements and expects to enter into additional charter agreements with vessel owners to provide shipping capacity for its existing DES SPA, commissioning volumes, and expected portfolio volumes.

Engineering, Procurement and Construction (“EPC”)

Rio Grande entered into fully wrapped, lump-sum turnkey contracts with Bechtel for the engineering, procurement, and construction of Phase 1 at the Rio Grande LNG Facility, under which Bechtel has generally guaranteed cost, performance, and schedule. Under the Phase 1 EPC contracts, Bechtel is responsible for the engineering, procurement, construction, commissioning, and startup of three liquefaction trains and associated infrastructure.

Bechtel is a well-established and reputable LNG engineering and construction firm with a strong track record for liquefaction facility project execution. Bechtel has built over one-third of all LNG facilities worldwide and has completed nine liquefaction trains on the US Gulf Coast, all within budget and on or ahead of schedule.

On July 12, 2023, Rio Grande issued final notice to proceed to Bechtel Energy Inc. under the EPC agreements for Phase 1. The final EPC lump-sum contract pricing for Phase 1 was approximately $12.0 billion at FID. Total expected capital costs for Phase 1 are estimated to be approximately $18.0 billion, including estimated owner’s costs, contingencies, and financing costs, and including amounts spent prior to FID under limited notices to proceed.

Natural Gas Transportation and Supply

Rio Grande has entered into a firm transportation agreement for capacity on the Rio Bravo Pipeline to transport natural gas feedstock to the Rio Grande LNG Facility.  The Rio Bravo Pipeline is being constructed and will be operated by a wholly owned subsidiary of Enbridge Inc. (“Enbridge”). The Rio Bravo Pipeline will provide Rio Grande access to purchase natural gas supplies at Agua Dulce and will connect to six regional intra and interstate pipelines, giving Rio Grande access to prolific gas production from the Permian and Eagle Ford basins and providing significant flexibility to obtain competitively priced natural gas feedstock.

The Rio Bravo Pipeline is under construction and is expected to be completed prior to the start of commissioning of Train 1 at the Rio Grande LNG Facility. Rio Grande has also entered into an agreement for capacity on an interruptible basis with Enbridge’s Valley Crossing Pipeline to provide redundant capacity for commissioning and operations.

We have proposed and are in the process of executing a substantial and diversified natural gas feedstock sourcing strategy to spread risk exposure across multiple contracts, counterparties, and pricing hubs. We expect to enter into gas supply arrangements with a wide range of suppliers, and we also expect to leverage trading platforms and exchanges to lock in natural gas supply prices and/or hedge risk. Certain of our LNG offtake counterparties have the option to sell to Rio Grande some or all of the natural gas required to produce their respective contracted LNG volumes pursuant to structured options which define how much volume can be supplied and how much notice must be provided to switch to and from self-sourcing.

We believe our proximity to major reserve basins, increasing pipeline capacity in the area, a significant amount of natural gas production and infrastructure investment, as well as our existing contacts and discussions with some of the largest regional operators, represent key elements of a comprehensive and effective feed gas strategy.

Final Investment Decision on Train 4 and Train 5 at the Rio Grande LNG Facility

We expect to make a positive final investment decision and commence construction of Train 4 and related infrastructure, and subsequently Train 5 and related infrastructure, at the Rio Grande LNG Facility subject to, among other things, finalizing and entering into EPC contracts, entering into appropriate commercial arrangements, and obtaining adequate financing to construct each train and related infrastructure.

In connection with consummating the Phase 1 equity joint venture, our equity partners each have options to invest in Train 4 and Train 5 equity, which would provide 60% of the estimated equity funding required for each of Train 4 and Train 5.  We currently expect to fund 40% of the equity commitments for each of Train 4 and Train 5, and to have an initial economic interest of 40% in each of Train 4 and Train 5, increasing to 60% after the Financial Investors achieve certain returns on their investments in the respective train.

TotalEnergies’ right to invest in Train 4 and Train 5 is conditioned on exercising its LNG purchase rights of 1.5 MTPA for the respective train. If TotalEnergies exercises its LNG purchase rights, the Company currently estimates that an additional approximately 3 MTPA must be contracted on a long-term basis for each of Train 4 and Train 5 prior to making a positive final investment decision for the respective train.

We have commenced certain pre-FID activities for Train 4, including the FEED and EPC contract processes with Bechtel.

FERC Update

On April 21, 2023, the FERC issued the order on remand (the “Remand Order”) reaffirming the order issued by FERC on November 22, 2019, authorizing the siting, construction and operation of the Rio Grande LNG Facility (the “Order”). The Remand Order reaffirmed that the Rio Grande LNG Facility is not inconsistent with the public interest under the Natural Gas Act Section 3.

The Remand Order was issued as a result of the decision of the U.S. Court of Appeals for the District of Columbia dated August 3, 2021, which denied all petitions filed by parties who filed requests for re-hearing of the Order, except for two technical issues dealing with environmental justice and GHG emissions, which were remanded to the FERC for further consideration.

On May 22, 2023, Vecinos para el Bienestar de la Comunidad Costera, Sierra Club, City of Port Isabel and the Carrizo/Comecrudo Tribe of Texas (the “Petitioners”) filed a joint request for rehearing of the Order on Remand. The request for rehearing was denied by operation of law on June 22, 2023 (the 30-day period for FERC to respond to the rehearing request expired). On July 10, 2023, the Petitioners petitioned the D.C. Circuit for review of the Order on Remand. Consistent with federal appellate practice, the petition for review does not include any arguments by the Petitioners. The petition only initiates the appeal process.

We do not expect the appeal process to have any material negative impact on construction or operations of Phase 1 or our expected Train 4 and Train 5 expansions at the Rio Grande LNG Facility.

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

On July 12, 2023, Rio Grande issued the effective date notice to BND and commenced the Rio Grande Site Lease.

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

Corporate and Other Activities

We are required to maintain corporate and general and administrative functions to serve our business activities described above. We are also in various stages of developing other projects, such as Train 4 and Train 5 at the Rio Grande LNG Facility, additional liquefaction expansions at the Rio Grande LNG Facility, and potential NEXT Carbon Solutions projects.

Financing Activity

Private Placement of Company Common Stock

In February 2023, we sold 5,835,277 shares of Company common stock for gross proceeds of $35 million to HGC NEXT INV LLC and Ninteenth Investment Company.

On June 13, 2023, we entered into a common stock purchase agreement for three private placements (the “TTE Private Placement”) with Global LNG North America Corp., an affiliate of TotalEnergies SE (the “TTE Purchaser”), pursuant to which we agreed to sell (i) 8,026,165 shares (the “Tranche 1 Shares”) of Company common stock at a purchase price of $4.9837 per share, for an aggregate purchase price of $40.0 million, (ii) promptly after conversion of the Convertible Preferred Stock, 22,072,103 shares (the “Tranche 2 Shares”) of Company common stock, at a purchase price of $4.9837 per share, for an aggregate purchase price of $110.0 million, and (iii) promptly after, and conditioned upon, receipt of approval of the Company’s stockholders, a number of shares of Company common stock such that, following the conversion of the Convertible Preferred Stock, the TTE Purchaser will own, when including the Tranche 1 Shares and Tranche 2 Shares, an aggregate of 17.5% of the Company common stock then-outstanding (the “Tranche 3 Shares”). On June 14, 2023, the Company closed the sale of the Tranche 1 Shares, and on July 26, we closed the sale of the Tranche 2 Shares. On September 8, 2023, we closed the sale of 14,802,055 shares of common stock (Tranche 3 Shares) for a purchase price of $69.4 million.

Project Financing for Phase 1 at the Rio Grande LNG Facility

FID Equity Transactions

On July 12, 2023, in conjunction with the positive FID to construct Phase 1 of the Rio Grande LNG Facility, Rio Grande LNG Intermediate Super Holdings, LLC, an indirect subsidiary of the Company (the “NextDecade Member”) entered into an amended and restated limited liability company agreement (the “JV Agreement”) of Rio Grande LNG Intermediate Holdings, LLC (“Intermediate Holdings”), and the other members party thereto. The members of Intermediate Holdings, including the NextDecade Member and subsidiaries of Global Infrastructure Partners (GIP), GIC, Mubadala Investment Company (collectively with GIP and GIC, the “Financial Investors”), and TotalEnergies, committed to fund $6.2 billion in aggregate to Intermediate Holdings. The NextDecade Member committed to fund cash contributions of approximately $283 million to Intermediate Holdings, including approximately $125 million in contributions paid before FID, and completed its remaining equity commitment in September 2023 utilizing proceeds from the sale of common stock to the TTE Purchaser as described above.

FID Debt Transactions

On July 12, 2023, Rio Grande entered into a Credit Agreement (the “CD Credit Agreement”) that provides for the following facilities:

●

A construction/term loan in an amount up to $10.3 billion available to partially finance the design, engineering, development, procurement, construction, installation, testing, completion, ownership, operation and maintenance of Phase 1, to pay certain fees and expenses associated with the CD Credit Agreement and the loans made thereunder; and

●	A revolving loan and letter of credit facility in an amount up to $500 million available to Rio Grande to finance certain working capital requirements of Rio Grande.

On July 12, 2023, Rio Grande entered into the TCF Credit Agreement (the “TCF Credit Agreement”) that provides for a construction/term loan facility in an aggregate amount up to $800 million available to Rio Grande to partially finance the design, engineering, development, procurement, construction, installation, testing, completion, ownership, operation and maintenance of Phase 1 of the Rio Grande LNG Facility and to pay certain fees and expenses associated with the TCF Credit Agreement and the loans made thereunder. TotalEnergies Holdings SAS (“Total Holdings”) agreed to provide contingent support to the lenders under the TCF Credit Agreement pursuant to, and subject to the terms and conditions of, a support agreement entered into on July 12, 2023, pursuant to which Total Holdings agreed that it will pay past due amounts owing from Rio Grande under the TCF Credit Agreement upon demand.

On July 12, 2023, Rio Grande entered into a Note Purchase Agreement through which it sold $700 million of 6.67% Senior Secured Notes due 2033 (the “Notes”). The Notes were issued pursuant to an indenture between Rio Grande and Wilmington Trust, National Association as trustee and accrue interest that is payable semi-annually in arrears on March 30 and September 30 each year, beginning on September 30, 2023.

Conversion of Convertible Preferred Stock, Issuance of Common Stock

The Company’s convertible preferred stock converted into approximately 59.5 million shares of common stock on July 26, 2023. Refer to Note 10 – Preferred Stock and Common Stock Warrants for further information.

Rio Grande Credit Agreement for Senior Loans

On September 15, 2023, Rio Grande entered into a credit agreement with a group of lenders for $356 million of senior secured loans to finance a portion of Phase 1. The senior secured loans were disbursed in one advance for $356 million on September 15, 2023, which resulted in a reduction in the commitments outstanding under Rio Grande’s existing bank credit facilities for Phase 1. These senior secured loans will mature in July 2033, will accrue interest at a fixed rate of 6.72%, and rank pari passu to Rio Grande’s existing senior secured financings.

Liquidity and Capital Resources

Phase 1 FID Rio Grande Financing

In connection with the FID of Phase 1 of the Rio Grande LNG Facility, Rio Grande obtained approximately $6.2 billion in equity capital commitments, inclusive of commitments from the NextDecade Member, entered into senior secured non-recourse bank credit facilities of $11.6 billion, consisting of $11.1 billion in construction term loans and a $500 million working capital facility, and closed a $700 million senior secured non-recourse private notes offering.  Rio Grande will utilize these capital resources to fund the approximately $18.0 billion total cost of Phase 1, including EPC cost, which was approximately $12.0 billion at FID, and to fund owner’s costs and contingencies, dredging for the Brazos Island Harbor Channel Improvement Project, conservation of more than 4,000 acres of wetland and wildlife habitat area and installation of utilities, and interest during construction and other financing costs.

Near Term Liquidity and Capital Resources of NextDecade Corporation

In connection with the FID of Phase 1, the Company, through NextDecade Member, its wholly owned subsidiary, committed to invest approximately $283 million, including $125 million of pre-FID capital investments, into construction of Phase 1 of the Rio Grande LNG Facility. As of September 30, 2023, the Company has funded its full equity commitment, utilizing proceeds of the sale of the third tranche of common stock to the TTE Purchaser.

Prior to the FID on Phase 1 of the Rio Grande LNG Facility, our primary cash needs historically were funding development activities in support of the Rio Grande LNG Facility and our CCS projects, which included payments of initial direct costs of the Rio Grande site lease and expenses in support of engineering and design activities, regulatory approvals and compliance, commercial and marketing activities and corporate overhead. We spent approximately $97.7 million on such development activities year-to-date through FID on July 12, 2023, which we funded through our cash on hand and proceeds from the issuances of equity and equity-based securities. Following the FID of Phase 1 of the Rio Grande LNG Facility, costs associated with the Phase 1 EPC agreements, Rio Grande site lease, and other Phase 1 related costs are being funded by debt and equity proceeds received by Rio Grande.

Because our businesses and assets are under construction or in development, we have not historically generated significant cash flow from operations, nor do we expect to do so until liquefaction trains at the Rio Grande LNG Facility begin operating or until we install CCS systems at third-party industrial facilities. We intend to fund development activities for the foreseeable future with cash and cash equivalents on hand and through the sale of additional equity, equity-based or debt securities in us or in our subsidiaries. There can be no assurance that we will succeed in selling equity or equity-based securities or, if successful, that the capital we raise will not be expensive or dilutive to stockholders.

Our consolidated financial statements as of and for the three and nine months ended September 30, 2023 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Based on our balance of cash and cash equivalents of $50.8 million at September 30, 2023, there is substantial doubt about our ability to continue as a going concern within one year after the date that our consolidated financial statements were issued. Our ability to continue as a going concern will depend on managing certain operating and overhead costs and our ability to raise capital through equity, equity-based or debt financings. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty, which could have a material adverse effect on our financial condition.

Our capital raising activities since January 1, 2023 have included the following:

In February 2023, we sold 5,835,277 shares of Company common stock for $35.0 million.

In June, July and September 2023, we sold 44,900,323 shares of Company common stock in the three tranches of the TTE Private Placement for approximately $219.4 million.

Long Term Liquidity and Capital Resources of NextDecade Corporation

We will not receive significant cash flows from Phase 1 of the Rio Grande LNG Facility until it is operational, and the commercial operation date for the first train of Phase 1 is expected to occur in late 2027 based on the schedule under the EPC contracts. Any future phases of development at the Rio Grande LNG Facility and CCS projects will similarly take an extended period of time to develop, construct and become operational and will require significant capital deployment.

We currently expect that the long-term capital requirements for future phases of development at the Rio Grande LNG Facility and any CCS projects will be financed predominantly through the proceeds from future debt, equity-based, and equity offerings by us or our subsidiaries. As a result, our business success will depend, to a significant extent, upon our ability to obtain financing required to fund future phases of development and construction at the Rio Grande LNG Facility and any CCS projects, to bring them into operation on a commercially viable basis and to finance any required increases in staffing, operating and expansion costs during that process. There can be no assurance that we will succeed in securing additional debt and/or equity financing in the future to fund future phases of development and construction at the Rio Grande LNG Facility or complete any CCS projects or, if successful, that the capital we raise will not be expensive or dilutive to stockholders. Additionally, if these types of financing are not available, we will be required to seek alternative sources of financing, which may not be available on terms acceptable to us, if at all.

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash for the periods presented (in thousands):

	Nine Months Ended
	September 30,
	2023	2022
Operating cash flows	$(52,627)	$(27,961)
Investing cash flows	(1,010,438)	(11,016)
Financing cash flows	1,446,135	122,648

Net increase in cash and cash equivalents	383,070	83,671
Cash and cash equivalents – beginning of period	62,789	25,552
Cash and cash equivalents – end of period	$445,859	$109,223

Operating Cash Flows

Operating cash outflows during the nine months ended September 30, 2023 and 2022 were $52.6 million and $28.0 million, respectively.  The increase in operating cash outflows during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to an increase in employee costs and professional fees paid to consultants as we prepared for and achieved a positive FID in Phase 1 of the Rio Grande LNG Facility in July 2023.

Investing Cash Flows

Investing cash outflows during the nine months ended September 30, 2023 and 2022 were $1,010.4 million and $11.0 million, respectively. Investing cash outflows primarily consist of cash used in the construction and development of Phase 1 of the Rio Grande LNG Facility. The increase in investing cash outflows during the nine months ended September 30, 2023 compared to the same period in 2022 was primarily due to a positive FID in Phase 1 of the Rio Grande LNG Facility and the mobilization of the Bechtel workforce that began in July 2023.

Financing Cash Flows

Financing cash inflows during the nine months ended September 30, 2023 and 2022 were $1,446.1 million and $122.6 million, respectively.  Financing cash inflows during 2023 are primarily comprised of proceeds from the issuance of debt of $1,409.0 million, proceeds from the sale of equity in Intermediate Holdings of $279.0 million and proceeds from the sale of Company common stock of $254.4 million, partially offset by debt and equity issuance costs of $491.0 million and repurchases of common stock related to share-based compensation of $9.6 million.  Financing cash inflows during 2022 were primarily comprised of the sale of Company common stock of $115 million and proceeds from the sale of Series C Preferred Stock of $10.5 million.

Results of Operations

The following table summarizes costs, expenses and other income for the periods indicated (in thousands):

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2023	2022	Change	2023	2022	Change
Revenues	$—	$—	$—	$—	$—	$—
General and administrative expense	32,128	14,616	17,512	85,195	29,233	55,962
Development expense, net	1,083	1,133	(50)	1,965	3,870	(1,905)
Lease expense	2,582	299	2,283	3,245	808	2,437
Depreciation expense	42	41	1	117	129	(12)
Total operating loss	(35,835)	(16,089)	(19,746)	(90,522)	(34,040)	(56,482)
Gain (loss) on common stock warrant liabilities	3,302	(2,773)	6,075	(2,520)	(7,192)	4,672
Derivative gain	240,265	—	240,265	152,816	—	152,816
Interest income	966	—	966	1,329	—	1,329
Interest expense, net of capitalized interest	(32,536)	—	(32,536)	(32,536)	—	(32,536)
Other, net	5,682	65	5,617	5,641	86	5,555
Net income (loss) attributable to NextDecade Corporation	181,844	(18,797)	200,641	34,208	(41,146)	75,354
Less: net income attributable to non-controlling interest	67,204	—	67,204	67,204	—	67,204
Less: preferred stock dividends	7,030	6,248	782	20,484	17,777	2,707
Net income (loss) attributable to common stockholders	$107,610	$(25,045)	$132,655	$(53,480)	$(58,923)	$5,443

Net income attributable to common stockholders was $107.6 million, or $0.48 per common share (basic and diluted) for the three months ended September 30, 2023 compared to a net loss of $25.0 million, or $(0.19) per common share (basic and diluted), for the three months ended September 30, 2022. The $132.7 million increase in net income was primarily a result of derivative gain, partially offset by increases in general and administrative expense, net income attributable to non-controlling interest and interest expense, net of capitalized interest.

Net loss attributable to common stockholders was $53.5 million, or $(0.31) per common share (basic and diluted), for the nine months ended September 30, 2023 compared to a net loss of $58.9 million, or $(0.47) per common share (basic and diluted), for the nine months ended September 30, 2022. The $5.4 million decrease in net loss was primarily a result of the derivative gain partially offset by increases in general and administrative expense, net income attributable to non-controlling interest and interest expense, net of capitalized interest.

Derivative gain during the three months ended September 30, 2023 of $240.3 million is due to the reversal of derivative liabilities recognized at June 30, 2023 and an increase in forward SOFR rates from July 12, 2023 to September 30, 2023 relative to the fixed interest rates under Rio Grande's interest rate swap agreements.

Derivative gain during the nine months ended September 30, 2023 of $152.8 million is due to an increase in forward SOFR rates from July 12, 2023 to September 30, 2023 relative to the fixed interest rates under Rio Grande's interest rate swap agreements..

General and administrative expense during the three months ended September 30, 2023 increased approximately $17.5 million compared to the same period in 2022 primarily due to an increase in professional fees, employee costs and share-based compensation expense. The primary driver of the increase in share-based compensation expense between periods of $6.7 million was the recognition of compensation cost on restricted stock awards and units that vested at FID of Phase 1.  Professional fees and employee costs increased compared to the same period of the prior year as we prepared for a positive FID in Phase 1 of the Rio Grande LNG Facility.

General and administrative expense during the nine months ended September 30, 2023 increased approximately $56.0 million compared to the same period in 2022 primarily due to an increase in professional fees, employee costs and share-based compensation expense. The primary driver of the increase in share-based compensation expense between periods of $18.5 million was the recognition of compensation cost on restricted stock awards and units that vested at FID of Phase 1 and the forfeitures of awards previously granted to certain employees who departed the Company during the prior year period.  Professional fees and employee costs increased compared to the same period of the prior year as we prepared for a positive FID in Phase 1 of the Rio Grande LNG Facility.

Net income attributable to non-controlling interest during the three and nine months ended September 30, 2023 of $67.2 million is due to the sale of equity in Intermediate Holdings in July 2023 and the subsequent derivative gains of $152.8 million, partially offset by expenses of approximately $47.1 million.

Interest expense, net of capitalized interest during the three and nine months ended September 30, 2023 of $28.5 million represents total interest cost on debt of $32.5 million, net of capitalized interest of $9.3 million.  The Company did not have debt in the comparable prior periods.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective.

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

The substantial amount of indebtedness incurred to finance construction of Phase 1 of the Rio Grande LNG Facility may adversely affect Rio Grande’s cash flow and its ability to operate its business, remain in compliance with debt covenants and make payments on its indebtedness.

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

●

Rio Grande may need to dedicate a substantial portion of its cashflow from operations to payments on indebtedness, thereby reducing the availability of cashflows to fund working capital, capital expenditures, acquisitions, other general corporate purposes and any future dividends;

●	the ability to refinance Rio Grande’s indebtedness will depend on the condition of credit markets and capital markets, and its financial condition at such time. Any refinancing could be at higher interest rates and may require compliance with more onerous covenants, which could further restrict business operations;
●	we may have limited flexibility in planning for, or reacting to, changes in Rio Grande’s business and the industry in which it operates; and
●	our indebtedness may place Rio Grande at a competitive disadvantage compared to its competitors that have less debt.

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

A breach of the covenants and other restrictions in any of Rio Grande’s indebtedness could result in an event of default thereunder. Such a default may allow the holders of such indebtedness to accelerate the related indebtedness which may result in foreclose on Rio Grande’s assets.

Conducting a portion of our operations through joint ventures in which we do not have 100% ownership interest, and which are not operated solely for the benefit of our stockholders, exposes us and our stockholders to risks and uncertainties, many of which are outside of our control.

We currently operate parts of our business through a joint venture, Rio Grande LNG Intermediate Holdings, LLC (“Intermediate Holdings”) in which we do not have 100% ownership interest, and we may enter into additional joint ventures in the future. Joint ventures and minority investments inherently involve a lesser degree of control over business operations, thereby potentially increasing the financial, legal, operational and/or compliance risks associated with the joint venture or minority investment. For example, except for the Member Reserved Matters (as defined below), the affairs of Intermediate Holdings will otherwise be managed by a board of managers (the “Intermediate Holdings Board”). The Intermediate Holdings Board will be composed of up to four managers appointed by the NextDecade Member (the “Class A Managers”), including one Class A Manager designated by the Global LNG North America Corp., a subsidiary of TotalEnergies SE, and managers appointed by members holding a minimum percentage of the Class B limited liability company interests in Intermediate Holdings (the “Class B Managers”). Approval of any matter by the Intermediate Holdings Board will require the consent of a majority of the Class A Managers voting on the matter and Class B Managers representing a majority of the Class B limited liability company interests in Intermediate Holdings for such matter, as applicable; provided that (i) certain specified “qualified matters,” “supermajority matters,” and “unanimous matters” are reserved to the approval of the members of Intermediate Holdings (the "Member Reserved Matters") holding a requisite percentage of the applicable classes of limited liability company interests in Intermediate Holdings, and (ii) related party transactions will be subject to approval in accordance with the procedures specified in the JV Agreement.  Pursuant to the JV Agreement, the NextDecade Member will be entitled to receive up to approximately 20.8% of distributions of available cash of Intermediate Holdings to its members during operations; provided, that a majority of the Intermediate Holdings distributions to which the NextDecade Member is otherwise entitled will be paid for any distribution period only after the Financial Investors receive an agreed distribution threshold in respect of such distribution period and certain other deficit payments from prior distribution periods, if any, are made. Any such shortfall in distributions that the NextDecade Member would otherwise have been entitled to will accrue as an arrearage to be paid out in future periods in which Intermediate Holdings meets the applicable target distribution threshold for the Financial Investors. Challenges and risks presented by joint venture structures not otherwise present with respect to our wholly-owned subsidiaries and direct operations, include:

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table summarizes stock repurchases for the three months ended September 30, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as a Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
July 2023	994,757	$8.48	—	—
August 2023	62,720	5.50	—	—
September 2023	—	—	—	—

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

Item 5.   Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

3.5	Certificate of Designations of Series C Convertible Preferred Stock, dated March 17, 2021 (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed March 18, 2021).
3.6	Certificate of Amendment to Certificate of Designations of Series A Convertible Preferred Stock, dated July 12, 2019 (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed July 15, 2019).
3.7	Certificate of Amendment to Certificate of Designations of Series B Convertible Preferred Stock, dated July 12, 2019 (Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed July 15, 2019).
3.8	Certificate of Increase to Certificate of Designations of Series A Convertible Preferred Stock of NextDecade Corporation, dated July 15, 2019 (Incorporated by reference to Exhibit 3.7 of the Registrant's Quarterly Report on Form 10-Q, filed August 6, 2019).
3.9	Certificate of Increase to Certificate of Designations of Series B Convertible Preferred Stock of NextDecade Corporation, dated July 15, 2019 (Incorporated by reference to Exhibit 3.8 of the Registrant’s Quarterly Report on Form 10-Q, filed August 6, 2019).
10.1	Indenture, dated as of July 12, 2023, by and between Rio Grande LNG, LLC and Wilmington Trust, National Association, as Trustee (Incorporated by reference to Exhibit 10.6 of the Registrants Quarterly Report on Form 10-Q filed August 14, 2023).
10.2	Credit Agreement, dated as of July 12, 2023, by and among Rio Grande LNG, LLC, as Borrower, MUFG Bank, Ltd., as P1 Administrative Agent, Mizuho Bank (USA), as P1 Collateral Agent, and the other agents and lenders party thereto (Incorporated by reference to Exhibit 10.7 of the Registrants Quarterly Report on Form 10-Q filed August 14, 2023).
10.3	Credit Agreement, dated as of July 12, 2023, by and among Rio Grande LNG, LLC, as Borrower, TotalEnergies Holdings SAS, MUFG Bank, Ltd., as TCF Administrative Agent, Mizuho Bank (USA), as TCF Collateral Agent, and the other agents and lenders party thereto (Incorporated by reference to Exhibit 10.8 of the Registrants Quarterly Report on Form 10-Q filed August 14, 2023).
10.4	Common Terms Agreement, dated as of July 12, 2023, by and among Rio Grande LNG, LLC, as Borrower, MUFG Bank, Ltd., as P1 Intercreditor Agent, and the senior secured debt holder representatives party thereto from time to time (Incorporated by reference to Exhibit 10.9 of the Registrants Quarterly Report on Form 10-Q filed August 14, 2023).
10.5	Collateral and Intercreditor Agreement, dated as of July 12, 2023, by and among Rio Grande LNG, LLC, as Borrower, MUFG Bank, Ltd., as P1 Intercreditor Agent, Mizuho Bank (USA), as P1 Collateral Agent, and the senior secured debt holder representatives party thereto from time to time (Incorporated by reference to Exhibit 10.10 of the Registrants Quarterly Report on Form 10-Q filed August 14, 2023).
10.6	Pledge Agreement, dated as of July 12, 2023, by and among Rio Grande LNG Holdings, LLC, as Pledgor, and Mizuho Bank (USA), as P1 Collateral Agent (Incorporated by reference to Exhibit 10.11 of the Registrants Quarterly Report on Form 10-Q filed August 14, 2023).
10.7	Accounts Agreement, dated as of July 12, 2023, by and among Rio Grande LNG, LLC, as Borrower, Mizuho Bank (USA), as P1 Collateral Agent, and JPMorgan Chase Bank, N.A., as P1 Accounts Bank (Incorporated by reference to Exhibit 10.12 of the Registrants Quarterly Report on Form 10-Q filed August 14, 2023).
10.8+	Amended and Restated Limited Liability Company Agreement of Rio Grande LNG Intermediate Holdings, LLC (Incorporated by reference to Exhibit 10.13 of the Registrants Quarterly Report on Form 10-Q filed August 14, 2023).
10.9*	Credit Agreement, dated as of September 15, 2023, by and among Rio Grande LNG, LLC, as Borrower, Wilmington Trust, National Association, as Administrative Agent, Mizuho Bank (USA) as P1 Collateral Agent, and the senior lenders party thereto.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
+	Certain portions of this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTDECADE CORPORATION

Date: November 13, 2023	By:	/s/ Matthew K. Schatzman
Matthew K. Schatzman
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Brent E. Wahl
Brent E. Wahl
Chief Financial Officer
(Principal Financial Officer)