Form 10-K
period 2023-12-31
NextDecade Corp.
filed 2024-03-11
CIK 1612720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(MARK ONE)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.       ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was approximately $376.4 million as of June 30, 2023 (based on the closing price of the registrant's common stock on June 30, 2023 of $8.21 per share).
256,708,470 shares of the registrant’s Common Stock, $0.0001 par value, were outstanding as of March 4, 2024.
Documents incorporated by reference: Portions of the definitive proxy statement for the registrant's Annual Meeting of Stockholders (to be filed within 120 days of the close of the registrant's fiscal year) are incorporated by reference into Part III of this Form 10-K.

NEXTDECADE CORPORATION

Organizational Structure
The following diagram depicts our abbreviated organizational structure as of December 31, 2023 with references to the names of certain entities discussed in this Annual Report.
Unless the context requires otherwise, references to “NextDecade,” the “Company,” “we,” “us” and “our” refer to NextDecade Corporation and its consolidated subsidiaries.

Cautionary Statement Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations and economic performance, are forward-looking statements. The words “anticipate,” “contemplate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “seek,” “may,” “might,” “will,” “would,” “could,” “should,” “can have,” “likely,” “continue,” “design,” “assume,” “budget,” “forecast,” “target” and other words and terms of similar expressions, are intended to identify forward-looking statements.
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
Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ from those expressed in our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements are subject to change and inherent risks and uncertainties, including those described in the section titled “Risk Factors” in this Annual Report on Form 10-K. You should consider our forward-looking statements in light of a number of factors that may cause actual results to vary from our forward-looking statements including, but not limited to:
•our progress in the development of our liquefied natural gas (“LNG”) liquefaction and export project and any carbon capture and storage projects we may develop (“CCS projects”) and the timing of that progress;
•the timing and cost of the development, construction and operation of the first three liquefaction trains and related common facilities (“Phase 1”) of the multi-plant integrated natural gas and liquefaction and LNG export terminal facility to be located at the Port of Brownsville in southern Texas (the “Rio Grande LNG Facility”);
•the availability and frequency of cash distributions available to us from our joint venture which owns Phase 1 of the Rio Grande LNG Facility;
•the timing and cost of the development of subsequent liquefaction trains at the Rio Grande LNG Facility;
•the ability to generate sufficient cash flow to satisfy Rio Grande's significant debt service obligations or to refinance such obligations ahead of their maturity;
•restrictions imposed by NextDecade's or Rio Grande's debt agreements that limit flexibility in operating its business;
•increases in interest rates increasing the cost of servicing Rio Grande's indebtedness;
•our reliance on third-party contractors to successfully complete the Rio Grande LNG Facility, the pipeline to supply gas to the Rio Grande LNG Facility and any CCS projects we develop;
•our ability to develop our NEXT Carbon Solutions business through implementation of our CCS projects;
•our ability to secure additional debt and equity financing in the future to complete the Rio Grande LNG Facility and other CCS projects on commercially acceptable terms and to continue as a going concern;
•the accuracy of estimated costs for the Rio Grande LNG Facility and CCS projects;
•our ability to achieve operational characteristics of the Rio Grande LNG Facility and CCS projects, when completed, including amounts of liquefaction capacities and amount of CO2 captured and stored, and any differences in such operational characteristics from our expectations;
•the development risks, operational hazards and regulatory approvals applicable to our LNG and carbon capture and storage development, construction and operation activities and those of our third-party contractors and counterparties;
•technological innovation which may lessen our anticipated competitive advantage or demand for our offerings;
•the global demand for and price of LNG;

•the availability of LNG vessels worldwide;
•changes in legislation and regulations relating to the LNG and carbon capture industries, including environmental laws and regulations that impose significant compliance costs and liabilities;
•scope of implementation of carbon pricing regimes aimed at reducing greenhouse gas emissions;
•global development and maturation of emissions reduction credit markets;
•adverse changes to existing or proposed carbon tax incentive regimes;
•global pandemics, including the 2019 novel coronavirus (“COVID-19”) pandemic, the Russia-Ukraine conflict, the conflict in the Middle East, other sources of volatility in the energy markets and their impact on our business and operating results, including any disruptions in our operations or development of the Rio Grande LNG Facility and the health and safety of our employees, and on our customers, the global economy and the demand for LNG or carbon capture;
•risks related to doing business in and having counterparties in foreign countries;
•our ability to maintain the listing of our securities on the Nasdaq Capital Market or another securities exchange or quotation medium;
•changes adversely affecting the businesses in which we are engaged;
•management of growth;
•general economic conditions, including inflation and rising interest rates;
•our ability to generate cash; and
•the result of future financing efforts and applications for customary tax incentives.
Should one or more of the foregoing risks or uncertainties materialize in a way that negatively impacts us, or should the assumptions underlying our forward-looking statements prove incorrect, our actual results may vary materially from those anticipated in our forward-looking statements, and our business, financial condition and results of operations could be materially and adversely affected.
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

Summary of Risk Factors
We believe that the principal risks associated with our business, and consequently the principal risks associated with an investment in our common stock, are as follows:
Risks Related to our Business and the Industry in which we Operate
•The substantial amount of indebtedness incurred to finance construction of Phase 1 of the Rio Grande LNG Facility may adversely affect Rio Grande’s cash flow and its ability to operate its business, remain in compliance with debt covenants and make payments on its indebtedness.
•Restrictions in debt agreements may prevent certain beneficial transactions.
•Conducting a portion of our operations through joint ventures in which we do not have 100% ownership interest, and which are not operated solely for the benefit of our stockholders, exposes us and our stockholders to risks and uncertainties, many of which are outside of our control.
•Our projects are in the development and construction phases, and the success of such projects is unpredictable; as such, positive cash flows and even revenues will be several years away, if they occur at all.
•We will be required to seek additional debt and equity financing in the future to complete future phases of the Rio Grande LNG Facility and the development of CCS projects and may not be able to secure such financing on acceptable terms, or at all.
•There is substantial doubt about our ability to continue as a going concern.
•The Rio Grande LNG Facility’s operations will be substantially dependent on the development and operation of the Pipeline by Enbridge and its affiliates.
•We may be subject to risks related to doing business in, and having counterparties based in, foreign countries.
•Costs for the Rio Grande LNG Facility and CCS projects are subject to various factors.We will be dependent on third-party contractors for the successful completion of the Rio Grande LNG Facility and CCS projects, and these contractors may be unable to complete the Rio Grande LNG Facility or CCS projects or may build a non-conforming Rio Grande LNG Facility or CCS projects.
•Our ability to generate cash is substantially dependent upon us entering into satisfactory contracts with third parties and the performance of those third parties under those contracts.
•Our exposure to the performance and credit risks of counterparties may adversely affect our operating results, liquidity and access to financing.
•Our construction and operations activities will be subject to a number of development risks, operational hazards, regulatory approvals and other risks which may not be fully covered by insurance, and which could cause cost overruns and delays that could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.
•Failure of exported LNG to be a competitive source of energy for international markets could adversely affect our customers and could materially and adversely affect our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.
•Decreases in the global demand for and price of natural gas (versus the price of imported LNG) could lead to reduced development of LNG projects worldwide.
•There may be shortages of LNG vessels worldwide, which could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.
•The operation of the Rio Grande LNG Facility and any CCS project may be subject to significant operating hazards and uninsured risks, one or more of which may create significant liabilities and losses that could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.
Risks Related to Governmental Regulation
•The construction and operation of the Rio Grande LNG Facility remains subject to further governmental approvals, and some approvals may be subject to further conditions, review and/or revocation and other legal and regulatory risks, which may result in delays, increased costs or decreased cash flows.

•The Rio Grande LNG Facility will be subject to a number of environmental laws and regulations that impose significant compliance costs, and existing and future environmental and similar laws and regulations could result in increased compliance costs, liabilities or additional operating restrictions.
•Changes in legislation and regulations or interpretations thereof, such as those relating to the importation and exportation of LNG and incentives for reduction of emissions, could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects and could cause additional expenditures and delays in connection with the Rio Grande LNG Facility and CCS projects and their construction.
Risks Related to our Securities
•Raising additional capital may cause dilution to existing stockholders, restrict our operations or require us to relinquish rights. Additionally, sales of a substantial number of shares of our common stock or other securities in the public market could cause our stock price to fall.
•Our largest stockholders will substantially influence our Company for the foreseeable future, including the outcome of matters requiring shareholder approval, and such control may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.
•Increasing attention to environmental, social and governance matters may impact our business, financial results or stock price and climate change concerns may pose challenges to our operating model.

Part I

Item 1. Business
Company Overview and Formation
NextDecade Corporation, a Delaware corporation, is a Houston-based energy company primarily engaged in construction and development activities related to the liquefaction of natural gas and sale of LNG and the capture and storage of CO2 emissions. We are constructing and developing a natural gas liquefaction and export facility located in the Rio Grande Valley in Brownsville, Texas (the “Rio Grande LNG Facility”), which currently has three liquefaction trains and related infrastructure under construction. The Rio Grande LNG Facility has received Federal Energy Regulatory Commission (“FERC”) approval and Department of Energy (“DOE”) FTA and non-FTA authorizations for the construction of five liquefaction trains and LNG exports totaling 27 million tonnes per annum (“MTPA”). Liquefaction trains 1 through 3 and related infrastructure are currently under construction and liquefaction trains 4 and 5 at the Rio Grande LNG Facility are currently in development. We are also developing a planned carbon capture and storage (“CCS”) project at the Rio Grande LNG Facility and other potential CCS projects that would be located at third-party industrial facilities through our NEXT Carbon Solutions business.
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
Rio Grande
Through our partially owned subsidiary, Rio Grande, we are constructing the Rio Grande LNG Facility on the north shore of the Brownsville Ship Channel. The site is located on 984 acres of land which has been leased long-term and includes 15 thousand feet of frontage on the Brownsville Ship Channel. We believe the site is advantaged due to its proximity to abundant natural gas resources in the Permian Basin and Eagle Ford Shale, access to an uncongested waterway for vessel loading, and location in a region that has historically been subject to fewer and less severe weather events relative to other locations along the US Gulf Coast. The Rio Grande LNG Facility has been approved by the FERC and authorized by the DOE to export up to 27 MTPA of LNG from up to five liquefaction trains.
In July 2023, Rio Grande commenced construction on the first three liquefaction trains and related infrastructure (“Phase 1”) of the Rio Grande LNG Facility following a positive final investment decision (“FID”) and the closing of project financing by Rio Grande, which owns Phase 1 of the Rio Grande LNG Facility. Construction will be completed by Bechtel Energy Inc. (“Bechtel”) under fully wrapped, lump-sum turnkey engineering, procurement, and construction (“EPC”) contracts, and the facility will utilize APCI liquefaction technology, which is the predominant liquefaction technology utilized globally.
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
Rio Grande has entered into long-term LNG Sale and Purchase Agreements (“SPAs”) with nine creditworthy counterparties for aggregate volumes of approximately 16.2 MTPA of LNG, which is over 90% of the expected Phase 1 nameplate LNG production capacity. The SPAs have a weighted average term of 19.2 years. Under these SPAs, the customers will purchase LNG from Rio Grande for a price consisting of a fixed fee per MMBtu of LNG plus a variable fee per MMBtu of LNG, with the variable fees structured to cover the expected cost of natural gas plus fuel and other sourcing costs to produce LNG. In certain circumstances, customers may elect to cancel or suspend deliveries of LNG cargoes, in which case the customers would still be required to pay the fixed fee with respect to cargoes that are not delivered. A portion of the fixed fee under each SPA will be subject to annual adjustment for inflation. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific train; however, the commencement of the term of each SPA is tied to a specified train.

Rio Grande’s portfolio of LNG SPAs for Phase 1 of the Rio Grande LNG Facility is as follows:

Customer	Volume (mtpa)	Tenor (years)	Delivery Model (1)
TotalEnergies SE	5.4	20	FOB
Shell NA LNG LLC	2.0	20	FOB
ENN LNG Singapore Pte Ltd.	2.0	20	FOB
ENGIE S.A.	1.75	15	FOB
China Gas Hongda Energy Trading Co., LTD	1.0	20	FOB
Guangdong Energy Group	1.0	20	DES
Exxon Mobil LNG Asia Pacific	1.0	20	FOB
Galp Trading S.A.	1.0	20	FOB
Itochu Corporation	1.0	15	FOB
Total	16.15	19.2 years weighted average
(1) FOB - free on board; DES - delivered ex-ship
Each of these SPAs is currently effective, and deliveries of LNG under these SPAs will commence on the respective Date of First Commercial Delivery (“DFCD”), which is primarily tied to the substantial completion or guaranteed substantial completion dates of specific trains as defined in each SPA. In aggregate, the approximately 14.65 MTPA of Phase 1 Henry Hub-linked SPAs have average fixed fees, unadjusted for inflation, totaling approximately $1.8 billion expected to be paid annually.
Marketing of Uncontracted Volumes
Rio Grande expects to sell any commissioning LNG volumes and operational LNG volumes in excess of SPA volumes into the LNG market through spot, short-term, and medium-term agreements. Rio Grande has entered into certain time charter agreements and expects to enter into additional time charter agreements with vessel owners to provide shipping capacity for LNG sales related to its existing DES SPA, commissioning volumes, and expected portfolio volumes.
Engineering, Procurement and Construction (“EPC”)
Rio Grande entered into fully wrapped, lump-sum turnkey contracts with Bechtel, a well-established and reputable LNG engineering and construction firm, for the engineering, procurement, and construction of Phase 1 at the Rio Grande LNG Facility, under which Bechtel has generally guaranteed cost, performance, and schedule. Under the Phase 1 EPC contracts, Bechtel is responsible for the engineering, procurement, construction, commissioning, and startup of three liquefaction trains and related infrastructure.
On July 12, 2023, Rio Grande issued final notice to proceed to Bechtel under the EPC contracts for Phase 1. Total expected capital costs for Phase 1 are estimated to be approximately $18.0 billion, including estimated owner’s costs, contingencies, and financing costs, and including amounts spent prior to FID under limited notices to proceed.
Natural Gas Transportation and Supply
Rio Grande has entered into a firm transportation agreement for capacity on the Rio Bravo Pipeline to transport natural gas feedstock to the Rio Grande LNG Facility. The Rio Bravo Pipeline is being developed and will be constructed and operated by a wholly owned subsidiary of Enbridge Inc. (“Enbridge”). The Rio Bravo Pipeline will provide Rio Grande access to purchase natural gas supplies in the Agua Dulce area and will connect to six regional intra and interstate pipelines, giving Rio Grande access to prolific gas production from the Permian Basin and Eagle Ford Shale and providing significant flexibility to obtain competitively priced natural gas feedstock.
The Rio Bravo Pipeline is under development and is expected to be constructed and completed prior to the start of commissioning of Train 1 at the Rio Grande LNG Facility. Rio Grande has also entered into an agreement for capacity on an interruptible basis with Enbridge’s Valley Crossing Pipeline to provide redundant capacity for commissioning and operations.
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
Final Investment Decision on Train 4 and Train 5 at the Rio Grande LNG Facility
We expect to make a positive final investment decision and commencement of construction of Train 4 and related infrastructure, and subsequently Train 5 and related infrastructure, at the Rio Grande LNG Facility, subject to, among other things, finalizing and entering into EPC contracts, entering into appropriate commercial arrangements, and obtaining adequate financing to construct each train and related infrastructure. We have commenced certain pre-FID activities for Train 4, including the Front-end Engineering and Design ("FEED") and EPC contract processes with Bechtel.
TotalEnergies SE ("TotalEnergies") has LNG purchase options of 1.5 MTPA for each of Train 4 and Train 5. If TotalEnergies exercises its LNG purchase options, we currently estimate that an additional approximately 3 MTPA of LNG must be contracted on a long-term basis for each of Train 4 and Train 5 prior to making a positive final investment decision for the respective train. We continue to advance commercial discussions with various potential counterparties and expect to finalize commercial arrangements for Train 4 in the coming months to support a positive final investment decision on Train 4.
We expect to finance construction of Train 4 and associated infrastructure utilizing a combination of debt and equity funding. The Company expects to enter into bank facilities for the debt portion of the funding. In connection with consummating the Rio Grande Phase 1 equity joint venture, our equity partners each have options to invest in Train 4 and Train 5 equity, which, if exercised, would provide approximately 60% of the equity funding required for each of Train 4 and Train 5. Inclusive of these options, we currently expect to fund 40% of the equity commitments for each of Train 4 and Train 5, and to have an initial economic interest of 40% in each of Train 4 and Train 5, increasing to 60% after our equity partners achieve certain returns on their investments in the respective train. We expect to undertake the financing process for Train 4 after the EPC contract and commercial arrangements are finalized.
Governmental Permits, Approvals and Authorizations
We are required to obtain governmental approvals and authorizations to implement our proposed business strategy, which includes the design, construction and operation of the Rio Grande LNG Facility and the export of LNG from the U.S. to foreign countries. The design, siting, construction and operation of LNG export facilities and the export of LNG is a regulated activity and is subject to Section 3 of the Natural Gas Act (the "NGA"). Federal law has bifurcated regulatory jurisdiction of LNG export activities. The FERC has jurisdiction to authorize the siting, construction and operation of LNG export facilities. The DOE has jurisdiction over the import and export of the natural gas commodity, including natural gas in the form of LNG. The FERC also has jurisdiction over the siting, construction and operation of interstate natural gas pipelines under Section 7 of the NGA and regulates interstate pipelines’ rates and terms and conditions of service under Sections 4 and 5 of the NGA. In 2002, the FERC established a policy of not regulating the terms and conditions of service for LNG import or export facilities or requiring that LNG import or export facilities operate as “open access” facilities for all customers. The Energy Policy Act of 2005, which amended the NGA, codified this policy until January 1, 2015, and the FERC has not indicated that it intends to depart from its policy of not regulating the terms or conditions of service or requiring that LNG import or export facilities operate on an open access basis.
Although the FERC acts as the lead agency with jurisdiction over LNG import and export facilities, other federal and state agencies act as cooperating agencies, coordinating with the FERC to evaluate applications for LNG export facilities. These agencies include the U.S. Department of Transportation’s Pipeline and Hazardous Materials Safety Administration (the “PHMSA”), the U.S. Coast Guard (the “Coast Guard”), the U.S. Army Corps of Engineers, the U.S. Environmental Protection Agency, the International Boundary and Water Commission and other federal agencies with jurisdiction over potential environmental impacts of LNG export facility construction and operation. Certain federal laws, such as the Clean Water Act, the Clean Air Act and the Coastal Zone Management Act, delegate authority over certain actions to state agencies, like the Texas Commission on Environmental Quality and the Railroad Commission of Texas. In reviewing an application for an LNG import or export facility or an interstate natural gas pipeline, the FERC also works with these state agencies that have jurisdiction over certain aspects of LNG facility or interstate natural gas pipeline construction or operation.
In particular, the PHMSA has established safety standards for interstate natural gas pipelines and LNG facilities. Similarly, the Coast Guard has established safety regulations for marine operations at LNG facilities and the operation of LNG carriers. The FERC, the PHMSA and the Coast Guard entered into a Memorandum of Understanding in 2004 that establishes the FERC’s primary role in evaluating LNG facility applications and defines the process for coordinating the review of an LNG import or export facility application with the PHMSA and the Coast Guard. In 2018, the FERC and the

PHMSA entered into a separate Memorandum of Understanding that establishes the process and timeline by which the PHMSA should determine whether an LNG facility will meet the PHMSA’s LNG safety siting standards.
We have obtained all major permits required to build the Rio Grande LNG Facility and export LNG, including FERC approval and DOE FTA and non-FTA authorizations for the construction of five liquefaction trains and LNG exports totaling 27 MTPA.
On November 22, 2019, we received the Order from FERC authorizing the siting, construction and operation of the Rio Grande LNG Facility.  On August 13, 2020, the FERC approved the change of the design for the Rio Grande LNG Facility from six trains to five trains. On September 22, 2021, Rio Grande received the U.S. Army Corps of Engineers Permit issued under CWA Section 404/RHA – Section 10.
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
Following receipt of the FERC Order, two requests for re-hearing were filed. One of those requests for rehearing also requested that the FERC stay the Order. On January 23, 2020, the FERC issued its Order on Rehearing and Stay in which the FERC rejected all challenges presented in the requests for rehearing and the request for stay of the Order.  The parties who filed the requests for re-hearing petitioned the U.S. Court of Appeals for the District of Columbia (“D.C. Circuit”) to review the Order and the order denying rehearing. On August 3, 2021, the D.C. Circuit denied all petitions, except for two technical issues dealing with environmental justice and GHG emissions, which were remanded to the FERC for further consideration. The D.C. Circuit did so without vacatur, and accordingly, the Rio Grande LNG Facility's authorization from the FERC remains legally valid and enforceable.  A second appeal was also filed with the same court by the same parties, seeking a review of the FERC letter order amending the Order to account for the design change from six to five trains but the petitioners moved to voluntarily dismiss this appeal on August 23, 2021. On April 21, 2023, FERC issued its order responding to the D.C. Circuit’s remand of the FERC Order, reaffirming its prior finding that the siting, construction, and operation of the Rio Grande LNG Facility is not inconsistent with the public interest (“Remand Order”). Parties sought rehearing of the Remand Order, which FERC denied by operation of law on June 22, 2023, and subsequently issued a substantive order on the merits upholding the conclusions in the Remand Order, and its reaffirmation of the FERC Order. On August 17, 2023, parties petitioned the D.C. Circuit for review of the Remand Order, which is still pending.
On November 24, 2023, a motion was filed with FERC to stay construction of the Rio Grande LNG Facility, which FERC denied on January 24, 2024. On February 2, 2024, parties filed a motion of the D.C Circuit to stay construction of the Rio Grande LNG Facility, which is still pending with the D.C. Circuit.
Parties also filed a similar appeal in the Fifth Circuit in respect to the U.S. Army Corps of Engineers permit issued pursuant to Section 404 of the Clean Water Act. On January 5, 2023, the court fully denied the appeal rejecting each of the challengers’ arguments.
On November 17, 2021, Rio Grande filed a Limited Amendment with the FERC, seeking authorization to incorporate carbon capture and storage systems, which would enable Rio Grande to voluntarily capture and permanently store at least 90% of the CO2 expected to be generated at the Rio Grande LNG Facility. Once captured, the CO2 is expected to be transported to an underground geologic formation permitted by the U.S. Environmental Protection Agency (“EPA”) and relevant Texas agencies via the existing underground injection control (“UIC”) Class VI permitting regime for geologic sequestration of CO2. On April 14, 2023, FERC issued a notice that it was suspending its environmental analysis of the Limited Amendment, citing the need for additional information regarding the carbon capture systems. The Limited Amendment is pending with FERC.
On October 14, 2022, Rio Grande received from FERC a two-year extension of time, until November 22, 2028, to complete construction of the Rio Grande LNG Facility and place it into service. Rio Grande’s initial order had required that Rio Grande complete construction of the Rio Grande LNG Facility within seven years of the date of the Order, by November 22, 2026. Rio Grande sought an extension of this deadline, explaining to FERC that despite NextDecade’s efforts to develop the Rio Grande LNG Facility, the COVID-19 pandemic impacted NextDecade’s ability to secure sufficient offtake agreements to reach a positive investment decision and commence construction of the Rio Grande LNG Facility. FERC found that this demonstrated good cause to extend the commencement of construction deadline, and accordingly approved Rio Grande’s request.

NEXT Carbon Solutions
Carbon capture and storage (“CCS”) is the process of (i) capturing CO2 at an emissions source, (ii) compressing the CO2 for transportation and (iii) safely injecting the compressed CO2 into deep rock formations at a suitable site, where it is permanently stored and subsequently monitored according to EPA standards and requirements. The Paris Agreement is a multilateral, binding agreement that brings nations together in a common cause to combat climate change and adapt to its effects. We believe that deploying CCS equipment and technology is key to achieving global reductions in greenhouse gas emissions (which includes CO2 among other gases), a goal of the Paris Agreement.
NEXT Carbon Solutions is developing a proposed end-to-end CCS solutions for power plants and other industrial facilities that emit CO2 as a byproduct of various processes within their operations. Without a CCS solution, the emitted CO2 would otherwise be released to the atmosphere. Leveraging our team’s engineering and project management experience, we have developed proprietary processes focused on post-combustion carbon capture that are expected to lower the capital and operating costs of deploying CCS at industrial facilities, thereby making such potential projects more economically viable. We have proposed a CCS project at the Rio Grande LNG Facility, and we expect to partner with third parties to invest in the deployment of CCS technologies to capture and permanently store CO2 emissions at their facilities.
Service Offerings and Potential Market
NEXT Carbon Solutions’ proprietary CCS processes will use an amine absorption system, one of the most common methods used for such purposes. Derived from extensive engineering efforts, our proprietary CCS processes are designed to generate the following expected benefits as compared to existing alternatives:
•Enable CO2 capture up to an expected 95% of emissions generated from a source facility;
•Competitive cost (both capital and operating expenditures) of post-combustion CCS;
•Use proven technology and equipment to capture CO2 emissions at scale;
•Minimize energy requirements;
•Substantially reduce or, in some cases, eliminate consumption of fresh-water; and
•Reduce the land footprint required by the CCS facility.
Our proprietary CCS processes do not include new equipment or technology. We have designed novel proposed applications of existing industrial-scale equipment to reduce the expected capital and operating expenditures associated with the CCS process applied at scale. These novel proposed designs and processes are covered by a portfolio of awarded and pending patents and are the intellectual property of the Company. NEXT Carbon Solutions proposed project designs are focused on the treatment and cooling stages of CO2-rich flue gas and therefore agnostic to amine type, allowing us to work with multiple third party providers to optimize the proposed projects and maintain their anticipated benefits.
Our proposed end-to-end CCS offering includes the design, development, construction and operation of the capture, transportation, and storage components of a carbon capture and storage project.
NEXT Carbon Solutions' marketing efforts for proposed projects are primarily focused on existing industrial facilities with emissions greater than one million tonnes of CO2 per annum and located proximally with saline aquifers with adequate storage capacity. There are more than 600 facilities in the United States that produce more than one million tonnes of CO2 per annum, representing a very robust addressable market. We believe the optimal transportation and storage component of our projects is a point-to-point design, whereby CO2 captured from a source facility is permanently stored in a proximate and dedicated saline aquifer storage site. CO2 storage hubs also represent a viable CO2 storage alternative. Our analysis indicates that source emitters of greater than one million tonnes per annum are sufficient in size to support a point-to-point sequestration project and could serve as an anchor customer for the eventual development of a storage hub.
Potential Sources of Value
Integrated deployment of CCS processes at a source facility has the potential to generate value from a variety of sources including: government incentives, such as the Internal Revenue Code Section 45Q tax credit, build out and marketing of a portfolio of low cost, independently verified carbon credits, premiums resulting from more environmentally friendly products, such as products with a lower carbon footprint or intensity, and, in certain potential commercial arrangements, increased market share earned by the source facility following CCS deployment.
We can offer prospective customers a variety of proposed commercial structures, which are aimed at providing sufficient flexibility to balance customers’ ESG and financial goals, commercial appetite, risk profiles, investing strategies, and capital availability. We also believe that some of our prospective customers may have significant financial upside due to improved competitive position resulting from a full integration of the source facility with CCS processes, and we will seek to share in this value creation when applicable. Further, we believe that current market conditions, incentives provided in the United States and prospective regulation in foreign countries, represent a unique opportunity for NEXT Carbon Solutions to develop a portfolio of CCS projects that would eventually generate meaningful financial returns to our shareholders. NEXT Carbon Solutions expects to negotiate commercial terms with prospective customers on a case-by-case basis depending on the unique characteristics of the relevant source facility.
Competition
We are subject to a high degree of competition in all aspects of our business. See “Item 1.A — Risk Factors —Competition in the energy industry is intense, and some of our competitors have greater financial, technological and other resources.”
The Rio Grande LNG Facility will compete with liquefaction facilities worldwide to supply economically advantaged LNG to the global market. In this market, we will compete with a variety of companies, such as independent, technology-driven companies, state-owned companies, and other independent oil and natural gas companies and utilities. Many of these competitors have longer operating histories, more development experience, greater name recognition, greater access to the LNG market, more employees, and substantially greater financial, technical and marketing resources than we currently possess.
NEXT Carbon Solutions will compete with other providers of CCS services, including traditional original end manufacturers, EPC firms and midstream transportation and storage companies in offering CCS solutions. Our competitors in the CCS space may have longer operating histories, more development experience, greater name recognition, greater access to the CCS market, more employees and substantially greater financial, technical and marketing resources than we currently possess.
Employees
As of December 31, 2023, we had 147 full-time employees and 13 independent contractors. We utilize independent contractors on an as-needed basis and have no collective bargaining agreements with our employees.
Offices
Our principal executive offices are located at 1000 Louisiana St., Suite 3900, Houston, Texas, 77002, and our telephone number is (713) 574-1880.
Available Information
Our internet website address is www.next-decade.com. We intend to use our website as a means of disclosing information for complying with disclosure obligations under Regulation FD. Such disclosures will be included on our website under the heading “Investors.” Accordingly, investors should monitor such portion of our website, in addition to following our press releases and SEC filings. Within our website under the heading “Investors,” we make available free of charge our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed with or furnished to the SEC under applicable securities laws. These materials are made available as soon as reasonably practical after we electronically file such materials with or furnish such materials to the SEC. Information on our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this document. In addition, we intend to disclose on our website any amendments to, or waivers from, our Code of Conduct and Ethics that are required to be publicly disclosed pursuant to rules of the SEC.
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

Rio Grande has incurred a substantial amount of indebtedness. This substantial level of indebtedness increases the possibility that Rio Grande may be unable to generate cash sufficient to pay, when due, the principal or interest on such indebtedness or to refinance such indebtedness ahead of its scheduled maturity. This indebtedness and obligations thereunder could have other important consequences to you as a stockholder. For example:
•any failure to comply with the obligations of any of Rio Grande’s debt instruments, including financial and other restrictive covenants, could result in an event of default under the applicable instrument;
•Rio Grande may be more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse change in government regulation affecting Rio Grande’s ability to pay obligations when due;
•Rio Grande may need to dedicate a substantial portion of its future cashflow from operations to payments on indebtedness, thereby reducing the availability of cash flows to fund working capital, capital expenditures, acquisitions, other general corporate purposes and any future dividends or share repurchases;
•the ability to refinance Rio Grande’s indebtedness will depend on the condition of credit markets and capital markets, and its financial condition at such time. Any refinancing could be at higher interest rates and may require compliance with more onerous covenants, which could further restrict business operations;
•we may have limited flexibility in planning for, or reacting to, changes in Rio Grande’s business and the industry in which it operates; and
•our indebtedness may place Rio Grande at a competitive disadvantage compared to its competitors that have less debt.
Restrictions in debt agreements may prevent certain beneficial transactions.
In addition to restrictions on the ability of Rio Grande to make distributions or incur additional indebtedness, the agreements governing Rio Grande’s indebtedness also contain various other covenants that may prevent it from engaging in beneficial transactions, including limitations on the ability of Rio Grande or certain of its subsidiaries to:
•make distributions or certain investments;
•incur additional indebtedness;
•purchase, redeem or retire equity interests;
•sell or transfer assets;
•incur liens;
•enter into transactions with affiliates; and
•consolidate, merge, sell or lease all or substantially all of its assets.
A breach of the covenants and other restrictions in any of Rio Grande’s indebtedness could result in an event of default thereunder. Such a default may allow the holders of such indebtedness to accelerate the related indebtedness which may result in foreclosure on Rio Grande’s assets.
Additionally, NextDecade LLC has entered into a credit agreement (the “NextDecade Credit Agreement”) that provides for a $50 million revolving loan facility. The NextDecade Credit Agreement includes covenants that, among other things, limit the ability of NextDecade LLC to incur additional indebtedness, make certain investments or pay dividends or distributions on equity interests or subordinated indebtedness or purchase, redeem, or retire equity interests, sell or transfer assets, incur liens or dissolve, liquidate, consolidate, merge. Upon the occurrence and continuation of an event of default under the NextDecade Credit Agreement (and after all applicable cure periods have elapsed), the required lenders may, by notice to NextDecade LLC accelerate the loans thereunder, suspend or terminate all outstanding loan commitments under the NextDecade Credit Agreement and exercise remedies in respect of the collateral.

Conducting a portion of our operations through joint ventures in which we do not have 100% ownership interest, and which are not operated solely for the benefit of our stockholders, exposes us and our stockholders to risks and uncertainties, many of which are outside of our control.
We currently operate parts of our business through a joint venture, Rio Grande LNG Intermediate Holdings, LLC (“Intermediate Holdings”) in which we do not have 100% ownership interest, and we may enter into additional joint ventures in the future. Joint ventures and minority investments inherently involve a lesser degree of control over business operations, thereby potentially increasing the financial, legal, operational and/or compliance risks associated with the joint venture or minority investment. For example, except for the Member Reserved Matters (as defined below), the affairs of Intermediate Holdings will otherwise be managed by a board of managers (the “Intermediate Holdings Board”). The Intermediate Holdings Board will be composed of up to four managers appointed by the NextDecade Member (the “Class A Managers”), including one Class A Manager designated by Global LNG North America Corp., a subsidiary of TotalEnergies SE, and managers appointed by members holding a minimum percentage of the Class B limited liability company interests in Intermediate Holdings (the “Class B Managers”). Approval of any matter by the Intermediate Holdings Board will require the consent of a majority of the Class A Managers voting on the matter and Class B Managers representing a majority of the Class B limited liability company interests in Intermediate Holdings voting for such matter, as applicable; provided that (i) certain specified “qualified matters,” “supermajority matters,” and “unanimous matters” are reserved to the approval of the members of Intermediate Holdings (the "Member Reserved Matters") holding a requisite percentage of the applicable classes of limited liability company interests in Intermediate Holdings, and (ii) related party transactions will be subject to approval in accordance with the procedures specified in the JV Agreement.  Pursuant to the JV Agreement, the NextDecade Member will be entitled to receive up to approximately 20.8% of distributions of available cash of Intermediate Holdings to its members during operations; provided, that a majority of the Intermediate Holdings distributions to which the NextDecade Member is otherwise entitled will be paid for any distribution period only after the Financial Investors receive an agreed distribution threshold in respect of such distribution period and certain other deficit payments from prior distribution periods, if any, are made. Any such shortfall in distributions that the NextDecade Member would otherwise have been entitled to will accrue as an arrearage to be paid out in future periods in which Intermediate Holdings meets the applicable target distribution threshold for the Financial Investors. Challenges and risks presented by joint venture structures not otherwise present with respect to our wholly-owned subsidiaries and direct operations, include:
•our joint ventures may fail to generate the expected financial results, and the return may be insufficient to justify our investment of effort and/or funds;
•we may not control the joint ventures or our venture partners may hold veto rights over certain actions;
•the level of oversight, control and access to management information we are able to exercise with respect to these operations may be lower compared to our wholly-owned businesses, which may increase uncertainty relating to the financial condition of these operations, including the credit risk profile;
•we may experience impasses or disputes with our joint venture partners on certain decisions, which could require us to expend additional resources to resolve such impasses or disputes, including litigation or arbitration;
•we may not have control over the timing or amount of distributions from the joint ventures;
•our joint venture partners may have business or economic interests that are inconsistent with ours and may take actions contrary to our interests;
•our joint venture partners may fail to fund capital contributions or fail to fulfill their obligations as partners;
•the arrangements governing our joint ventures may contain restrictions on the conduct of our business and may contain certain conditions or milestone events that may never be satisfied or achieved;
•we may suffer losses as a result of actions taken by our venture partners with respect to our joint ventures; and
•it may be difficult for us to exit joint ventures if an impasse arises or if we desire to sell our interest for any reason.
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
Our projects are in the development and construction phases, and the success of such projects is unpredictable; as such, positive cash flows and even revenues will be several years away, if they occur at all.
We are not expected to generate cash flow, or even obtain revenues, from our LNG liquefaction and export activities unless and until the Rio Grande LNG Facility is operational. Additionally, we do not expect to generate cash flow from our CCS projects until we install CCS systems at the Rio Grande LNG Facility or on third-party industrial facilities. Accordingly, distributions to investors may be limited, delayed, or non-existent.
Our cash flow and consequently our ability to distribute earnings will be dependent upon our ability to complete Phase 1 of the Rio Grande LNG Facility and future phases of development and implement CCS systems and thereafter generate cash and net operating income from operations. Rio Grande’s ability to complete the Rio Grande LNG Facility, as discussed further below, is dependent upon, among other things, performance of third-party contractors and customers under their agreements with Rio Grande. NEXT Carbon Solutions’ ability to install CCS systems at third-party industrial facilities, as discussed further below, is dependent on the development of front-end engineering and design (“FEED”) offerings and contracting with third parties to install CCS systems in their industrial facilities. We do not expect Rio Grande to generate any revenue until the completion of construction of Phase 1 of the Rio Grande LNG Facility or NEXT Carbon Solutions to generate any revenue until successful installation of CCS systems at third-party facilities. After Phase 1 of the Rio Grande LNG Facility is completed or our CCS systems are installed in third-party industrial facilities, financing and numerous other factors may reduce our cash flow. As a result, we may not make distributions of any amount or any distributions may be delayed.
We will be required to seek additional debt and equity financing in the future to complete future phases of the Rio Grande LNG Facility and the development of CCS projects and may not be able to secure such financing on acceptable terms, or at all.
Since we will be unable to generate any revenue while we are in the development and construction stages, which will be for multiple years with respect to Phase 1 of the Rio Grande LNG Facility, we will need additional financing to provide the capital required to execute our business plan. We will need significant additional funding to develop and construct future phases of the Rio Grande LNG Facility and CCS projects as well as for working capital requirements and other operating and general corporate purposes.
Our ability to obtain the capital necessary to fund development and construction of future projects will depend on the condition of the credit and capital markets, which could become constrained due to factors outside our control. There can be no assurance that we will be able to raise sufficient capital on acceptable terms, or at all. If sufficient capital is not available on satisfactory terms, we may be required to delay, scale back or eliminate the development of business opportunities, and our operations and financial condition may be adversely affected to a significant extent.
Additional debt financing for future phases of development at the Rio Grande LNG Facility, if obtained, may involve agreements that include liens on subsequent trains or other assets and covenants limiting or restricting our ability to take specific actions, such as paying dividends or making distributions, incurring additional debt, acquiring or disposing of assets and increasing expenses. Debt financing would also be required to be repaid regardless of our operating results.
In addition, the ability to obtain financing for future phases of the Rio Grande LNG Facility is expected to be contingent upon, among other things, entry into EPC agreements for construction of subsequent trains and sufficient long-term commercial agreements prior to the commencement of construction. For additional information regarding our ability to enter into such agreements, see “— Our ability to generate cash is substantially dependent upon us entering into satisfactory contracts with third parties and the performance of those third parties under those contracts.”

There is substantial doubt about our ability to continue as a going concern.
We have incurred operating losses since our inception and management expects operating losses and negative cash flows to continue for the foreseeable future and, as a result, we will require additional capital to fund our operations and execute our business plan. As of December 31, 2023, the Company had $38.2 million in cash and cash equivalents, which may not be sufficient to fund the Company's planned operations through one year after the date the consolidated financial statements are issued. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern. The analysis used to determine the Company's ability to continue as a going concern does not include cash sources outside of the Company's direct control that management expects to be available within the next twelve months.
Our ability to continue as a going concern is dependent upon our ability to obtain sufficient funding through additional debt or equity financing and to manage operating and overhead costs. There can be no assurance that we will be able to raise sufficient capital on acceptable or favorable terms to the Company, or at all.
The Rio Grande LNG Facility’s operations will be substantially dependent on the development and operation of the Pipeline by Enbridge and its affiliates.
The Rio Grande LNG Facility will be dependent on a pipeline owned by an affiliate of Enbridge (the “Transporter”) for the delivery of all of its natural gas. The Pipeline is currently in development and its construction will require the Transporter to secure rights-of-way along the proposed Pipeline route. It is possible that, in negotiating to secure these rights-of-way, the Transporter encounters recalcitrant landowners or competitive projects, which could result in additional time needed to secure the Pipeline route and, consequently, delays in, or abandonment of, its construction. Construction of the Pipeline could be delayed or abandoned for any of many other reasons, such as it becoming economically disadvantageous to the Transporter, a failure to obtain or maintain all necessary permits, approvals and licenses for the construction and operation, mechanical or structural failures, inadvertent damages during construction, natural disasters, or any terrorist attack, including cyberterrorism, affecting the Pipeline or the Transporter. Any such delays in the construction of the Pipeline could delay the development of the Rio Grande LNG Facility and its becoming operational.
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
Any disruption caused by these factors could harm our business, results of operations, financial condition, liquidity and prospects. Risks associated with potential operations, commitments and investments outside of the U.S. include but are not limited to risks of:
•currency exchange restrictions and currency fluctuations;
•war or terrorist attack;
•expropriation or nationalization of assets;
•renegotiation or nullification of existing contracts or international trade arrangements;
•changing political conditions;
•macro-economic conditions impacting key markets and sources of supply;
•changing laws and policies affecting trade, taxation, incentives, financial regulation, immigration, and investment, including laws and policies regarding the verification and trading of carbon capture credits;
•the implementation of tariffs by the U.S. or foreign countries in which we do business;
•duplicative taxation by different governments;
•general hazards associated with the assertion of sovereignty over areas in which operations are conducted, transactions occur, or counterparties are located; and
•the unexpected credit rating downgrade of countries in which our LNG customers are based.

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
Costs for the Rio Grande LNG Facility and CCS projects are subject to various factors.
Construction costs for the Rio Grande LNG Facility and CCS projects will be subject to various factors such as economic and market conditions, government policy, claims and litigation risk, competition, the final terms of any definitive agreement for services with EPC service providers, change orders, delays in construction, legal and regulatory requirements, unanticipated regulatory delays, site issues, increased component and material costs, escalation of labor costs, labor disputes, increased spending to maintain construction schedules and other factors. In particular, costs are expected to be substantially affected by:
•global prices of nickel, steel, concrete, pipe, aluminum and other component parts of the Rio Grande LNG Facility or CCS projects and the contractual terms upon which our contractors are able to source and procure required materials;
•any U.S. import tariffs or quotas on steel, aluminum, pipe or other component parts of the Rio Grande LNG Facility or CCS projects, which may raise the prices of certain materials used in the Rio Grande LNG Facility;
•commodity and consumer prices (principally, natural gas, crude oil and fuels that compete with them in our target markets) on which our economic assumptions are based;
•the exchange rate of the U.S. Dollar with other currencies;
•changes in regulatory regimes in the U.S. and the countries to which we will be authorized to sell LNG;
•changes in regulatory regimes in the U.S. and the countries that seek to develop and regulate a market for the trading of global carbon capture credits;
•levels of competition in the U.S. and worldwide;
•changes in the tax regimes in the countries to which we sell LNG or in which we operate;
•cost inflation relating to the personnel, materials and equipment used in our operations;
•delays caused by events of force majeure or unforeseeable climatic events;
•interest rates; and
•synergy benefits associated with the development of multiple phases of the Rio Grande LNG Facility using identical design and construction philosophies.
Our EPC agreements for Phase 1 allocate certain cost risks to Bechtel; however, events related to the above activities may cause actual costs of the Rio Grande LNG Facility to vary from the range, combination and timing of assumptions used for projected costs of the Rio Grande LNG Facility, in addition to affecting our willingness to make a positive FID on future phases of development at the Rio Grande LNG Facility or on CCS projects. Such variations may be material and adverse, and an investor may lose all or a portion of its investment.
We will be dependent on third-party contractors for the successful completion of the Rio Grande LNG Facility and CCS projects, and these contractors may be unable to complete the Rio Grande LNG Facility or CCS projects or may build a non-conforming Rio Grande LNG Facility or CCS projects.
The construction of the Rio Grande LNG Facility is expected to take several years, will be confined to a limited geographic area and could be subject to delays, cost overruns, labor disputes and other factors that could adversely affect financial performance or impair our ability to execute our scheduled business plan.
Timely and cost-effective completion of the Rio Grande LNG Facility and any CCS projects in conformity with agreed-upon specifications will be highly dependent upon the performance of third-party contractors pursuant to their agreements. We have not yet entered into definitive agreements with certain of the contractors, advisors and consultants necessary for the development and construction for future phases of development at the Rio Grande LNG Facility or any CCS projects. We may not be able to successfully enter into such construction agreements on terms or at prices that are acceptable to us.

Further, faulty construction that does not conform to our design and quality standards may have an adverse effect on our business, results of operations, financial condition and prospects. For example, improper equipment installation may lead to a shortened life of our equipment, increased operations and maintenance costs or a reduced availability or production capacity of the affected facility. The ability of our third-party contractors to perform successfully under any agreements to be entered into is dependent on a number of factors, including force majeure events and such contractors’ ability to:
•design, engineer and receive critical components and equipment necessary for the Rio Grande LNG Facility and CCS projects to operate in accordance with specifications and address any start-up and operational issues that may arise in connection with the commencement of commercial operations;
•attract, develop and retain skilled personnel and engage and retain third-party subcontractors, and address any labor issues that may arise;
•post required construction bonds and comply with the terms thereof, and maintain their own financial condition, including adequate working capital;
•adhere to any warranties the contractors provide in their EPC contracts; and
•respond to difficulties such as equipment failure, delivery delays, schedule changes and failure to perform by subcontractors, some of which are beyond their control, and manage the construction process generally, including engaging and retaining third-party contractors, coordinating with other contractors and regulatory agencies and dealing with inclement weather conditions.
Furthermore, we may have disagreements with our third-party contractors about different elements of the construction process, which could lead to the assertion of rights and remedies under the related contracts, resulting in a contractor’s unwillingness to perform further work on the relevant project. We may also face difficulties in commissioning a newly constructed facility at the Rio Grande LNG Facility. Any of the foregoing issues or significant project delays in the development or construction of the Rio Grande LNG Facility and, to the extent applicable, CCS projects could materially and adversely affect our business, results of operations, financial condition and prospects.
Our ability to generate cash is substantially dependent upon us entering into satisfactory contracts with third parties and the performance of those third parties under those contracts.
We have entered into nine commercial arrangements with customers for products and services from the Rio Grande LNG Facility, each of which is subject to preconditions including the Rio Grande LNG Facility becoming operational. We are dependent on each customer’s continued willingness and ability to perform its obligations under its sale and purchase agreement. We are also exposed to the credit risk of any guarantor of these customers’ obligations under their respective sale and purchase agreement in the event that we must seek recourse under a guaranty. If any customer fails to perform its obligations under its sale and purchase agreement, our business, contracts, financial condition, operating results, cash flow, liquidity and prospects could be materially and adversely affected, even if we were ultimately successful in seeking damages from that customer or its guarantor for a breach of the sale and purchase agreement.
We have not yet entered into any definitive commercial arrangements with third parties desiring to install our CCS systems in their industrial facilities. We also have not entered into, and may never be able to enter into, satisfactory commercial arrangements with third-party suppliers of feedstock or other required supplies to the Rio Grande LNG Facility.
Our business strategy regarding how and when the Rio Grande LNG Facility’s export capacity or, LNG produced by the Rio Grande LNG Facility, or CCS systems are marketed may change based on market factors. Without limitation, our business strategy may change due to inability to enter into agreements with customers or based on our or market participants’ views regarding future supply and demand of LNG, prices, available worldwide natural gas liquefaction capacity or regasification capacity, the availability and efficiency of a market for carbon capture credits or other factors. If efforts to market LNG produced by the Rio Grande LNG Facility, the Rio Grande LNG Facility’s expansion export capacity, or our CCS systems are not successful, our business, results of operations, financial condition and prospects may be materially and adversely affected.

Our exposure to the performance and credit risks of counterparties may adversely affect our operating results, liquidity and access to financing.
Our operations involve our entering into various construction, purchase and sale, supply and other transactions with numerous third parties. In such arrangements, we will be exposed to the performance and credit risks of our counterparties, including the risk that one or more counterparties fail to perform their obligations under the applicable agreement. Some of these risks may increase during periods of commodity price volatility. In some cases, we will be dependent on a single counterparty or a small group of counterparties, all of whom may be similarly affected by changes in economic and other conditions. These risks include, but are not limited to, risks related to the construction discussed above in “We will be dependent on third-party contractors for the successful completion of the Rio Grande LNG Facility and CCS projects, and these contractors may be unable to complete the Rio Grande LNG Facility or CCS projects or may build a non-conforming Rio Grande LNG Facility or CCS projects.” Defaults by suppliers, customers and other counterparties may adversely affect our operating results, liquidity and access to additional financing.
Our construction and operations activities will be subject to a number of development risks, operational hazards, regulatory approvals and other risks which may not be fully covered by insurance, and which could cause cost overruns and delays that could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.
Development and construction of the Rio Grande LNG Facility and CCS projects will be subject to the risks of delay or cost overruns inherent in any construction project resulting from numerous factors, including, but not limited to, the following:
•difficulties or delays in obtaining, or failure to obtain, sufficient debt or equity financing on reasonable terms;
•failure to obtain or maintain all necessary government and third-party permits, approvals and licenses, or to comply with all the terms and conditions of those authorizations, for the construction and operation of the Rio Grande LNG Facility and CCS projects;
•failure to obtain or maintain commercial agreements that generate sufficient revenue to support the financing and construction of the Rio Grande LNG Facility or CCS projects;
•difficulties in engaging qualified contractors necessary to the construction of the contemplated Rio Grande LNG Facility or CCS projects;
•shortages of equipment, materials or skilled labor;
•natural disasters and catastrophes, such as hurricanes, explosions, fires, floods, industrial accidents and terrorism;
•delays in the delivery of ordered materials;
•work stoppages and labor disputes;
•opposition from environmental and social groups, landowners, tribal groups, local groups and other advocates could result in organized protests, attempts to block or sabotage our construction activities or operations, intervention in regulatory or administrative proceedings involving our assets, or lawsuits or other actions designed to prevent, disrupt or delay the construction or operation of the Rio Grande LNG Facility or CCS projects;
•competition with other domestic and international LNG export facilities;
•unanticipated changes in domestic and international market demand for and supply of natural gas and LNG, which will depend in part on supplies of and prices for alternative energy sources and the discovery of new sources of natural resources;
•insufficiency in domestic and international market demand for verified carbon capture credits;
•unexpected or unanticipated additional improvements; and
•adverse general economic conditions.
Delays beyond the estimated development periods, as well as cost overruns, could increase the cost of completion beyond the amounts that are currently estimated, which could require us to obtain additional sources of financing to fund the activities until the Rio Grande LNG Facility is constructed and operational, which could cause further delays. The need for additional financing may also make the Rio Grande LNG Facility uneconomic. Any delay in completion of the Rio Grande LNG Facility may also cause a delay in the receipt of revenues projected from the Rio Grande LNG Facility or cause a loss of one or more customers. As a result, any significant construction delay, whatever the cause, could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.

Rio Grande LNG Facility operations will be subject to all of the hazards inherent in the receipt and processing of natural gas to LNG, and associated short-term storage including:
•damage to pipelines and plants, related equipment, loading terminal, and surrounding properties caused by hurricanes, tornadoes, floods, fires and other natural disasters, acts of terrorism and acts of third parties;
•damage from subsurface and/or waterway activity (for example, sedimentation of shipping channel access);
•leaks of natural gas, or natural gas liquids, or losses of natural gas, or natural gas liquids, as a result of the malfunction of equipment or facilities;
•fires, ruptures and explosions;
•other hazards that could also result in personal injury and loss of life, pollution and suspension of operations; and
•hazards experienced by other operators that may affect our operations by instigating increased regulations and oversight.
Any of these risks could adversely affect our ability to conduct operations or result in substantial loss to us as a result of claims for:
•injury or loss of life;
•damage to and destruction of property, natural resources and equipment;
•pollution and other environmental damage;
•regulatory investigations and penalties;
•suspension of our operations;
•failure to perform contractual obligations; and
•repair and remediation costs.
Due to the scale of the Rio Grande LNG Facility, we may encounter capacity limits in insurance markets, thereby limiting our ability to economically obtain insurance with our desired level of coverage limits and terms. With respect to the Rio Grande LNG Facility or CCS projects, we may elect not to obtain insurance for any or all of these risks if we believe that the cost of available insurance is excessive relative to the risks presented. In addition, contractual liabilities and pollution and environmental risks generally are not fully insurable. The occurrence of an event that is not fully covered by insurance could have a material adverse effect on our business, financial condition and results of operations.
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
Our success will depend on our ability to create and maintain a competitive position in the natural gas liquefaction and carbon capture and storage industries. We do not have any exclusive rights to any of the liquefaction technologies that we will be utilizing in the Rio Grande LNG Facility. In addition, the LNG technology we are using in the Rio Grande LNG Facility may face competition due to the technological advances of other companies or solutions, including more efficient and cost-effective processes or entirely different approaches developed by one or more of our competitors or others. Although we have applied for and obtained patents relating to our CCS processes and rely on other procedures to protect our intellectual property, we may be unable to prevent third parties from utilizing our intellectual property; see “— We depend on our intellectual property for our CCS projects, and our failure to protect that intellectual property could adversely affect the future growth and success of our CCS business.”
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
Operations of the Rio Grande LNG Facility will be dependent upon our ability to deliver LNG supplies from the U.S., which is primarily dependent upon LNG being a competitive source of energy internationally. The success of the Rio Grande LNG Facility is dependent, in part, on the extent to which LNG can, for significant periods and in significant volumes, be supplied from North America and delivered to international markets at a lower cost than the cost of alternative energy sources. Through the use of improved exploration technologies, additional sources of natural gas may be discovered outside the U.S., which could increase the available supply of natural gas outside the U.S. and could result in natural gas in those markets being available at a lower cost than that of LNG exported to those markets. The price of domestic natural gas, which is subject to change for reasons outside our control, also affects the competitiveness of U.S.-sourced LNG exports.

Additionally, the Rio Grande LNG Facility will be subject to the risk of LNG price competition at times when we need to replace any existing LNG sale and purchase contract, whether due to natural expiration, default or otherwise, or enter into new LNG sale and purchase contracts. Factors relating to competition may prevent us from entering into a new or replacement LNG sale and purchase contract on economically comparable terms as prior LNG sale and purchase contracts, or at all. Factors which may negatively affect potential demand for LNG from our liquefaction projects are diverse and include, among others:
•increases in worldwide LNG production capacity and availability of LNG for market supply;
•decreases in demand for LNG or increases in demand for LNG, but at levels below those required to maintain current price equilibrium with respect to supply;
•increases in the cost of natural gas feedstock supplied to any project;
•decreases in the cost of competing sources of natural gas or alternate sources of energy such as coal, heavy fuel oil, diesel, nuclear, hydroelectric, wind and solar;
•decrease in the price of non-U.S. LNG, including decreases in price as a result of contracts indexed to lower oil prices;
•increases in capacity and utilization of nuclear power and related facilities;
•increases in the cost of LNG shipping; and
•displacement of LNG by pipeline natural gas or alternate fuels in locations where access to these energy sources is not currently available.
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
As a result of these and other factors, LNG may not be a competitive source of energy internationally. The failure of LNG to be a competitive supply alternative to local natural gas, oil and other alternative energy sources in markets accessible to our customers could adversely affect the ability of our customers to deliver LNG from the U.S. on a commercial basis. Any significant impediment to the ability to deliver LNG from the U.S. generally or from the Rio Grande LNG Facility specifically could have a material adverse effect on our customers and our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.
Decreases in the global demand for and price of natural gas (versus the price of imported LNG) could lead to reduced development of LNG projects worldwide.
We are subject to risks associated with the development, operation and financing of domestic LNG facilities. The development of domestic LNG facilities and projects is generally based on assumptions about the future price of natural gas and LNG and the conditions of the global natural gas and LNG markets. Natural gas and LNG prices have been, and are likely to remain in the future, volatile and subject to wide fluctuations that are difficult to predict. As a result, our activities will expose us to risks of commodity price movements, which we believe could be mitigated by entering into long-term LNG sales contracts. There can be no assurance that we will be successful in entering into or maintaining long-term LNG sales contracts. Additionally, the global LNG market could shift toward the use of shorter-term LNG sales contracts.
Fluctuations in commodity prices may create a mismatch between natural gas and petroleum prices, which could have a significant impact on our future revenues. Commodity prices and volumes are volatile due to many factors over which we have no control, including competing liquefaction capacity in North America; the international supply and receiving capacity of LNG; LNG marine transportation capacity; weather conditions affecting production or transportation of LNG from the Rio Grande LNG Facility; domestic and global demand for natural gas; the effect of government regulation on the production, transportation and sale of natural gas; oil and natural gas exploration and production activities; the development of and changes in the cost of alternative energy sources for natural gas and political and economic conditions worldwide.
Our activities are also dependent on the price and availability of materials for the construction of the Rio Grande LNG Facility, such as nickel, aluminum, pipe, and steel, which may be subject to import tariffs in the U.S. market and are all also subject to factors affecting commodity prices and volumes. In addition, authorities with jurisdiction over wholesale power rates in the U.S., Europe and elsewhere, as well as independent system operators overseeing some of these markets, may impose price limitations, bidding rules and other mechanisms which may adversely impact or otherwise limit trading margins and lead to diminished opportunities for gain. We cannot predict the impact energy trading may have on our business, results of operations or financial condition.
Further, the development of the Rio Grande LNG Facility takes a substantial amount of time, requires significant capital investment, may be delayed by unforeseen and uncontrollable factors and is dependent on our financial viability and ability to market LNG internationally.
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
Many competing companies have secured access to, or are pursuing development or acquisition of, LNG facilities and deployment of carbon capture processes in North America. We may face competition from major energy companies and others in pursuing our proposed business strategy. Some of these competitors have longer operating histories, more development experience, greater name recognition, superior tax incentives, more employees and substantially greater financial, technical and marketing resources than we currently possess. NEXT Carbon Solutions will compete with other providers of CCS services, traditional original equipment manufacturers, EPC firms and midstream transportation and storage companies in offering CCS solutions.  Our competitors in the CCS space may have greater financial, technical and marketing resources than we currently possess.  The superior resources that some of these competitors have available for deployment could allow them to compete successfully against us, which could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.
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
The construction and delivery of LNG vessels requires significant capital and long construction lead times, and the availability of the vessels could be delayed to the detriment of our business and customers due to the following:
•an inadequate number of shipyards constructing LNG vessels and a backlog of orders at these shipyards;
•political or economic disturbances in the countries where the vessels are being constructed;
•changes in governmental regulations or maritime self-regulatory organizations;
•work stoppages or other labor disturbances at the shipyards;
•bankruptcies or other financial crises of shipbuilders;
•quality or engineering problems;
•weather interference or catastrophic events, such as a major earthquake, tsunami, or fire; or
•shortages of or delays in the receipt of necessary construction materials.
We will rely on third-party engineers to estimate the future capacity ratings and performance capabilities of the Rio Grande LNG Facility and CCS projects, and these estimates may prove to be inaccurate.
We will rely on third parties for the design and engineering services underlying our estimates of the future capacity ratings and performance capabilities of the Rio Grande LNG Facility and CCS projects. Any of such facilities, when constructed, may not have the capacity ratings and performance capabilities that we intend or estimate. Failure of any of our facilities to achieve our intended capacity ratings and performance capabilities could prevent us from achieving the commercial start dates or otherwise impact the generation of revenue under our future commercial agreements and could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

Carbon credit markets may not develop as quickly or efficiently as we anticipate or at all.
The continued development of global carbon credit marketplaces will be crucial for the successful deployment of our CCS processes, as we expect carbon credits to be a significant source of future revenue. The efficiency of the voluntary carbon credit market is currently affected by several concerns, including insufficiency of demand, the risk that reduction credits could be counted multiple times and a lack of standardization of credit verification. Delayed development of a global carbon credit market could negatively impact the commercial viability of our CCS projects and could limit the growth of the business and adversely impact our financial condition and future results.
The operation of the Rio Grande LNG Facility and any CCS project may be subject to significant operating hazards and uninsured risks, one or more of which may create significant liabilities and losses that could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.
The plan of operations for the Rio Grande LNG Facility is subject to the inherent risks associated with LNG operations, including explosions, pollution, release of toxic substances, fires, hurricanes and other adverse weather conditions, and other hazards, each of which could result in significant delays in commencement or interruptions of operations and/or result in damage to or destruction of the Rio Grande LNG Facility and assets or damage to persons and property.  These risks may similarly affect CCS projects and their host facilities.
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
The number of potential LNG customers is limited. Some potential purchasers of the LNG to be produced from the Rio Grande LNG Facility are new to the LNG business and have limited experience in the industry. We will be reliant upon the ability of these customers to enter into satisfactory downstream arrangements in their home markets for the licenses to import and sell regasified LNG. Some of these jurisdictions are heavily regulated and dominated by state entities. In certain instances, customers may require credit enhancement measures in order to satisfy project-financing requirements.
Objections from local communities or environmental groups can delay the Rio Grande LNG Facility.
Some local communities and/or environmental groups have voiced opposition to the proposed construction and operation of the Rio Grande LNG Facility as negatively impacting the environment, wildlife, cultural heritage sites or the public health of residents. Objections from local communities or environmental groups could cause delays, limit access to or increase the cost of construction capital, cause reputational damage and impede us in obtaining or renewing permits.  For instance, environmental activists have attempted to intervene in the permitting process of the Rio Grande LNG Facility and persuade regulators to deny necessary permits or seek to overturn permits that have been issued. These third-party actions can materially increase the costs and cause delays in the permitting process and could cause us to not proceed with the development of the Rio Grande LNG Facility.
The Rio Grande LNG Facility will be dependent on the availability of gas supply at the Agua Dulce supply area.
The Pipeline is expected to collect and transport natural gas to the Rio Grande LNG Facility. The header system at the upstream end of the Pipeline is expected to have multiple interconnects to the existing natural gas pipeline grid located in the Agua Dulce supply area (the “Agua Dulce Hub”). The Agua Dulce Hub includes deliveries from, but not limited to, ConocoPhillips' 1,100-mile South Texas intrastate and gas gathering pipeline system and ExxonMobil’s 925 MMcf/d King Ranch processing facility. As the Pipeline system interconnects are expected to be relatively close to the Agua Dulce Hub, it is expected that gas will be available for purchase in large volumes at commercially acceptable prices. Nonetheless, disruptions in upstream supply sources or increased market demand could impact the availability of gas supply to the Pipeline header system, which would result in curtailments at the Rio Grande LNG Facility.
Each liquefaction train for the Rio Grande LNG Facility is expected to involve the transportation on the Pipeline for liquefaction of approximately 0.9 Bcf/day of natural gas, for a total of 4.5 Bcf/day for five liquefaction trains at full build-out. Gas sales agreements for the supply of these volumes could entail negotiations with multiple parties for firm and interruptible gas supply and transportation services to the Pipeline header system, as well as pipeline interconnects and ancillary operational agreements. Delays caused by third parties in the course of negotiating agreements and constructing the required interconnects could delay the start of commercial operations for the Rio Grande LNG Facility.

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
Risks Related to Governmental Regulation
The construction and operation of the Rio Grande LNG Facility remains subject to further governmental approvals, and some approvals may be subject to further conditions, review and/or revocation and other legal and regulatory risks, which may result in delays, increased costs or decreased cash flows.
We are required to obtain governmental approvals and authorizations to implement our proposed business strategy, which includes the design, construction and operation of the Rio Grande LNG Facility and the export of LNG from the U.S. to foreign countries. As described above under “Business− Governmental Permits, Approvals and Authorizations,” the design, construction and operation of LNG export facilities is a highly regulated activity in the U.S., subject to a number of permitting requirements, regulatory approvals and ongoing safety and operational compliance programs. There is no guarantee that we will obtain or, once obtained, maintain these governmental authorizations, approvals and permits. While the FERC has authorized the construction and operation of the Rio Grande LNG Facility, additional approvals from FERC Staff will be required as we proceed with its construction and commissioning. Failure to obtain, or failure to obtain on a timely basis, or failure to maintain any of these governmental authorizations, approvals and permits could have a material adverse effect on our business, results of operations, financial condition and prospects.
Authorizations obtained from the FERC, the DOE and other federal and state regulatory agencies also contain ongoing conditions and compliance requirements, and additional approval and permit requirements may be imposed. We do not know whether or when any such approvals or permits can be obtained, or whether any existing or potential interventions or other actions by third parties will interfere with our ability to obtain and maintain such permits or approvals. If we are unable to obtain and maintain the necessary approvals and permits, including as a result of untimely notices or filings, we may not be able to recover our investment in the Rio Grande LNG Facility. Additionally, government disruptions, such as a U.S. government shutdown or the lack of quorum to issue decisions in regulatory agencies, may delay or halt our ability to obtain and maintain necessary approvals and permits. There is no assurance that we will obtain and maintain these governmental permits, approvals and authorizations, or that we will be able to obtain them on a timely basis, and failure to obtain and maintain any of these permits, approvals or authorizations could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects. In the future, additional regulatory approvals may be required or significant costs may be incurred due to changes in laws and regulations or for other reasons.
In addition, some of these governmental authorizations, approvals and permits require extensive environmental review. We cannot predict or control whether our authorizations, approvals or permits will attract significant opposition or whether the permitting process will be lengthened due to complexities and appeals. Some groups have perceived, and other groups could perceive, that the proposed construction and operation of the Rio Grande LNG Facility could negatively impact the environment or cultural heritage sites. Objections from such groups could cause delays, damage to reputation and difficulties in obtaining governmental authorizations, approvals or permits or prevent the obtaining of such authorizations, approvals or permits altogether. Although the necessary authorizations, approvals and permits to construct and operate the Rio Grande LNG Facility have been obtained, such authorizations, approvals and permits may be subject to ongoing conditions imposed by regulatory agencies or may be subject to legal proceedings not involving us, which is customary for U.S. LNG projects.

The Rio Grande LNG Facility will be subject to a number of environmental laws and regulations that impose significant compliance costs, and existing and future environmental and similar laws and regulations could result in increased compliance costs, liabilities or additional operating restrictions.
Our business will be subject to extensive federal, state and local regulations and laws, including regulations and restrictions on discharges and releases to the air, land and water and the handling, storage and disposal of hazardous materials and wastes in connection with the development, construction and operation of the Rio Grande LNG Facility.  Failure to comply with these regulations and laws could result in the imposition of administrative, civil and criminal sanctions.
These regulations and laws, which include the federal Clean Air Act, the Oil Pollution Act, the National Environmental Policy Act, the Clean Water Act, the Safe Drinking Water Act, the Endangered Species Act, the Natural Gas Pipeline Safety Act and the Resource Conservation and Recovery Act, and analogous state and local laws and regulations, will restrict, prohibit or otherwise regulate the types, quantities and concentration of substances that can be released into the environment in connection with the construction and operation of our facilities. Additionally, these regulations and laws will require and have required us to obtain and maintain permits, with respect to our facilities, prepare environmental impact assessments, provide governmental authorities with access to our facilities for inspection and provide reports related to compliance. Violation of these laws and regulations could lead to substantial liabilities, fines and penalties, the denial or revocation of permits necessary for our operations, governmental orders to shut down our facilities or to capital expenditures related to pollution control or remediation equipment that could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects. Federal and state laws impose liability, without regard to fault or the lawfulness of the original conduct, for the release of certain types or quantities of hazardous substances into the environment. As the owner and operator of the Rio Grande LNG Facility and CCS systems, we could be liable for the costs of cleaning up hazardous substances released into the environment and for damage to natural resources.
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
Changes in legislation and regulations or interpretations thereof, such as those relating to the importation and exportation of LNG and incentives for reduction of emissions, could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects and could cause additional expenditures and delays in connection with the Rio Grande LNG Facility and CCS projects and their construction.
The laws, rules and regulations applicable to our business, including federal agencies’ interpretations of and policies under such laws rules and regulations, are subject to change, either through new or modified regulations enacted on the federal, state or local level or by a change in policy of the agencies charged with enforcing such regulations. For example, the provisions of the Energy Policy Act of 2005 that codified the FERC’s policy of not regulating the terms and conditions of service for LNG import or export facilities expired in 2015. Although the FERC has not indicated that it intends to depart from this policy, there can be no assurance it will not do so in the future. The nature and extent of any changes in these laws, rules, regulations and policies may be unpredictable and may have material adverse effects on our business. Future legislation and regulations or changes in existing legislation and regulations, or interpretations thereof, such as those relating to (i)  the liquefaction, storage, or regasification of LNG, or its transportation, and (ii) the capture of CO2, its transportation and sequestration, could cause additional expenditures, restrictions and delays in connection with our operations as well as other future projects, the extent of which cannot be predicted and which may require us to limit substantially, delay or cease operations in some circumstances. Revised, reinterpreted or additional laws and regulations that result in increased compliance costs or additional operating costs and restrictions could have a material adverse effect on our business, the ability to expand our business, including into new markets, results of operations, financial condition, liquidity and prospects.

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
Our LNG and CCS activities are in the construction stage and development stage, respectively, and have not historically generated any revenue; consequently, as of December 31, 2023, we had significant deferred tax assets primarily resulting from net operating losses for federal income tax purposes. See Note 15 — Income Taxes in Notes to Consolidated Financial Statements. To the extent we are not able to monetize federal income tax credits that we generate under Section 45Q or a successor provision, either by transferring such credit or electing to receive a direct payment equal to such credit, we would have to take such federal income tax credits against our taxable income.  There is no assurance that we will be able to transfer these federal income tax credits or generate taxable income or otherwise be able to monetize the value represented by these federal income tax credits.
Our ability to utilize our net operating loss carryforwards (“NOLs”) may be limited as a result of ownership changes under Section 382 of the Code.
The Tax Reform Act of 1986 (as amended) contains provisions that limit the utilization of NOL and tax credit carryforwards if there has been a change in ownership as described in Section 382 of the Internal Revenue Code (“Section 382”).  Such an ownership change occurs if the aggregate stock ownership of certain stockholders, generally stockholders beneficially owning five percent or more of a corporation’s common stock, applying certain look-through and aggregation rules, increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period, generally three years. Substantial changes in the Company's ownership have occurred that may limit or reduce the amount of NOL carryforwards that the Company could utilize in the future to offset taxable income. At December 31, 2023, we had federal net operating loss (“NOL”) carryforwards of approximately $260.7 million. Approximately $26.1 million of these NOL carryforwards will expire between 2034 and 2038.
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
Our common stock is currently listed on Nasdaq. However, we cannot assure you that we will be able to comply with the continued listing standards of Nasdaq. If we fail to comply with the continued listing standards of Nasdaq, our common stock may become subject to delisting. If Nasdaq delists our common stock from trading on its exchange for failure to meet the continued listing standards, we and our stockholders could face significant material adverse consequences including:
•a limited availability of market quotations for our securities;
•a limited amount of analyst coverage; and
•a decreased ability for us to issue additional securities or obtain additional financing in the future.
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
The securities markets in general and our common stock have experienced significant price and volume volatility. The market price and trading volume of our common stock may continue to experience significant fluctuations due not only to general stock market conditions but also to a change in sentiment in the market regarding our operations, business prospects or those of companies in our industry. In addition to the other risk factors discussed in this section, the price and volume volatility of our common stock may be affected by:
•domestic and worldwide supply of and demand for natural gas and corresponding fluctuations in the price of natural gas;
•fluctuations in our quarterly or annual financial results or those of other companies in our industry;
•issuance of additional equity securities which causes further dilution to stockholders;

•sales of a high volume of shares of our common stock by our stockholders (including sales by our directors, executive officers, and other employees) or the perception or expectation that such sales may occur;
•short sales, hedging, and other derivative transactions on shares of our common stock;
•the volume of shares of our common stock available for public sale;
•operating and stock price performance of companies that investors deem comparable to us;
•events affecting other companies that the market deems comparable to us;
•changes in government regulation or proposals applicable to us;
•actual or potential non-performance by any customer or a counterparty under any agreement;
•announcements made by us or our competitors of significant contracts;
•changes in accounting standards, policies, guidance, interpretations or principles;
•general conditions in the industries in which we operate;
•general economic conditions; and
•the failure of securities analysts to cover our common stock or changes in financial or other estimates by analysts.
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
As of March 4, 2024, affiliates of York Capital Management, L.P., TotalEnergies SE, Valinor Capital Partners, L.P., HGC NEXT INV LLC and Ninteenth Investment Company (collectively, the “Large Stockholders”) beneficially own, in the aggregate, approximately 60% of the combined voting power of our outstanding shares of common stock. Additionally, four members of our Board of Directors are affiliated with certain of Large Stockholders. As a result, the Large Stockholders have the ability to influence the election of our directors and the outcome of corporate actions requiring stockholder approval, such as: (i) a merger or a sale of our Company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our articles of incorporation and bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders with interests different from those entities and individuals. The Large Stockholders also have significant control over our business, policies and affairs by their affiliates serving as directors of our Company. They may also exert influence in delaying or preventing a change in control of the Company, even if such change in control would benefit the other stockholders of the Company. In addition, the significant concentration of stock ownership may adversely affect the market value of the Company’s common stock due to investors’ perception that conflicts of interest may exist or arise.
The exercise of outstanding warrants may have a dilutive effect on our common stock.
We issued warrants together with the issuances of our Convertible Preferred Stock (the “Common Stock Warrants”). As of December 31, 2023, the outstanding Common Stock Warrants represented the right to acquire in the aggregate a number of shares of our common stock equal to approximately 71 basis points (0.71%) of all outstanding shares of Company common stock, measured on a fully diluted basis, on the applicable exercise date with a strike price of $0.01 per share.
The Common Stock Warrants have a fixed three-year term that commenced on the closings of the issuances of the associated Convertible Preferred Stock. The Common Stock Warrants may only be exercised by holders of the Common Stock Warrants at the expiration of such three-year term.
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
Provisions of the Certificate of Incorporation and our Amended and Restated Bylaws (the “Bylaws”) may discourage, delay or prevent a merger, acquisition or other change in control that stockholders might otherwise consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. In addition, these provisions may frustrate or prevent any attempt by our stockholders to replace or remove our current management by making it more difficult to replace or remove our Board of Directors. Among other things, these provisions include:
•elimination of our stockholders’ ability to call special meetings of stockholders;
•elimination of our stockholders’ ability to act by written consent;
•an advance notice requirement for stockholder proposals and nominations for members of our Board of Directors;
•a classified Board of Directors, the members of which serve staggered three-year terms;
•the express authority of our Board of Directors to make, alter or repeal the Bylaws;
•the authority of our Board of Directors to determine the number of director seats on our Board of Directors; and
•the authority of our Board of Directors to issue preferred stock with such terms as it may determine.

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
In October 2020, we announced that we have developed proprietary CCS processes, which we intend to deploy at the Rio Grande LNG Facility to significantly reduce its expected CO2 emissions. However, the Rio Grande LNG Facility CCS project may ultimately be unsuccessful or, even if successful, may not satisfy the demands or expectations of certain members of the investing community focused on ESG matters.
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

General Risk Factors
The COVID-19 pandemic, Russia-Ukraine conflict, conflict in the Middle East and other sources of volatility in the energy markets may materially and adversely affect our business, financial condition, operating results, cash flow, liquidity and prospects, including our efforts to reach a final investment decision with respect to the Rio Grande LNG Facility.
The COVID-19 pandemic has resulted in significant disruption globally. Actions taken by various governmental authorities, individuals and companies around the world to prevent the spread of COVID-19 have restricted travel, business operations, and the overall level of individual movement and in-person interaction across the globe. Furthermore, the impact of the pandemic, including its effect on the demand for natural gas, led to significant global economic contraction generally and in our industry in particular. Prospects for the development and financing of the Rio Grande LNG Facility are based in part on factors including global economic conditions that have been, and are likely to continue to be, adversely affected by the COVID-19 pandemic.
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
In February 2022, Russia, one of the world’s largest producers of natural gas, launched an invasion of Ukraine. These actions resulted in a number of countries, including the United States and members of the European Union, announcing sanctions against Russia. Additionally, the Nord Stream 2 gas pipeline project, which was built to provide 55 billion cubic meters of natural gas to Europe annually, has been affected by geopolitical issues and incurred damage that has been investigated as possible sabotage. The current geopolitical climate in Europe is unstable and conflict may further escalate. While it is difficult to anticipate the impact the sanctions announced to date may have on our operations, any further sanctions imposed or actions taken by the U.S. or other countries, and any retaliatory measures by Russia in response, such as restrictions on energy supplies from Russia to countries in the region, could have a significant and uncertain impact on the natural gas industry. In addition, the Israel-Hamas war and maritime attacks in the Red Sea have caused further geopolitical uncertainty, especially as it related to the energy industry.
A sustained disruption in the capital markets from the COVID-19 pandemic or the Russia-Ukraine conflict and hostilities in the Middle East, specifically with respect to the energy industry, could negatively impact our ability to raise capital. In the past, we have financed our operations by the issuance of equity and equity-based securities. However, we cannot predict when macro-economic disruption stemming from COVID-19 or outbreaks of variants of the virus or geopolitical uncertainty may occur. This macro-economic disruption may disrupt our ability to raise additional capital to finance our operations in the future, which could materially and adversely affect our business, financial condition and prospects, and could ultimately cause our business to fail.
The COVID-19 pandemic and Russia-Ukraine conflict may also have the effect of heightening many of the other risks described in this Annual Report on Form 10-K, such as risks related to the development of the CCS projects and the Rio Grande LNG Facility, including postponement in making a positive FID on the Rio Grande LNG Facility, doing business in foreign countries, obtaining governmental approvals, and exported LNG remaining a competitive source of energy for international markets, global demand for and price of natural gas, and fluctuation in the price of our common stock.
The extent to which COVID-19 ultimately impacts our business, results of operations and financial condition depends on future developments, which are uncertain and cannot be predicted, including, but not limited to, the duration and spread of COVID-19, its severity, the actions to contain COVID-19 or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.  Additionally, the ultimate outcome of Russia’s invasion of Ukraine, including resulting tensions among the United States, North Atlantic Treaty Organization and Russia, disruption to the production and supply of natural gas throughout Europe, cyberwarfare and economic instability, could impact our operations or disrupt our ability to access the capital markets.  The duration of the impact of the COVID-19 pandemic, the Russia-Ukraine conflict and hostilities in the Middle East is uncertain, and we may continue to experience materially adverse impacts to our business as a result of their global economic impact, including any recession that has occurred or may occur in the future, and lasting effects on the price of natural gas.

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
Terrorist attacks, including cyberterrorism, or military campaigns involving us or our projects could result in delays in, or cancellation of, construction or closure of the Rio Grande LNG Facility.
A terrorist or military incident involving the Rio Grande LNG Facility or any industrial facility that hosts a CCS project may result in delays in, or cancellation of, construction of the Rio Grande LNG Facility or the relevant CCS project, which would increase our costs and prevent us from obtaining expected cash flows. A terrorist incident could also result in temporary or permanent closure of the Rio Grande LNG Facility or such host industrial facility, which could increase costs and decrease cash flows, depending on the duration of the closure. Operations at the Rio Grande LNG Facility and CCS projects could also become subject to increased governmental scrutiny that may result in additional security measures at a significant incremental cost. In addition, the threat of terrorism and the impact of military campaigns may lead to continued volatility in prices for natural gas that could adversely affect our business and customers, including the ability of our suppliers or customers to satisfy their respective obligations under our commercial agreements. Instability in the financial markets as a result of terrorism, including cyberterrorism, or war, including the Russia-Ukraine conflict or hostilities in the Middle East, could also materially adversely affect our ability to raise capital. The continuation of these developments may subject our construction and operations to increased risks, as well as increased costs, and, depending on their ultimate magnitude, could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
Our cybersecurity program is an important component of our broader risk management strategy in which cyber risk has been identified and is actively managed with preventive and mitigating measures. We design and assess our cybersecurity program based on the National Institute of Standards and Technology's Cybersecurity Framework, ISO 27001, and industry-specific regulations. This does not imply that we meet any particular technical standards, specification or requirements, but rather that we use these frameworks as a guide to help us identify, assess and manage cybersecurity risks relevant to our business.
On an ongoing basis, we assess our people, processes, and technology, and when necessary, modify the overall program in order to meet the demands of the ever-changing cyber risk environment. As part of our regular training and readiness program, we conduct phishing and penetration testing campaigns in order to ensure that our employees are familiar with all types of phishing emails and similar threats.
Our data is dynamically backed up to mitigate against data loss. To prevent unauthorized access and data breaches, we encrypt sensitive data both in transit and at rest and we have also implemented access controls and multi-factor authentication to ensure that only authorized personnel can access sensitive information. We also utilize third-party information technology systems vendors to conduct constant network and endpoint monitoring.
We develop and implement robust cybersecurity policies and procedures that address access control, data encryption, use of assets, and data protection. We ensure that all employees, contractors, and third-party vendors adhere to these policies and receive training on cybersecurity best practices.

Governance
Our cybersecurity function resides within the broader security function and reports to the Vice President of Health, Safety, Security & Environmental (“VP HSSE”), who is responsible for the delivery of a robust and risk-based cybersecurity program. The Senior Manager of Cybersecurity, reporting to the VP HSSE, is responsible for all activities, including improvements, incident response, and investigation. Cyber governance oversight is provided by the Audit Committee of the Board of Directors. The Audit Committee discusses with management our cybersecurity risk exposures and the steps management has taken to mitigate such exposures, including our risk assessment and risk management policies.
Incident Response Reporting
Our strength in incident response reporting lies in our proactive and transparent approach to addressing cybersecurity incidents swiftly and effectively. We focus on preventative measures to reduce the likelihood of a cybersecurity incident and we have a robust response and recovery program and a cross-functional response team, which would be activated in the event of an incident to manage and reduce the escalation of the incident. We have established a robust incident response framework that enables us to detect, respond to, and mitigate threats with precision and speed. Our strategy involves clear communication channels, defined roles and responsibilities, and regular drills and simulations to ensure readiness.
When an incident occurs, we adhere to strict reporting protocols, promptly notifying appropriate regulatory authorities and affected customers and stakeholders, while maintaining transparency and accountability throughout the process, which allows us to not only mitigate the impact of cyber threats but also demonstrate our commitment to cybersecurity risk prevention and response.
During the year ended December 31, 2023, there were no cybersecurity incidents or threats that materially affected our business, results of operations or financial condition.
Item 2. Properties
We currently lease approximately 90,000 square feet of office space for general and administrative purposes in Houston, Texas under a lease agreement that expires on December 31, 2035.
Rio Grande has entered into a lease agreement (the “Rio Grande Site Lease”) with the Brownsville Navigation District of Cameron County, Texas (“BND”) pursuant to which Rio Grande has leased approximately 984 acres of land situated in Brownsville, Cameron County, Texas for the purposes of constructing, operating, and maintaining the Rio Grande LNG Facility and gas treatment and gas pipeline facilities. The initial term of the Rio Grande Site Lease expires on July 12, 2053 (the “Primary Term”). Rio Grande has the option to renew and extend the term of the Rio Grande Site Lease beyond the Primary Term for up to two consecutive renewal periods of ten years each provided that it has not caused an event of default under the Rio Grande Site Lease.
We do not own or lease any other real property that is materially important to our business. We believe that our current properties are adequate for our current needs and that additional office space will be available when and as needed.
Item 3.   Legal Proceedings
As of December 31, 2023, management was not aware of any claims or legal actions that, separately or in the aggregate, are likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows, although the Company cannot guarantee that a material adverse event will not occur.
Item 4.   Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information, Holders and Dividends
Our common stock trades on Nasdaq under the symbol “NEXT.”
As of March 4, 2024, 256.7 million shares of Company common stock were outstanding held by approximately 68 record owners. All shares of Company common stock held in street name are recorded in our stock register as being held by one stockholder.
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
Purchase of Equity Securities by the Issuer
The following table summarizes stock repurchases for the three months ended December 31, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as a Part of Publicly Announced Plans	Maximum Number of Units That May Yet Be Purchased Under the Plans
October 2023	—	$—	—	—
November 2023	609	$4.35	—	—
December 2023	3,247	$5.23	—	—
(1)Represents shares of Company common stock surrendered to us by participants in our 2017 Omnibus Incentive Plan (the “2017 Plan”) to settle the participants’ personal tax liabilities that resulted from the lapsing of restrictions on shares awarded to the participants under the 2017 Plan.
(2)The price paid per share of Company common stock was based on the closing trading price of Company common stock on the dates on which we repurchased shares of Company common stock from the participants under the 2017 Plan.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Introduction
The following discussion and analysis presents management’s view of our business, financial condition and overall performance and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes in “Financial Statements and Supplementary Data.” This information is intended to provide investors with an understanding of our past performance, current financial condition and outlook for the future. Our discussion and analysis include the following subjects:
•Overview of Business
•Overview of Significant Events
•Liquidity and Capital Resources
•Contractual Obligations
•Results of Operations
•Summary of Critical Accounting Estimates
•Recent Accounting Standards
Overview of Business
NextDecade Corporation engages in construction and development activities related to the liquefaction and sale of LNG and the capture and storage of CO2 emissions. We are constructing and developing a natural gas liquefaction and export facility located in the Rio Grande Valley in Brownsville, Texas (the “Rio Grande LNG Facility”), which currently has three liquefaction trains and related infrastructure (“Phase 1”) under construction, and two additional liquefaction trains in development. We are also developing a planned carbon capture and storage (“CCS”) project at the Rio Grande LNG Facility and other potential CCS projects that would be located at third-party industrial facilities through our NEXT Carbon Solutions business.
Overview of Significant Events
Development and Construction
•On July 12, 2023, the Company announced a positive FID to construct Phase 1 of the Rio Grande LNG Facility, and Rio Grande issued full notice to proceed (“NTP”) to Bechtel under the EPC contracts for Phase 1.
◦Expected capital project costs total $18.0 billion and include EPC costs, owner’s costs and contingencies, dredging for the Brazos Island Harbor Channel Improvement Project, conservation of more than 4,000 acres of wetland, installation of utilities, and interest during construction and other financing costs..
•Under the EPC contracts with Bechtel, Phase 1 progress is tracked for Train 1, Train 2, and the common facilities on a combined basis and Train 3 on a separate basis. As of January 2024:
◦The overall project completion percentage for Trains 1 and 2 and the common facilities of the Rio Grande LNG Facility was 14.3%, which is in line with the schedule under the EPC contract. Within this project completion percentage, engineering was 47.9% complete, procurement was 26.8% complete, and construction was 1.0% complete.
◦The overall project completion percentage for Train 3 of the Rio Grande LNG Facility was 4.4%, based on preliminary schedules, which is also in line with the schedule under the EPC contract. Within this project completion percentage, engineering was 3.4% complete, procurement was 10.6% complete, and construction was 0.0% complete.
Strategic and Commercial
•In January 2023, Rio Grande entered into a 15-year LNG SPA with Itochu Corporation (“Itochu”) for the supply of 1.0 MTPA of LNG, indexed to Henry Hub and sold on a free-on-board (“FOB”) basis from the Rio Grande LNG Facility.

•In June 2023, Rio Grande entered into a 20-year LNG SPA with TotalEnergies SE (“TotalEnergies”) for the supply of 5.4 MTPA of LNG, indexed to Henry Hub and sold on an FOB basis from the Rio Grande LNG Facility.
•We have started the front-end engineering and design (“FEED”) and EPC contract processes with Bechtel for Train 4 and are progressing numerous discussions with potential buyers of LNG to provide commercial support for Train 4.
Financial
•In February 2023, we sold approximately 5.8 million shares of our common stock for gross proceeds of $35 million to HGC NEXT INV LLC and Ninteenth Investment Company.
•In June 2023, we entered into a common stock purchase agreement for three private placements with Global LNG North America Corp., an affiliate of TotalEnergies, pursuant to which we sold a total of approximately 44.9 million shares of our common stock for an aggregate purchase price of $219.4 million in three transactions occurring in June, July and September 2023.
•On July 12, 2023, in conjunction with the positive FID of Phase 1 of the Rio Grande LNG Facility, we and certain of our subsidiaries closed an approximately $18.4 billion project financing for Phase 1. This financing underscores the critical role that LNG and natural gas are expected to play in the global energy transition and included the closing of:
◦A joint venture agreement which included approximately $5.9 billion of financial commitments from Global Infrastructure Partners (GIP), GIC, Mubadala Investment Company, and TotalEnergies;
◦A commitment by the Company to invest approximately $283 million in Phase 1, which was completed in September 2023 and included $125 million of pre-FID capital investments and additional funds contributed from the proceeds of sales of the Company’s common stock to an affiliate of TotalEnergies;
◦Senior secured non-recourse bank credit facilities of $11.6 billion with a 7-year maturity, consisting of $11.1 billion in construction term loans and a $500 million working capital facility; and
◦An offering of $700 million senior secured non-recourse private placement notes, which will mature in July 2033 and will accrue interest at a fixed rate of 6.67%.
•We hold equity interests in the Phase 1 joint venture that entitle us to receive up to 20.8% of the distributions of available cash during operations.
•Rio Grande has entered into several transactions to refinance a portion of the Phase 1 bank facilities, including:
◦In September 2023, Rio Grande entered into a credit agreement with a group of lenders for $356 million of senior secured loans to finance a portion of Phase 1. The senior secured loans were disbursed in one advance of $356 million on September 15, 2023, which resulted in a reduction in the commitments outstanding under Rio Grande’s existing bank credit facilities for Phase 1. These senior secured loans will mature in July 2033, accrue interest at a fixed rate of 6.72%, and rank pari passu to Rio Grande’s existing senior secured financings.
◦In December 2023, Rio Grande entered into a credit agreement with a group of lenders for $251 million of senior secured loans to finance a portion of Phase 1. The senior secured loans were disbursed in one advance of $251 million on December 28, 2023, which resulted in a reduction in the commitments outstanding under Rio Grande’s existing bank credit facilities for Phase 1. These senior secured loans will be amortized over a period of approximately 18 years beginning in mid-2029, with a final maturity in September 2047. These senior secured loans bear interest at a fixed rate of 7.11% and rank pari passu to Rio Grande’s existing senior secured financings.
◦In February 2024, Rio Grande issued and sold $190 million of senior secured notes to finance a portion of Phase 1. The senior secured notes were issued on February 9, 2024 and resulted in a reduction in the commitments outstanding under Rio Grande's existing bank credit facilities for Phase 1. These senior secured notes will be amortized over a period of approximately 18 years beginning in mid-2029, with a final maturity in June 2047. The senior secured notes bear interest at a fixed rate of 6.85% and rank pari passu to Rio Grande's existing senior secured financings.
•As of December 2023, Rio Grande’s outstanding fixed-rate debt and executed interest rate swaps have reduced its exposure to movements in interest rates for approximately 84% of the debt currently projected to be incurred in support of Phase 1 construction.
•In January 2024, our wholly-owned subsidiary Next Decade LNG, LLC entered into a credit agreement that provides for a $50 million senior secured revolving credit facility with additional capacity of $12.5 million to cover interest. Borrowings under the revolving credit facility may be used for general corporate purposes, including development costs related to Train 4 at the Rio Grande LNG Facility. Borrowings bear interest at SOFR or the base rate plus an applicable margin as defined in the credit agreement. The revolving credit facility and interest term loan mature at the earlier of two years from the closing date or 10 business days after a positive FID on Train 4.
•Rio Grande has syndicated a portion of its bank credit facility commitments, resulting in a supporting lender group of approximately 40 international banks.
Rio Grande LNG Facility Activity
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
In July 2023, construction commenced on Phase 1 of the Rio Grande LNG Facility following a positive FID and the closing of project financing by Rio Grande, which owns Phase 1 of the Rio Grande LNG Facility. Phase 1 includes three liquefaction trains with a total expected nameplate capacity of approximately 17.6 MTPA of LNG production, two 180,000 cubic meter full containment LNG storage tanks, two jetty berthing structures designed to load LNG carriers up to 216,000 cubic meters in capacity, and associated site infrastructure and common facilities including feed gas pretreatment facilities, electric and water utilities, two totally enclosed ground flares for the LNG tanks and marine facilities, two ground flares for the liquefaction trains, roads, levees surrounding the entire site, and warehouses, administrative, operations control room and maintenance buildings.
As of January 2024, progress on Trains 1 through 3 is in line with the schedule under the EPC Contracts. Recent construction activities have included the start of Train 1 foundation concrete pours, piling activity for the LNG tanks, and construction of the levee and marine offloading facility. Additionally, the civil works program has progressed via the deep soil mixing program, and meaningful progress has been made on the shoreline restoration program, with the majority of shoreline reclamation nearing completion, shoreline protection work has commenced. Bechtel has also made meaningful progress on purchase orders for Train 3.
LNG Sale and Purchase Agreements
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
These SPAs, in addition to the other Phase 1 LNG SPAs previously in place, are currently effective, and deliveries of LNG under these SPAs will commence on the respective Date of First Commercial Delivery (“DFCD”), which is primarily tied to the substantial completion of guaranteed substantial completion dates of specific trains as defined in each SPA.

Engineering, Procurement and Construction (“EPC”) Agreements
On July 12, 2023, Rio Grande issued final notice to proceed to Bechtel Energy Inc. under the EPC agreements for Phase 1. Total expected capital costs for Phase 1 are estimated to be approximately $18.0 billion, including estimated owner’s costs, contingencies, and financing costs, and including amounts spent prior to FID under limited notices to proceed.
NEXT Carbon Solutions
NEXT Carbon Solutions offers proposed end-to-end CCS solutions for industrial facilities. Leveraging our team’s engineering and project management experience, we have developed proprietary processes that are expected to lower the capital and operating costs of deploying CCS on industrial facilities. We expect to partner with customers to invest in the deployment of CCS to reduce and permanently store CO2 emissions. We believe that integrating CCS with an industrial facility’s operations has the potential to increase the value of the industrial facility. Through proposed commercial agreements and investments, NEXT Carbon Solutions will seek to share in the value created from this integration.
Private Placements of Company Common Stock
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
FID Equity Transactions
On July 12, 2023, in conjunction with the positive FID to construct Phase 1 of the Rio Grande LNG Facility, Rio Grande LNG Intermediate Super Holdings, LLC, an indirect subsidiary of the Company (the “NextDecade Member”) entered into an amended and restated limited liability company agreement (the “JV Agreement”) of Rio Grande LNG Intermediate Holdings, LLC (“Intermediate Holdings”), and the other members party thereto. The members of Intermediate Holdings, including the NextDecade Member and subsidiaries of Global Infrastructure Partners (GIP), GIC, Mubadala Investment Company (collectively with GIP and GIC, the “Financial Investors”), and TotalEnergies, committed to fund $6.2 billion in aggregate to Intermediate Holdings. The NextDecade Member committed to fund cash contributions of approximately $283 million to Intermediate Holdings, including approximately $125 million in contributions paid before FID. The NextDecade Member completed its remaining equity commitment in September 2023 utilizing proceeds from the sale of common stock to the TTE Purchaser as described above.
FID Debt Transactions
On July 12, 2023, Rio Grande entered into a Credit Agreement (the “CD Credit Agreement”) that provides for the following facilities:
•A construction/term loan in an amount up to $10.3 billion available to partially finance the design, engineering, development, procurement, construction, installation, testing, completion, ownership, operation and maintenance of Phase 1, to pay certain fees and expenses associated with the CD Credit Agreement and the loans made thereunder; and
•A revolving loan and letter of credit facility in an amount up to $500 million available to Rio Grande to finance certain working capital requirements of Rio Grande.
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
Conversion of Convertible Preferred Stock, Issuance of Common Stock
In connection with FID of Phase 1, the Company’s convertible preferred stock converted into approximately 59.5 million shares of common stock on July 26, 2023. Refer to Note 10 — Preferred Stock and Common Stock Warrants for further information.
Rio Grande Refinancings
On September 15, 2023, Rio Grande entered into a credit agreement with a group of lenders for $356 million of senior secured loans to finance a portion of Phase 1. The senior secured loans were disbursed in one advance for $356 million on September 15, 2023, which resulted in a reduction in the commitments outstanding under Rio Grande’s existing bank credit facilities for Phase 1. These senior secured loans will mature in July 2033, accrue interest at a fixed rate of 6.72%, and rank pari passu to Rio Grande’s existing senior secured financings.
In December 2023, Rio Grande entered into a credit agreement with a group of lenders for $251 million of senior secured loans to finance a portion of Phase 1. The senior secured loans were disbursed in one advance of $251 million on December 28, 2023, which resulted in a reduction in the commitments outstanding under Rio Grande’s existing bank credit facilities for Phase 1. These senior secured loans will be amortized over a period of approximately 18 years beginning in mid-2029, with a final maturity in September 2047. These senior secured loans bear interest at a fixed rate of 7.11% and rank pari passu to Rio Grande’s existing senior secured financings.
In February 2024, Rio Grande entered into a note purchase agreement through which it sold $190 million of senior secured notes to finance a portion of Phase 1. The senior secured notes were issued on February 9, 2024, and resulted in a reduction in the commitments outstanding under Rio Grande's existing bank credit facilities for Phase 1. These senior secured notes will be amortized over a period of approximately 18 years beginning in mid-2029, with a final maturity in June 2047. The senior secured notes bear interest at a fixed rate of 6.85% and rank pari passu to Rio Grande's existing senior secured financings.
Liquidity and Capital Resources
Following FID of Phase 1 and the project financing obtained by Rio Grande, NextDecade and Rio Grande operate with independent capital structures. Although our sources and uses are presented from a consolidated standpoint, certain restrictions under debt and equity agreements limit the ability of NextDecade and Rio Grande to use and distribute cash. Rio Grande is required to deposit all cash received under its debt agreements into restricted accounts. The usage or withdrawal of such cash is restricted to the payment of obligations related to Phase 1 and other restricted payments, and such cash and capital resources are not available to service the obligations of NextDecade.
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
Near Term Liquidity and Capital Resources of NextDecade Corporation
In connection with the FID of Phase 1, the Company, through NextDecade Member, its wholly owned subsidiary, committed to invest approximately $283 million, including $125 million of pre-FID capital investments, into construction of Phase 1 of the Rio Grande LNG Facility. As of September 30, 2023, the Company had funded its full equity commitment, utilizing proceeds of the sale of the third tranche of common stock to the TTE Purchaser.

Prior to the FID on Phase 1 of the Rio Grande LNG Facility, our primary cash needs historically were funding development activities in support of the Rio Grande LNG Facility and our CCS projects, which included payments of initial direct costs of the Rio Grande site lease and expenses in support of engineering and design activities, regulatory approvals and compliance, commercial and marketing activities and corporate overhead. We spent approximately $97.7 million on such development activities year-to-date through FID on July 12, 2023, which we funded through our cash on hand and proceeds from the issuances of equity and equity-based securities. Following the FID of Phase 1 of the Rio Grande LNG Facility, costs associated with the Phase 1 EPC contracts, Rio Grande site lease, and other Phase 1 related costs are being funded by debt and equity proceeds received by Rio Grande.
Because our businesses and assets are under construction or in development, we have not historically generated significant cash flow from operations, nor do we expect to do so until liquefaction trains at the Rio Grande LNG Facility begin operating or until we install CCS systems at third-party industrial facilities. We intend to fund development activities for the foreseeable future with cash and cash equivalents on hand, available capacity under our revolving credit facility, and through the sale of additional equity, equity-based or debt securities in us or in our subsidiaries. There can be no assurance that we will succeed in selling equity or equity-based securities or, if successful, that the capital we raise will not be expensive or dilutive to stockholders.
Our consolidated financial statements as of and for the year ended December 31, 2023 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Based on our balance of cash and cash equivalents of $38.2 million at December 31, 2023, there is substantial doubt about our ability to continue as a going concern within one year after the date that our consolidated financial statements were issued. Our ability to continue as a going concern will depend on managing certain operating and overhead costs and our ability to raise capital through equity, equity-based or debt financings. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty, which could have a material adverse effect on our financial condition.
Our capital raising activities since January 1, 2023 have included the following:
•In February 2023, we sold 5,835,277 shares of Company common stock for $35.0 million.
•In June, July and September 2023, we sold 44,900,323 shares of Company common stock in the three tranches of the TTE Private Placement for approximately $219.4 million.
•In January 2024, NextDecade LLC executed a credit agreement that provides for a $50 million revolving credit facility that may be used for general corporate purposes and working capital requirements of NextDecade LLC and its subsidiaries, including development costs related to the fourth liquefaction train and related common facilities at the Rio Grande LNG Facility.
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

Sources and Uses of Cash
The following table summarizes the sources and uses of our cash for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022
Operating cash flows	$(73,620)	$(40,076)
Investing cash flows	(1,752,800)	(40,888)
Financing cash flows	2,058,109	118,201

Net increase in cash, cash equivalents and restricted cash	231,689	37,237
Cash and cash equivalents – beginning of period	62,789	25,552
Cash, cash equivalents and restricted cash – end of period	$294,478	$62,789
Operating Cash Flows
Operating cash outflows during the years ended December 31, 2023 and 2022 were $73.6 million and $40.1 million, respectively. The increase in operating cash outflows in 2023 compared to 2022 was primarily due to an increase in employee costs and professional fees paid to consultants as we prepared for and achieved a positive FID in Phase 1 of the Rio Grande LNG Facility in July 2023.
Investing Cash Flows
Investing cash outflows during the years ended December 31, 2023 and 2022 were $1,752.8 million and $40.9 million, respectively. Investing cash outflows primarily consist of cash used in the construction and development of Phase 1 of the Rio Grande LNG Facility. The increase in investing cash outflows in 2023 compared to 2022 was primarily due to a positive FID in Phase 1 of the Rio Grande LNG Facility, the mobilization of the Bechtel workforce that began in July 2023 and subsequent progress payments made to Bechtel.
Financing Cash Flows
Financing cash inflows during the years ended December 31, 2023 and 2022 were $2,058.1 million and $118.2 million, respectively. Financing cash inflows during 2023 are primarily comprised of proceeds from the issuance of debt of $2,083.0 million, proceeds from the sale of equity in subsidiaries of $457.7 million and proceeds from the sale of Company common stock of $254.4 million. The cash inflows for 2023 were partially offset by debt and equity issuances costs of $494.3 million, repayment of debt of $233.0 million and shares repurchased related to share-based compensation of $9.6 million.
Contractual Obligations
We are committed to make cash payments in the future pursuant to certain of our contracts. The following table summarizes certain contractual obligations (in thousands) in place as of December 31, 2023:

	Total	2024	2025-2026	2027-2028	Thereafter
Operating lease obligations	$243,581	$8,029	$17,137	$19,174	$199,241
Other	2,800	2,800	—	—	—
Total	$246,381	$10,829	$17,137	$19,174	$199,241
Operating lease obligations relate to the Rio Grande site lease and our office spaces in Houston, Texas and Singapore. A discussion of these obligations can be found at Note 6 — Leases of our Notes to Consolidated Financial Statements.

Results of Operations
The following table summarizes costs, expenses and other income for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022	Change
Revenues	$—	$—	$—
General and administrative expense	111,468	49,093	62,375
Development expense, net	4,891	4,101	790
Lease expense	6,141	1,119	5,022
Depreciation expense	168	162	6
Operating loss	(122,668)	(54,475)	(68,193)
Loss on common stock warrant liabilities	(1,879)	(5,747)	3,868
Derivative loss, net	(44,803)	—	(44,803)
Interest expense, net of capitalized interest	(50,285)	—	(50,285)
Loss on debt extinguishment	(9,531)	—	(9,531)
Other income, net	7,526	151	7,375
Net loss attributable to NextDecade Corporation	(221,640)	(60,071)	(161,569)
Less: net loss attributable to non-controlling interest	(59,379)	—	(59,379)
Less: preferred stock dividends	20,484	24,282	(3,798)
Net loss attributable to common stockholders	$(182,745)	$(84,353)	$(98,392)
Our consolidated net loss was $182.7 million, or $(0.94) per common share (basic and diluted), for the year ended December 31, 2023 compared to a net loss of $84.4 million, or $(0.65) per common share (basic and diluted), for the year ended December 31, 2022. The $98.4 million increase in net loss was primarily a result of increases in general and administrative expense, derivative loss, net, interest expense, net of capitalized interest, and loss on debt extinguishment, discussed separately below.
General and administrative expenses during the year ended December 31, 2023 increased $62.4 million compared to the year ended December 31, 2022, primarily due to an increase in share-based compensation expense of $19.1 million and increases in employee costs and professional fees. The increase in share-based compensation expense for the year ended December 31, 2023 was primarily due to the recognition of compensation cost on restricted stock awards and units that vested at FID of Phase 1 of the Rio Grande LNG Facility. Employee costs and professional fees increased during 2023 as we prepared for and achieved a positive FID on Phase 1 of the Rio Grande LNG Facility.
Derivative loss, net during the year ended December 31, 2023 of $44.8 million is due to a decrease in forward SOFR rates from July 12, 2023 to December 31, 2023.
Interest expense, net of capitalized interest during the year ended December 31, 2023 of $50.3 million represents total interest cost on debt of $84.7 million, net of capitalized interest of $34.4 million.
Net loss attributable to non-controlling interest during the year ended December 31, 2023 of $59.4 million is due to the sale of equity in Intermediate Holdings in July 2023 and the non-controlling interests share of Intermediate Holdings net loss.
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
For additional information regarding our share-based compensation, see Note 14 — Share-based Compensation of our Notes to Consolidated Financial Statements.
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
For additional information regarding the valuation of Common Stock Warrant liabilities, see Note 10 — Preferred Stock and Common Stock Warrants of our Notes to Consolidated Financial Statements.
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
For additional information regarding the valuation of deferred tax assets, see Note 15 — Income Taxes of our Notes to Consolidated Financial Statements.
Recent Accounting Standards
The Company does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our Consolidated Financial Statements or related disclosures.
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

Item 8. Financial Statements and Supplementary Data
Index to Consolidated Financial Statements
NextDecade Corporation and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
NextDecade Corporation
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of NextDecade Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity and convertible preferred stock, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Going concern
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred operating losses since its inception and management expects operating losses and negative cash flows to continue for the foreseeable future. These conditions, along with other matters as set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Consolidation of Rio Grande LNG Intermediate Holdings, LLC under the variable interest entity model
As described further in note 2 to the financial statements, when the Company has a variable interest in another legal entity, management evaluates whether that legal entity is within the scope of the variable interest entity ("VIE") model and, if so, whether the Company is the primary beneficiary of the VIE. Management consolidates a VIE if the Company's involvement indicates that it is the primary beneficiary. The Company is the primary beneficiary of a VIE if it has both (i) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. We identified the consolidation of Rio Grande LNG Intermediate Holdings, LLC under the VIE model (“consolidation under the VIE model”) as a critical audit matter.

The principal considerations for our determination are (i) the significant judgment by management when determining whether the Company is the primary beneficiary of the VIE based on whether the Company has the power to direct the activities of the VIE that most significantly impact the VIE's economic performance, and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE and (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures when evaluating audit evidence related to the purpose of the VIE, rights and obligations of the variable interest holders, mechanisms for the resolution of disputes among variable interest holders, and other executed agreements with the legal entity and its variable interest holders.
Our audit procedures related to the consolidation under the VIE model included the following, among others:
•We compared the rights of each party to underlying executed legal documents and discussed with management the purpose and design of the VIE.
•We evaluated management's analysis of significant activities of the VIE such as capital decisions, financing decisions and operating decisions, and which variable interest holder has the power to direct such activities. In our evaluation, we considered the purpose and design of the entity, the composition of the board of directors and other legal rights of the parties, including the significance of the decision-making rights of each party in assessing which party has power to direct the activities that most significantly affect the economic performance of the VIE, as well as the substance of the arrangements.
•We tested the initial determination of non-controlling interests in Rio Grande LNG Intermediate Holdings, LLC, and the allocation of subsequent profits and losses in Rio Grande LNG Intermediate Holdings, LLC for controlling and non-controlling interest holders based on what the holders of these interests may legally claim at the end of each reporting period.

/s/	GRANT THORNTON LLP
We have served as the Company’s auditor since 2018.
Houston, Texas
March 11, 2024

NextDecade Corporation
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$38,241	$62,789
Restricted cash	256,237	—
Derivative asset	17,958	—
Prepaid expenses and other current assets	2,089	1,149
Total current assets	314,525	63,938
Property, plant and equipment, net	2,437,733	218,646
Operating lease right-of-use assets	170,827	1,474
Debt issuance costs	389,695	—
Other non-current assets	11,021	28,372
Total assets	$3,323,801	$312,430

Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$243,129	$1,084
Accrued and other current liabilities	299,264	23,184
Common stock warrant liabilities	6,851	—
Operating lease liabilities	3,143	1,093
Total current liabilities	552,387	25,361
Common stock warrant liabilities	1,818	6,790
Operating lease liabilities	145,962	465
Derivative liability	66,899	—
Debt, net	1,816,301	—
Other non-current liabilities	—	23,000
Total liabilities	2,583,367	55,616

Commitments and contingencies (Note 16)

Series A-C convertible preferred stock (Note 10)	—	202,443
Stockholders’ equity:
Common stock, $0.0001 par value, 480.0 million authorized: 256.5 million and 143.5 million outstanding, respectively	26	14
Treasury stock: 2.2 million and 1.0 million respectively, at cost	(14,214)	(4,587)
Preferred stock, $0.0001 par value, 0.5 million authorized after designation of the convertible preferred stock: none outstanding	—	—
Additional paid-in-capital	693,883	289,084
Accumulated deficit	(391,772)	(230,140)
Total stockholders' equity	287,923	54,371
Non-controlling interest	452,511	—
Total equity	740,434	54,371
Total liabilities, convertible preferred stock and stockholders’ equity	$3,323,801	$312,430
The accompanying notes are an integral part of these consolidated financial statements.

NextDecade Corporation
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2023	2022
Revenues	$—	$—
Operating expenses:
General and administrative expense	111,468	49,093
Development expense, net	4,891	4,101
Lease expense	6,141	1,119
Depreciation expense	168	162
Total operating expenses	122,668	54,475
Total operating loss	(122,668)	(54,475)
Other income (expense):
Loss on common stock warrant liabilities	(1,879)	(5,747)
Derivative loss, net	(44,803)	—
Interest expense, net of capitalized interest	(50,285)	—
Loss on debt extinguishment	(9,531)	—
Other income, net	7,526	151
Total other expense	(98,972)	(5,596)
Net loss attributable to NextDecade Corporation	(221,640)	(60,071)
Less: net loss attributable to non-controlling interest	(59,379)	—
Less: preferred stock dividends	20,484	24,282
Net loss attributable to common stockholders	$(182,745)	$(84,353)

Net loss per common share - basic & diluted	$(0.94)	$(0.65)

Weighted average shares outstanding - basic & diluted	194,595	130,136
The accompanying notes are an integral part of these consolidated financial statements.

NextDecade Corporation
Consolidated Statement of Stockholders’ Equity and Convertible Preferred Stock
(in thousands)

	Year Ended December 31,
	2023	2022
Total stockholders' equity, beginning balances	$54,371	$19,892

Common stock:
Beginning balances	14	12
Issuance of common stock	6	2
Preferred stock conversion	6	—
Ending balances	26	14

Treasury Stock:
Beginning balance	(4,587)	(1,315)
Shares repurchased related to share-based compensation	(9,627)	(3,272)
Ending balance	(14,214)	(4,587)

Additional paid-in-capital:
Beginning balances	289,084	191,264
Share-based compensation	26,600	7,472
Issuance of common stock, net	254,394	111,066
Sale of equity in subsidiary	(78,579)	—
Exercise of common stock warrants	—	3,564
Preferred stock dividends	(20,484)	(24,282)
Preferred stock conversion	222,868	—
Ending balances	693,883	289,084

Accumulated deficit:
Beginning balances	(230,140)	(170,069)
Subsidiary deconsolidation due to sale	629	—
Net loss	(162,261)	(60,071)
Ending balances	(391,772)	(230,140)

Total stockholders' equity	287,923	54,371

Non-controlling interest:
Beginning balance	—	—
Sale of equity in subsidiary	511,890	—
Net loss	(59,379)	—
Ending balance	452,511	—

Total equity, ending balances	$740,434	$54,371

Preferred Stock, Series A-C:
Beginning balance	$202,443	$168,400
Preferred stock dividends	20,431	24,207
Preferred stock conversion	(222,874)	—
Issuance of preferred stock	—	9,836
Ending balance	$—	$202,443
The accompanying notes are an integral part of these consolidated financial statements.

NextDecade Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022
Operating activities:
Net loss attributable to NextDecade Corporation	$(221,640)	$(60,071)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	168	162
Share-based compensation expense	26,553	7,472
Loss on common stock warrant liabilities	1,879	5,747
Derivative loss, net	44,803	—
Net cash provided by settlement of derivative instruments	4,138	—
Amortization of right-of-use assets	2,980	756
Gain on sale of assets	(5,712)	—
Amortization of debt issuance costs	41,390	—
Loss on debt extinguishment	9,531	—
Interest expense	26,432	—
Amortization of other non-current assets	—	354
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(940)	(314)
Accounts payable	4,057	684
Operating lease liabilities	(179)	(678)
Accrued expenses and other liabilities	(7,080)	5,812
Net cash used in operating activities	(73,620)	(40,076)
Investing activities:
Acquisition of property, plant and equipment	(1,737,636)	(33,753)
Acquisition of other non-current assets	(15,164)	(7,135)
Net cash used in investing activities	(1,752,800)	(40,888)
Financing activities:
Proceeds from debt issuance	2,083,000	—
Proceeds from sale of equity in subsidiaries	457,659	—
Proceeds from sale of preferred stock	—	10,500
Proceeds from sale of common stock	254,400	115,000
Repayment of debt	(233,000)	—
Debt and equity issuance costs	(494,270)	(3,952)
Preferred stock dividends	(53)	(75)
Shares repurchased related to share-based compensation	(9,627)	(3,272)
Net cash provided by financing activities	2,058,109	118,201
Net increase in cash, cash equivalents and restricted cash	231,689	37,237
Cash, cash equivalents and restricted cash – beginning of period	62,789	25,552
Cash, cash equivalents and restricted cash – end of period	$294,478	$62,789

Balance per Consolidated Balance Sheet:
	December 31, 2023
Cash and cash equivalents	$38,241
Restricted cash	256,237
Total cash, cash equivalents and restricted cash	$294,478
The accompanying notes are an integral part of these consolidated financial statements.

NextDecade Corporation
Notes to Consolidated Financial Statements

Note 1 — Background and Basis of Presentation
NextDecade Corporation (“we” or the “Company”) is primarily engaged in construction and development activities related to the liquefaction of natural gas and sale of liquefied natural gas (“LNG”) and the capture and storage of CO2 emissions. We are constructing and developing a natural gas liquefaction and export facility located in the Rio Grande Valley in Brownsville, Texas (the “Rio Grande LNG Facility”), which currently has three liquefaction trains and related infrastructure under construction (“Phase 1”). Construction commenced on Phase 1 of the Rio Grande LNG Facility in July 2023, following a positive final investment decision (“FID”) and the closing of project financing by our subsidiary, Rio Grande LNG, LLC (“Rio Grande”). The Rio Grande LNG Facility has received Federal Energy Regulatory Commission approval and Department of Energy FTA and non-FTA authorizations for the construction of up to five liquefaction trains and LNG exports totaling 27 million tonnes per annum (“MTPA”). We are also developing liquefaction trains 4 and 5 at the Rio Grande LNG Facility, a planned carbon capture and storage (“CCS”) project at the Rio Grande LNG Facility, and other potential CCS projects that would be located at third-party industrial source facilities.
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
The Company has incurred operating losses since its inception and management expects operating losses and negative cash flows to continue until the commencement of operations at the Rio Grande LNG Facility and, as a result, the Company will require additional capital to fund its operations and execute its business plan. As of December 31, 2023, the Company had $38.2 million in cash and cash equivalents, which may not be sufficient to fund the Company's planned operations and development activities for future phases of the Rio Grande LNG Facility and CCS projects through one year after the date the consolidated financial statements are issued. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern. The analysis used to determine the Company's ability to continue as a going concern does not include cash sources outside of the Company's direct control that management expects to be available within the next twelve months.
The Company plans to alleviate the going concern issue by obtaining sufficient funding through additional equity, equity-based or debt instruments, or any other means, and by managing certain operating and overhead costs. The Company's ability to raise additional capital in the equity and debt markets, should the Company choose to do so, is dependent on a number of factors, including, but not limited to, the market demand for the Company's equity or debt securities, which itself is subject to a number of business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are satisfactory to the Company. In the event the Company is unable to obtain sufficient additional funding, there can be no assurance that it will be able to continue as a going concern.
These consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary in the event the Company can no longer continue as a going concern.
Note 2 — Summary of Significant Accounting Policies
Variable Interest Entities (“VIEs”)
The Company makes a determination at the inception of each arrangement whether an entity in which the Company has made an investment, sold equity in a subsidiary or in which it has other variable interests is considered a VIE. Generally, an entity is a VIE if either (1) the entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties, (2) the entity's investors lack any characteristics of a controlling financial interest or (3) the entity was established with non-substantive voting rights.
The Company consolidates VIEs when it is deemed to be the primary beneficiary. The primary beneficiary of a VIE is generally the party that has the power to make decisions that most significantly affect the economic performance of the VIE and has the obligation to absorb losses or the right to receive benefits that in either case, could be potentially significant to the VIE. If the Company is not deemed to be the primary beneficiary of a VIE, the Company accounts for the investment or other variable interests in a VIE in accordance with other applicable GAAP.

NextDecade Corporation
Notes to Consolidated Financial Statements
Non-controlling interests
When the Company consolidates an entity, 100% of the assets, liabilities, revenues and expenses of the entity are included in the Company's Consolidated Financial Statements. For those consolidated entities in which the Company owns less than 100%, the Company records a non-controlling interest as a component of equity in the Consolidated Balance Sheets, which represent the third party ownership in the net assets of the respective consolidated subsidiary. Additionally, the portion of the net income or loss attributable to the non-controlling interest is reported as net loss attributable to non-controlling interest on the Consolidated Statements of Operations. Changes in the Company's ownership interests in an entity that do not result in deconsolidation are generally recognized within equity.
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
Restricted Cash
Restricted cash consists of funds that are contractually or legally restricted to usage or withdrawal and have been presented separately from cash and cash equivalents on our Consolidated Balance Sheets.
Property, Plant and Equipment
Generally, we begin to capitalize the costs of our development projects once construction of the individual project is probable. This assessment includes the following criteria:
•funding for design and permitting has been identified and is expected in the near-term;
•key vendors for development activities have been identified, and we expect to engage them at commercially reasonable terms;
•we have committed to commencing development activities;
•regulatory approval is probable;
•construction financing is expected to be available at the time of a FID;
•prospective customers have been identified and the FID is probable; and
•receipt of customary local tax incentives, as needed for project viability, is probable.
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

NextDecade Corporation
Notes to Consolidated Financial Statements
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
Derivative Instruments
The Company uses derivative instruments to hedge its exposure to cash flow variability from interest rate risk. Derivative instruments are recorded at fair value and included in the Consolidated Balance Sheets as current or non-current assets or liabilities depending on the derivative position and the expected timing of settlement.
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

NextDecade Corporation
Notes to Consolidated Financial Statements
We classify debt as current or non-current on our Consolidated Balance Sheets based on contractual maturity; however, long-term debt extinguished after the balance sheet date but before the financial statements are issued would be classified based on facts and circumstances existing as of the balance sheet date.
Fair Value of Financial Instruments
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Hierarchy Levels 1, 2 and 3 are terms for the priority of inputs to valuation techniques used to measure fair value. Hierarchy Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Hierarchy Level 2 inputs are inputs other than quoted prices included within Level 1 that are directly or indirectly observable for the asset or liability. Hierarchy Level 3 inputs are inputs that are not observable in the market. In determining fair value, we use observable market data when available, or models that incorporate observable market data. In addition to market information, we incorporate transaction-specific details that, in management’s judgment, market participants would take into account in measuring fair value. We maximize the use of observable inputs and minimize our use of unobservable inputs in arriving at fair value estimates. Recurring fair-value measurements are performed for derivatives and common stock warrant liabilities as disclosed in Note 5 — Derivatives and Note 10 — Preferred Stock and Common Stock Warrants, respectively. The carrying amount of cash and cash equivalents and accounts payable reported on the Consolidated Balance Sheets approximates fair value due to their short-term maturities.
Treasury Stock
Treasury stock is recorded at cost. Issuance of treasury stock is accounted for on a weighted average cost basis. Differences between the cost of treasury stock and the re-issuance proceeds are charged to additional paid-in capital.
Net Earnings (Loss) Per Share
Net earnings (loss) per share (“EPS”) is computed in accordance with GAAP. Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS reflects potential dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if the potential common shares had been issued and were dilutive. The dilutive effect of unvested stock and warrants is calculated using the treasury-stock method and the dilutive effect of convertible securities is calculated using the if-converted method. Basic and diluted EPS for all periods presented are the same since the effect of our potentially dilutive securities are anti-dilutive to our net loss per share, as disclosed in Note 13 — Net Loss Per Share.
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

NextDecade Corporation
Notes to Consolidated Financial Statements
Segments
The Company's chief operating decision maker allocates resources and assesses financial performance on a consolidated basis. As such, for purposes of financial reporting under GAAP during the years ended December 31, 2023 and 2022, the Company operated as a single operating segment.
Smaller Reporting Company
Under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company qualifies as a “smaller reporting company” because it had less than $100.0 million in revenue during the year ended December 31, 2023 and the value of its common stock held by non-affiliates as of the end of its most recently completed second fiscal quarter was less than $700.0 million. For as long as the Company remains a smaller reporting company, it may take advantage of certain exemptions from the SEC’s reporting requirements that are otherwise applicable to public companies that are not smaller reporting companies.
Note 3 — Sale of Equity Interests in Rio Bravo
In March 2020 the Company sold its’ equity interests in Rio Bravo Pipeline Company, LLC (“Rio Bravo”) to a third party for approximately $19.4 million. Under the terms of the agreement, if the Company or its affiliate failed to issue a full notice to proceed to its’ EPC contractor prior to December 31, 2024, the purchaser had the right to sell the equity interests back to the Company and the Company had the right to repurchase the equity interests from Buyer.
Of the transaction price of approximately $19.4 million, $15.0 million was received by the Company in March 2020 and the remaining approximate $4.4 million was received in July 2023 upon Rio Grande’s issuance of the full notice to proceed to its’ EPC contractor. Accordingly, the assets of Rio Bravo have been de-recognized in the consolidated balance sheet as of December 31, 2023.
Note 4 — Property, Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2023	2022
Rio Grande LNG Facility (not placed in service)	$2,431,389	$197,144
Rio Bravo pipeline (not placed in service)	—	21,017
Corporate and other	7,518	1,491
Total property, plant and equipment, at cost	2,438,907	219,652
Less: accumulated depreciation	(1,174)	(1,006)
Total property, plant and equipment, net	$2,437,733	$218,646
Note 5 — Derivatives
In July 2023, Rio Grande entered into interest rate swaps agreements (the “Swaps”) to protect against interest rate volatility by hedging a portion of the floating-rate interest payments associated with the credit facilities described in Note 9 — Debt. As of December 31, 2023, Rio Grande has the following Swaps outstanding (in thousands):

Initial Notional Amount	Maximum Notional Amount	Maturity	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
$123,000	$8,500,000	July 12, 2030	3.4%	USD - SOFR
The Swaps are not designated as cash flow hedging instruments, and changes in fair value are recorded within our Consolidated Statements of Operations.
The Company values the Swaps using an income-based approach based on observable inputs to the valuation model including interest rate curves, risk adjusted discount rates, credit spreads and other relevant data. The fair value of the Swaps is approximately $48.9 million as of December 31, 2023, and is classified as Level 2 in the fair value hierarchy.

NextDecade Corporation
Notes to Consolidated Financial Statements
Note 6 — Leases
The Company commenced the Rio Grande LNG Facility site lease on July 12, 2023 and it has an initial term of 30 years. The Company has the option to renew and extend the term of the lease for up to two consecutive renewal periods of ten years each, but as the Company is not reasonably certain that those options will be exercised, none are recognized as part of our right of use assets and lease liabilities. The Company has also entered into an office space lease which expires on December 31, 2035, and does not include any options for renewal.
For the years ended December 31, 2023 and 2022, our operating lease costs were $6.1 million and $1.1 million, respectively.
Maturity of operating lease liabilities as of December 31, 2023 are as follows (in thousands, except lease term and discount rate):

2024	$8,029
2025	7,615
2026	9,522
2027	9,565
2028	9,609
Thereafter	199,241
Total undiscounted lease payments	243,581
Discount to present value	(94,476)
Present value of lease liabilities	$149,105

Weighted average remaining lease term - years	27.9
Weighted average discount rate - percent	4.0
Other information related to our operating leases is as follows (in thousands):

	Year Ended December 31,
	2023	2022
Operating cash flows for amounts paid included in the measurement of operating lease liabilities	$3,122	$678
Noncash right-of-use assets recorded for new operating lease liabilities during the period	147,727	1,640
Note 7 — Other Non-Current Assets
Other non-current assets consisted of the following (in thousands):

	December 31,
	2023	2022
Contributions in aid of construction (1)	$7,534	$—
Permitting costs (2)	—	8,575
Rio Grande Site Lease initial direct costs (3)	—	19,612
Deposits and other	3,487	185
Total other non-current assets	$11,021	$28,372
(1)Contributions in aid of construction relate to amounts paid to third parties to begin construction of utilities required for the Rio Grande LNG Facility.
(2)Permitting costs were reclassified to property, plant and equipment in July 2023 with the positive final investment decision on Phase 1 of the Rio Grande LNG Facility.
(3)Rio Grande Site Lease initial direct costs were reclassified to operating lease right-of-use asset in July 2023 upon commencement of the Rio Grande site lease.

NextDecade Corporation
Notes to Consolidated Financial Statements
Note 8 — Accrued and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2023	2022
Rio Grande LNG Facility costs	$268,821	$12,046
Accrued interest	20,392	—
Employee compensation expense	9,270	6,650
Other accrued liabilities	781	4,488
Total accrued and other current liabilities	$299,264	$23,184
Note 9 — Debt
Debt consisted of the following (in thousands):

December 31, 2023
Senior Secured Notes and Loans:
6.67% Senior Secured Notes due 2033	$700,000
6.72% Senior Secured Loans due 2033	356,000
7.11% Senior Secured Loans due 2047	251,000
Total Senior Secured Notes and Loans	1,307,000
Credit Facilities:
CD Credit Facility	484,000
TCF Credit Facility	59,000
Total debt	1,850,000
Unamortized debt issuance costs	(33,699)
Total non-current debt, net of unamortized debt issuance costs	$1,816,301
Senior Secured Notes and Loans
The 6.67% Senior Secured Notes (the “Senior Secured Notes”), 6.72% Senior Secured Loans (the “6.72% Senior Secured Loans”) and 7.11% Senior Secured Loans (the “7.11% Senior Secured Loans” and, together with the 6.72% Senior Secured Loans, the “Senior Secured Loans”) are senior secured obligations of Rio Grande, ranking senior in right of payment to any and all of Rio Grande’s future indebtedness that is subordinated to the Senior Secured Notes and the Senior Secured Loans, and equal in right of payment with Rio Grande’s other existing and future indebtedness that is senior and secured by the same collateral securing the Senior Secured Notes and Senior Secured Loans. The Senior Secured Notes and Senior Secured Loans are secured on a first-priority basis by a security interest in all of the membership interests in Rio Grande and substantially all of Rio Grande’s assets, pari passu with the CD Credit Agreement and the loans made under the TCF Credit Facility.
Debt Maturities

Years Ending December 31,	Principal Payments
2024 - 2028	$—
Thereafter	1,850,000
Total	$1,850,000

NextDecade Corporation
Notes to Consolidated Financial Statements
Credit Facilities
Below is a summary of our committed credit facilities as of December 31, 2023 (in thousands):

	CD Senior Working Capital Facility (1)	CD Credit Facility (1)	TCF Credit Facility (2)
Total facility size	$500,000	$9,730,000	$800,000
Less:
Outstanding balance	—	484,000	59,000
Letters of credit issued	47,662	—	—
Available commitment	$452,338	$9,246,000	$741,000

Priority ranking	Senior secured	Senior secured	Senior secured
Interest rate on outstanding balance	SOFR plus margin of 2.25%	SOFR plus margin of 2.25%	SOFR plus margin of 2.25%
Commitment fees on undrawn balance	0.68%	0.68%	0.68%
Maturity date	July 12, 2030	July 12, 2030	July 12, 2030
(1)The obligations of Rio Grande under the CD Senior Working Capital Facility and CD Credit Facility are secured by substantially all of the assets of Rio Grande as well as a pledge of all of the membership interests in Rio Grande on a first-priority basis, pari passu with the Senior Secured Notes, the Senior Secured Loans and the loans made under the TCF Credit Facility.
(2)The obligations of Rio Grande under the TCF Credit Agreement are secured by substantially all of the assets of Rio Grande as well as a pledge of all of the membership interests in Rio Grande on a first-priority basis, pari passu with the Senior Secured Notes, the Senior Secured Loans and the loans made under the CD Credit Agreement. Total Energies Holdings SAS (“Total Holdings”) provides contingent credit support to the lenders under the TCF Credit Agreement to pay past due amounts owing from Rio Grande under the agreement upon demand.
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
The Senior Secured Notes and Senior Secured Loans contain customary terms and events of default and certain covenants that, among other things, limit Rio Grande’s ability to incur additional indebtedness, make certain investments or pay dividends or distributions on equity interests or subordinated indebtedness or purchase, redeem, or retire equity interests, sell or transfer assets, incur liens, dissolve, liquidate, consolidate, merge, or sell or lease all or substantially all of Rio Grande’s assets. The Senior Secured Notes and Senior Secured Loans further require Rio Grande to submit certain reports and information and maintain certain LNG offtake agreements. With respect to certain events, including a change of control event and receipt of certain proceeds from asset sales, events of loss or liquidated damages, the Senior Secured Notes and Senior Secured Loans require Rio Grande to make an offer to repurchase or offer to prepay, respectively, at 101% (with respect to a change of control event) or par (with respect to each other event). The Senior Secured Notes Senior and Secured Loans covenants are subject to a number of important limitations and exceptions, including the terms and covenants contained in the P1 Common Terms Agreement.

NextDecade Corporation
Notes to Consolidated Financial Statements
The Senior Secured Notes require Rio Grande to maintain a debt service coverage ratio of at least 1.10:1.00 at the end of each fiscal quarter starting from the initial principal payment date. The Senior Secured Loans require Rio Grande to maintain a debt service coverage ratio of at least 1.10:1.00 at the end of each fiscal quarter starting from the first quarterly payment date to occur on or after the date that is ninety days following the project completion date.
As of December 31, 2023, Rio Grande was in compliance with all covenants related to its respective debt agreements.
Debt Extinguishment
On December 28, 2023, the Company repaid $233.0 million of the outstanding principal balance of the CD Credit Facility. As a result of the repayment, the Company recognized an approximate $9.5 million loss on extinguishment for the year ended December 31, 2023.
Interest Expense
Total interest expense, net of capitalized interest, consisted of the following (in thousands):

Year Ended December 31,
2023
Interest cost of non-current debt
Interest per contractual rate	$43,268
Amortization of debt issuance costs	41,390
Total interest cost	84,658
Capitalized interest	(34,373)
Total interest expense, net of capitalized interest	$50,285
Fair Value Disclosures
The following table shows the carrying amount and estimated fair value of our debt (in thousands):

	December 31, 2023
	Carrying Value	Fair Value
Senior Secured Notes	$700,000	$743,593
Senior Secured Loans	607,000	632,998
The fair value of the Company's Senior Secured Notes and Senior Secured Loans was calculated based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including interest rates on debt issued by parties with comparable credit ratings.
The fair value of the Company’s CD Credit Facility and TCF Credit Facility approximates its' carrying amount due to its variable interest rate, which approximates a market interest rate.
Note 10 — Preferred Stock and Common Stock Warrants
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
The shares of Convertible Preferred Stock bore dividends at a rate of 12% per annum, which were cumulative and accrued daily from the respective dates of issuance on the $1,000 stated value per share. Such dividends were payable quarterly and may be paid in cash or in-kind. During the year ended December 31, 2023 and 2022, the Company paid-in-kind $20.5 million and $24.3 million of dividends, respectively, to the holders of the Convertible Preferred Stock.
On July 26, 2023, the Convertible Preferred Stock was converted into 59,542,066 shares of common stock.

NextDecade Corporation
Notes to Consolidated Financial Statements
Common Stock Warrants
The Company issued warrants exercisable to purchase Company common stock in connection with its issuances of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock (collectively, the “Common Stock Warrants”). The Company revalues the Common Stock Warrants at each balance sheet date and are included in Level 3 of the fair value hierarchy.
The assumptions used in the Monte Carlo simulation model to estimate the fair value of the Common Stock Warrants are as follows:

	December 31,
	2023	2022
Stock price	$4.77	$4.94
Exercise price	$0.01	$0.01
Risk-free rate	4.7%	4.6%
Volatility	78.4%	52.5%
Term (years)	0.5	1.5
The following table shows a reconciliation of changes in the fair value of the Common Stock Warrants which are classified as Level 3 in the fair value hierarchy (in thousands):

	December 31,
	2023	2022
Beginning balance	$6,790	$3,963
Increase in fair value	1,879	5,747
Exercise	—	(3,564)
Issuance	—	644
Ending balance	$8,669	$6,790
Note 11 — Variable Interest Entity
Intermediate Holdings and its wholly owned subsidiaries, including Rio Grande, have been formed to undertake Phase 1 of the construction and operation of the Rio Grande LNG Facility. The Company is not obligated to fund losses of Intermediate Holdings, however, the Company's capital account, which would be considered in allocating the net assets of Intermediate Holdings were it to be liquidated, continues to share in losses of Intermediate Holdings. Further, Rio Grande has granted the Company decision-making rights regarding the construction of Phase 1 of the Rio Grande LNG Facility and key aspects of its operation, which may only be terminated by equity holders for cause, via agreements with NextDecade LLC. Due to the foregoing, the Company determined that it holds a variable interest in Rio Grande through Intermediate Holdings and is its primary beneficiary, and therefore consolidates Intermediate Holdings in these Consolidated Financial Statements.
The following table presents the summarized assets and liabilities (in thousands) of Intermediate Holdings, which are included in the Company's Consolidated Balance Sheets. The assets in the table below may only be used to settle the obligations of Rio Grande. In addition, there is no recourse to us for the consolidated VIE’s liabilities. The assets and liabilities in the table below include assets and liabilities of Intermediate Holdings and its subsidiaries only and exclude intercompany balances between Intermediate Holdings and NextDecade, which are eliminated in the Consolidated Financial Statements of NextDecade.

NextDecade Corporation
Notes to Consolidated Financial Statements

	December 31,
	2023	2022
Assets
Current assets
Cash	$256,237	$—
Current derivative asset	17,958	—
Prepaid expenses and other current assets	108	24
Total current assets	274,303	24
Property, plant and equipment, net	2,428,583	194,289
Operating lease right-of-use assets, net	157,053	—
Debt issuance costs, net of amortization	389,695	—
Non-current derivative assets	—	—
Other non-current assets	9,374	28,187
Total assets	$3,259,008	$222,500

Liabilities
Current liabilities
Accounts payable	$238,582	$108
Accrued liabilities and other current liabilities	288,779	15,457
Current operating lease liabilities	2,554	—
Total current liabilities	529,915	15,565
Non-current operating lease liabilities	131,901	—
Non-current derivative liability	66,899	—
Non-current debt, net of unamortized debt issuance costs	1,816,301	—
Total liabilities	$2,545,016	$15,565
Note 12 — Stockholders' Equity
Common Stock Purchase Agreements
On February 3, 2023, the Company entered into a common stock purchase agreement (the “Stock Purchase Agreement”) for a private placement with HGC NEXT INV LLC and Ninteenth Investment Company LLC, pursuant to which the Company sold an aggregate of 5.8 million shares of the Company common stock for aggregate proceeds of $35.0 million.
On June 13, 2023, the Company entered into a common stock purchase agreement for three private placements with Global LNG North America Corp., an affiliate of TotalEnergies SE pursuant to which we agreed to sell an aggregate of 17.5% of the Company's common stock outstanding by the closing of third private placement. In aggregate, the Company sold approximately 44.9 million shares for aggregate proceeds of approximately $219.4 million. The details of the three private placements are as follows:
•Approximately 8.0 million shares were sold for proceeds of $40.0 million on June 14, 2023.
•Approximately 22.1 million shares were sold for proceeds of $110.0 million on July 26, 2023.
•Approximately 14.8 million shares were sold for proceeds of $69.4 million on September 8, 2023.

NextDecade Corporation
Notes to Consolidated Financial Statements
Note 13 — Net Loss Per Share
Potentially dilutive securities not included in the diluted net loss per share computations because their effect would have been anti-dilutive were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Unvested stock and stock units (1)	4,842	1,904
Convertible preferred stock	—	46,533
Common Stock Warrants	1,548	1,382
Total potentially dilutive common shares	6,390	49,819
____________________________
(1)Includes the impact of unvested shares containing performance conditions to the extent that the underlying performance conditions are satisfied based on actual results as of the respective dates.
Note 14 — Share-based Compensation
We have granted shares of Company common stock, restricted Company common stock and restricted stock units to employees, consultants and non-employee directors under our 2017 Omnibus Incentive Plan.
Total share-based compensation consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022
Share-based compensation expense:
Equity awards	$26,039	$7,472
Liability awards	514	—
Total share-based compensation expense	26,553	7,472

The total unrecognized compensation costs at December 31, 2023 relating to equity-classified awards were $52.5 million, which is expected to be recognized over a weighted average period of 1.8 years.
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
The table below provides a summary of our restricted stock awards outstanding as of December 31, 2023 and changes during the year ended December 31, 2023 (in thousands, except for per share information):

	Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at January 1, 2023	1,083	$7.51
Granted	107	5.99
Vested	(1,161)	8.55
Forfeited	(16)	6.39
Non-vested at December 31, 2023	13	$2.24

NextDecade Corporation
Notes to Consolidated Financial Statements
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
The table below provides a summary of our restricted stock units outstanding as of December 31, 2023 and changes during the year ended December 31, 2023 (in thousands, except for per share information):

	Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at January 1, 2023	10,304	4.82
Granted	5,680	5.72
Vested	(2,782)	7.82
Forfeited	(403)	5.06
Non-vested at December 31, 2023	12,799	$4.72
Note 15 — Income Taxes
The reconciliation of the federal statutory income tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2023		2022
U.S. federal statutory rate, beginning of year	21%		21%
Non-controlling interest	(6)		—
Officers' compensation	(2)		(1)
Other	—		(1)
Valuation allowance	(13)		(19)
Effective tax rate as reported	—%	—%	—%

NextDecade Corporation
Notes to Consolidated Financial Statements
Significant components of our deferred tax assets and liabilities at December 31, 2023 and 2022 are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets
Net operating loss carryforwards and credits	$54,839	$36,835
Investment in Intermediate Holdings	31,782	—
Property, plant and equipment	—	749
Operating lease liabilities	2,972	187
Other	4,996	3,179
Less: valuation allowance	(91,465)	(36,642)
Total deferred tax assets	3,124	4,308

Deferred tax liabilities
Operating lease right-of-use assets	(2,809)	(4,308)
Other	(315)	—
Total deferred tax liabilities	(3,124)	(4,308)

Net deferred tax assets (liabilities)	$—	$—
The federal deferred tax assets presented above do not include the state tax benefits as our net deferred state tax assets are offset with a full valuation allowance.
At December 31, 2023, we had federal net operating loss (“NOL”) carryforwards of approximately $260.7 million. Approximately $26.1 million of these NOL carryforwards will expire between 2034 and 2038.
Due to our history of NOLs, current year NOLs and significant risk factors related to our ability to generate taxable income, we have established a valuation allowance to offset our deferred tax assets as of December 31, 2023 and 2022. We will continue to evaluate our ability to release the valuation allowance in the future. Due to our full valuation allowance, we have not recorded a provision for federal or state income taxes during the years ended December 31, 2023 or 2022.  Deferred tax assets and deferred tax liabilities are classified as non-current in our Consolidated Balance Sheets.
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
We remain subject to periodic audits and reviews by taxing authorities; however, we did not have any open income tax audits as of December 31, 2023. The federal tax returns for the years beginning 2019 remain open for examination.
Note 16 — Commitments and Contingencies
Legal Proceedings
From time to time the Company may be subject to various claims and legal actions that arise in the ordinary course of business. As of December 31, 2023, management is not aware of any claims or legal actions that, separately or in the aggregate, are likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows, although the Company cannot guarantee that a material adverse effect will not occur.

NextDecade Corporation
Notes to Consolidated Financial Statements
Note 17 — Supplemental Cash Flows
The following table provides supplemental disclosure of cash flow information (in thousands):

	Year Ended December 31,
	2023	2022
Cash paid for interest, net of amounts capitalized	$23,365	$—
Non-cash investing activities:
Accounts payable for acquisition of property, plant and equipment	$238,105	$162
Accrued liabilities for acquisition of property, plant and equipment	268,821	12,046
Accrued liabilities for acquisition of other non-current assets	—	279
Non-cash financing activities:
Paid-in-kind dividends on Convertible Preferred Stock	$20,431	$24,207
Accrued liabilities for debt and equity issuance costs	764	—
Note 18 — Subsequent Events
NextDecade LLC Revolver
On January 4, 2024, NextDecade LLC entered into a Credit and Guaranty Agreement by and among NextDecade LLC, as borrower, Rio Grande LNG Super Holdings, LLC and Rio Grande LNG Intermediate Super Holdings, LLC, as subsidiary guarantors, MUFG Bank, Ltd., as the administrative agent (the “Administrative Agent”), Wilmington Trust, National Association, as the collateral agent (the “Collateral Agent”), MUFG Bank, Ltd., as coordinating lead arranger and bookrunner and the financial institutions party thereto as lenders. The Credit and Guarantee Agreement provides for the following facilities:
•a revolving loan facility (the “Revolving Loans”) in an amount up to $50 million available to NextDecade LLC to be used for (a) general corporate purposes and working capital requirements of NextDecade LLC and its subsidiaries, including development costs related to the fourth liquefaction train and related common facilities at the Rio Grande LNG Facility, and (b) certain permitted payments on behalf of the Company and its subsidiaries; and
•an interest loan facility (the “Interest Loans” and together with the Revolving Loans, the “Loans”) in an amount up to $12.5 million available to NextDecade LLC to pay interest obligations, fees, and expenses due and payable under the Credit Agreement and the other finance documents.
The principal amount of the Loans must be repaid on the maturity date, which is the earlier of (a) the second anniversary of the Closing Date or such later anniversary of the Closing Date as may be determined by a unanimous decision of the lenders following a written request from NextDecade LLC and (b) ten business days after the date a final investment decision is taken by the board of directors of the Company in respect of the development of the fourth liquefaction train and related common facilities at the Rio Grande LNG Facility. NextDecade LLC may extend the maturity to the date that is ninety days after the date in clause (b) if it delivers written notice to the lenders specifying in reasonable detail its expected source of liquidity to repay all outstanding obligations under the Credit Agreement and the other finance documents on the last day of the requested ninety-day extension. NextDecade LLC may make borrowings based on SOFR plus the applicable margin (4.50%) or the base rate plus the applicable margin (3.50%). NextDecade LLC will pay commitment fees on the undrawn amount of the loan commitments.
Additional Rio Grande Senior Notes
On February 9, 2024, Rio Grande issued and sold $190 million aggregate principal amount of 6.85% Senior Secured Notes due 2047 (the “6.85% Senior Notes”) pursuant to an indenture between Rio Grande and Wilmington Trust, National Association, as Trustee (the “Indenture”).
The issuance and sale of the 6.85% resulted in a reduction in the commitments under Rio Grande's existing term loan facilities for Phase 1 from approximately $10.5 billion to approximately $10.3 billion.
The 6.85% Senior Notes will be amortized over a period of approximately 18 years beginning in mid-2029, with a final maturity in June 2047, and will accrue interest from February 9, 2024 at a rate equal to 6.85% per annum on the outstanding principal amount, with such interest payable semi-annually, in cash in arrears, on June 30 and December 30 of each year, beginning on June 30, 2024.

NextDecade Corporation
Notes to Consolidated Financial Statements
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of “our disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal year ended December 31, 2023. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.
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
Based on our assessment, we have concluded that the Company maintained effective internal control over financial reporting as of December 31, 2023, based on criteria in Internal Control—Integrated Framework (2013) issued by the COSO.
The Company is neither an accelerated filer nor a large accelerated filer, as defined in Rule 12b-2 under the Exchange Act and, therefore, this Annual Report on Form 10-K does not include an audit report on internal control over financial reporting by the Company’s registered public accounting firm. Management’s report on internal control over financial reporting for the year ended December 31, 2023 was not required to be attested by the Company’s registered public accounting firm pursuant to Item 308(b) of Regulation S-K.
Changes in Internal Control over Financial Reporting
During the most recent fiscal quarter, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended December 31, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

NextDecade Corporation
Notes to Consolidated Financial Statements
Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to the applicable information in NextDecade's definitive proxy statement, which is to be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of NextDecade's fiscal year ended December 31, 2023.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference to the applicable information in NextDecade's definitive proxy statement, which is to be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of NextDecade's fiscal year ended December 31, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to the applicable information in NextDecade's definitive proxy statement, which is to be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of NextDecade's fiscal year ended December 31, 2023.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to the applicable information in NextDecade's definitive proxy statement, which is to be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of NextDecade's fiscal year ended December 31, 2023.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated by reference to the applicable information in NextDecade's definitive proxy statement, which is to be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of NextDecade's fiscal year ended December 31, 2023.

NextDecade Corporation
Notes to Consolidated Financial Statements
Part IV
Item 15.   Exhibit and Financial Statement Schedules
(a)Financial Statements, Schedules and Exhibits
(1)Financial Statements – NextDecade Corporation and Subsidiaries:
(2)Financial Statement Schedules:
All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.
(3)Exhibits:

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

NextDecade Corporation
Notes to Consolidated Financial Statements

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

NextDecade Corporation
Notes to Consolidated Financial Statements

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

10.18†*	Amended and Restated Director Compensation Policy
10.19+
Omnibus Agreement, entered into as of February 13, 2020, between NextDecade LNG, LLC and Spectra Energy Transmission II, LLC (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q, filed May 18, 2020)

10.20+
Precedent Agreement for Firm Natural Gas Transportation Service, made and entered into as of March 2, 2020, by and between Rio Grande LNG Gas Supply LLC and Rio Bravo Pipeline Company, LLC (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q, filed May 18, 2020)

10.21+
Precedent Agreement for Natural Gas Transportation Service, made and entered into as of March 2, 2020, by and between Rio Grande LNG Gas Supply LLC and Valley Crossing Pipeline, LLC (Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q, filed May 18, 2020)

10.22
First Amendment to Lease Agreement, made and entered into as of April 30, 2020, by and between Brownsville Navigation District of Cameron County, Texas and Rio Grande LNG, LLC (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed May 4, 2020)

10.23
Second Amendment to Lease Agreement, made and entered into as of April 20, 2022, by and between Brownsville Navigation District of Cameron County, Texas and Rio Grande LNG, LLC (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed August 11, 2022)

10.24+
First Amendment to the Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Trains 1 and 2 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of April 22, 2020, by and between Rio Grande LNG, LLC and Bechtel, Oil, Gas and Chemicals, Inc. (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q, filed August 6, 2020)

10.25+
First Amendment to the Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Train 3 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of April 22, 2020, by and between Rio Grande LNG, LLC and Bechtel, Oil, Gas and Chemicals, Inc. (Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q, filed August 6, 2020)

10.26
Second Amendment to the Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Trains 1and 2 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of October 5, 2020, by and between Rio Grande LNG, LLC and Bechtel, Oil, Gas and Chemicals, Inc. (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q, filed November 4, 2020)

10.27
Second Amendment to the Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Train 3 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of October 5, 2020, by and between Rio Grande LNG, LLC and Bechtel, Oil, Gas and Chemicals, Inc. (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q, filed November 4, 2020)

10.28†
Amendment No. 2 to Employment Agreement, dated June 2, 2021, by and between NextDecade Corporation and Matthew K. Schatzman (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q, filed August 2, 2021)

10.29
Third Amendment to the Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Trains 1and 2 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of March 5, 2021, by and between Rio Grande LNG, LLC and Bechtel, Oil, Gas and Chemicals, Inc. (Incorporated by reference to Exhibit 10.35 of the Company's Annual Report on Form 10-K filed March 25, 2021)

NextDecade Corporation
Notes to Consolidated Financial Statements

10.30
Third Amendment to the Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Train 3 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of March 5, 2021, by and between Rio Grande LNG, LLC and Bechtel, Oil, Gas and Chemicals, Inc. (Incorporated by reference to Exhibit 10.36 of the Company's Annual Report on Form 10-K filed March 25, 2021)

10.31
Fourth Amendment to the Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Trains 1 and 2 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of April 29, 2022, by and between Rio Grande LNG, LLC and Bechtel, Oil, Gas and Chemicals, Inc. (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed August 11, 2022)

10.32
Fourth Amendment to the Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Train 3 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of April 29, 2022, by and between Rio Grande LNG, LLC and Bechtel, Oil, Gas and Chemicals, Inc. (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed August 11, 2022)

10.33
Fifth Amendment to Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Trains 1and 2 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of September 14, 2022, by and between Rio Grande LNG, LLC and Bechtel, Oil, Gas and Chemicals, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed November 10, 2022)

10.34
Fifth Amendment to the Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Train 3 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of September 15, 2022, by and between Rio Grande LNG, LLC and Bechtel, Oil, Gas and Chemicals, Inc. (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed November 10, 2022)

10.35	Form of Series C Convertible Preferred Stock Purchase Agreement, dated as of March 17, 2021 (Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K, filed March 18, 2021)
10.36	Form of Registration Rights Agreement for purchasers of Series C Preferred Stock (Incorporated by reference to Exhibit 10.2 of the Company's Form 8-K, filed March 18, 2021)
10.37†	Form of time-based restricted stock unit agreement
10.38†	Form of performance-based restricted stock unit agreement
10.39	Common Stock Purchase Agreement, dated as of April 6, 2022, by and between the Company and HGC NEXT INV LLC (Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K, filed April 7, 2022)
10.40	Registration Rights Agreement, dated as of April 6, 2022, by and between the Company and HGC NEXT INV LLC (Incorporated by reference to Exhibit 10.2 of the Company's Form 8-K, filed April 7, 2022)
10.41
Common Stock Purchase Agreement, dated as of September 14, 2022, by and between the Company and the various investors party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed September 19, 2022)

10.42
Registration Rights Agreement, dated as of September 19, 2022, by and between the Company and the various investors party thereto (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed September 19, 2022)

10.43
Indenture, dated as of July 12, 2023, by and between Rio Grande LNG, LLC and Wilmington Trust, National Association, as Trustee (Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2023)

10.44
Credit Agreement, dated as of July 12, 2023, by and among Rio Grande LNG, LLC, as Borrower, MUFG Bank, Ltd., as P1 Administrative Agent, Mizuho Bank (USA), as P1 Collateral Agent, and the other agents and lenders party thereto (Incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2023)

10.45*
First Amendment to Credit Agreement, dated as of November 1, 2023, by and among Rio Grande LNG, LLC, as Borrower, MUFG Bank, Ltd., as P1 Administrative Agent, Mizuho Bank (USA), as P1 Collateral Agent, and the other agents and lenders party thereto

NextDecade Corporation
Notes to Consolidated Financial Statements

10.46
Credit Agreement, dated as of July 12, 2023, by and among Rio Grande LNG, LLC, as Borrower, TotalEnergies Holdings SAS, MUFG Bank, Ltd., as TCF Administrative Agent, Mizuho Bank (USA), as TCF Collateral Agent, and the other agents and lenders party thereto (Incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2023)

10.47*
First Amendment to Credit Agreement, dated as of November 1, 2023, by and among Rio Grande LNG, LLC, as Borrower, TotalEnergies Holdings SAS, MUFG Bank, Ltd., as P1 Administrative Agent, Mizuho Bank (USA), as P1 Collateral Agent, and the other agents and lenders party thereto

10.48
Common Terms Agreement, dated as of July 12, 2023, by and among Rio Grande LNG, LLC, as Borrower, MUFG Bank, Ltd., as P1 Intercreditor Agent, and the senior secured debt holder representatives party thereto from time to time (Incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2023)

10.49*
First Amendment to Common Terms Agreement, dated as of November 1, 2023, by and among Rio Grande LNG, LLC, as Borrower, MUFG Bank, Ltd., as P1 Intercreditor Agent, and the senior secured debt holder representatives party thereto from time to time

10.50*
Second Amendment to Common Terms Agreement, dated as of December 28, 2023, by and among Rio Grande LNG, LLC, as Borrower, MUFG Bank, Ltd., as P1 Intercreditor Agent, and the senior secured debt holder representatives party thereto from time to time

10.51
Collateral and Intercreditor Agreement, dated as of July 12, 2023, by and among Rio Grande LNG, LLC, as Borrower, MUFG Bank, Ltd., as P1 Intercreditor Agent, Mizuho Bank (USA), as P1 Collateral Agent, and the senior secured debt holder representatives party thereto from time to time (Incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2023)

10.52
Pledge Agreement, dated as of July 12, 2023, by and among Rio Grande LNG Holdings, LLC, as Pledgor, and Mizuho Bank (USA), as P1 Collateral Agent (Incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2023)

10.53
Accounts Agreement, dated as of July 12, 2023, by and among Rio Grande LNG, LLC, as Borrower, Mizuho Bank (USA), as P1 Collateral Agent, and JPMorgan Chase Bank, N.A., as P1 Accounts Bank (Incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2023)

10.54
Amended and Restated Limited Liability Company Agreement of Rio Grande LNG Intermediate Holdings, LLC (Incorporated by reference to Exhibit 10.13 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2023)

10.55
Credit Agreement, dated as of September 15, 2023, by and among Rio Grande LNG, LLC, as Borrower, Wilmington Trust, National Association, as Administrative Agent, Mizuho Bank (USA) as P1 Collateral Agent, and the senior lenders party thereto (Incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q filed November 13, 2023)

10.56*
Credit Agreement, dated as of December 28, 2023, by and among Rio Grande LNG, LLC, as Borrower, Wilmington Trust, National Association, as Administrative Agent, Mizuho Bank (USA) as P1 Collateral Agent, and the senior lenders party thereto

10.57*
Change Orders to the Amended and Restated Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Trains 1 and 2 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of September 14, 2022, by and between Rio Grande LNG, LLC and Bechtel Energy Inc.: (i) EC00001-EC00003, EC00005, EC00007, EC00012-EC00017, EC00019-EC00021, EC00024-EC00025, EC00029, EC00033-EC00034, EC00038-EC00040, EC00056-EC00057, and EC00070, each dated as of July 13, 2023; (ii) EC00011, dated as of July 14, 2023, (iii) EC00036, EC00074 and EC00066, each dated as of July 17, 2023; (iii) EC00064, dated as of July 19, 2023; (iv) EC00068, dated as of August 11, 2023; (v) EC00058, dated as of September 22, 2023; and (vi) EC00076 and EC00099, each dated as of December 4, 2023

10.58*
Change Orders to the Amended and Restated Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Train 3 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of September 14, 2022, by and between Rio Grande LNG, LLC and Bechtel Energy Inc.: (i) EC00004, EC00006, EC00008, EC00009, EC00018, EC00041-EC00044, EC00046 and EC00071, each dated as of July 13, 2023; (ii) EC00065, dated as of July 19, 2023; (iii) EC00069, dated as of August 11, 2023; (iv) EC00061, dated as of September 22, 2023; and (v) EC00075, dated as of December 11, 2023

21.1*	Subsidiaries of the Company

NextDecade Corporation
Notes to Consolidated Financial Statements

23.1*	Consent of Grant Thornton LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*†	Incentive Compensation Clawback Policy
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith
†	Indicates management contract of compensatory plan.
+	Certain portions of this exhibit have been omitted.
Item 16. Form 10-K Summary
None.

NextDecade Corporation
Notes to Consolidated Financial Statements
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NextDecade Corporation
(Registrant)

By:	/s/ Matthew K. Schatzman
Matthew K. Schatzman
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:	March 11, 2024

NextDecade Corporation
Notes to Consolidated Financial Statements
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew K. Schatzman	Chairman of the Board and Chief Executive Officer	March 11, 2024
Matthew K. Schatzman	(Principal Executive Officer)

/s/ Brent E. Wahl	Chief Financial Officer	March 11, 2024
Brent E. Wahl	(Principal Financial Officer)

/s/ Eric Garcia	Senior Vice President and Chief Accounting Officer	March 11, 2024
Eric Garcia	(Principal Accounting Officer)

/s/ Giovanni Oddo	Director	March 11, 2024
Giovanni Oddo

/s/ Brian Belke	Director	March 11, 2024
Brian Belke

/s/ Frank Chapman	Director	March 11, 2024
Frank Chapman

/s/ Avinash Kripalani	Director	March 11, 2024
Avinash Kripalani

/s/ Thibaud de Préval	Director	March 11, 2024
Thibaud de Préval

/s/ Edward Andrew Scoggins, Jr.	Director	March 11, 2024
Edward Andrew Scoggins, Jr.

/s/ William Vrattos	Director	March 11, 2024
William Vrattos

/s/ Spencer Wells	Director	March 11, 2024
Spencer Wells

/s/ Tim Wyatt	Director	March 11, 2024
Tim Wyatt