Form 10-Q
period 2024-03-31
NextDecade Corp.
filed 2024-05-09
CIK 1612720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to
Commission File No. 001-36842
NEXTDECADE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	46-5723951
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
1000 Louisiana Street, Suite 3300, Houston, Texas 77002
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 3, 2024, the issuer had 257,994,156 shares of common stock outstanding.

NEXTDECADE CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
NextDecade Corporation
Consolidated Balance Sheets
(in thousands, except per share data, unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$45,753	$38,241
Restricted cash	205,645	256,237
Derivatives	29,327	17,958
Prepaid expenses and other current assets	3,193	2,089
Total current assets	283,918	314,525
Property, plant and equipment, net	3,158,242	2,437,733
Operating lease right-of-use assets	169,504	170,827
Debt issuance costs	371,466	389,695
Derivatives	175,699	—
Other non-current assets	17,054	11,021
Total assets	$4,175,883	$3,323,801

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$175,384	$243,129
Accrued and other current liabilities	321,997	299,264
Common stock warrants	5,297	6,851
Operating leases	2,972	3,143
Total current liabilities	505,650	552,387
Common stock warrants	—	1,818
Operating leases	145,466	145,962
Derivative liability	—	66,899
Debt, net	2,393,730	1,816,301
Total liabilities	3,044,846	2,583,367

Commitments and contingencies (Note 12)

Stockholders’ equity
Common stock, $0.0001 par value, 480.0 million authorized: 257.5 million and 256.5 million outstanding, respectively	26	26
Treasury stock: 2.2 million shares and 2.2 million respectively, at cost	(14,308)	(14,214)
Preferred stock, $0.0001 par value, 0.5 million authorized after designation of the convertible preferred stock: none outstanding	—	—
Additional paid-in-capital	897,805	693,883
Accumulated deficit	(363,426)	(391,772)
Total stockholders’ equity	520,097	287,923
Non-controlling interest	610,940	452,511
Total equity	1,131,037	740,434
Total liabilities and equity	$4,175,883	$3,323,801
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation
Consolidated Statements of Operations
(in thousands, except per share data, unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues	$—	$—
Operating expenses:
General and administrative expense	32,505	26,271
Development expense	2,509	464
Lease expense	3,019	337
Depreciation expense	84	38
Total operating expenses	38,117	27,110
Total operating loss	(38,117)	(27,110)
Other income (expense):
Loss on common stock warrant liabilities	(1,516)	(367)
Derivative gain	258,872	—
Interest expense, net of capitalized interest	(25,479)	—
Loss on debt extinguishment	(7,440)	—
Other, net	455	130
Total other income (expense)	224,892	(237)
Net income (loss) attributable to NextDecade Corporation	186,775	(27,347)
Less: net income attributable to non-controlling interest	158,429	—
Less: preferred stock dividends	—	(6,700)
Net income (loss) attributable to common stockholders	$28,346	$(34,047)

Net income (loss) per common share - basic and diluted	$0.11	$(0.23)

Weighted average shares outstanding - basic	256,707	146,931

Weighted average shares outstanding - diluted	266,886	146,931
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation
Consolidated Statement of Stockholders’ Equity and Convertible Preferred Stock
(in thousands, unaudited)

	Three Months Ended March 31,
	2024	2023
Total stockholders' equity, beginning balances	$740,434	$54,371

Common stock:
Beginning balance	26	14
Issuance of common stock	—	1
Ending balance	26	15

Treasury Stock:
Beginning balance	(14,214)	(4,587)
Shares repurchased related to share-based compensation	(94)	(47)
Ending balance	(14,308)	(4,634)

Additional paid-in-capital:
Beginning balance	693,883	289,084
Share-based compensation	4,409	1,559
Issuance of common stock, net	—	34,999
Receipt of equity commitments	194,627	—
Exercise of common stock warrants	4,886	—
Preferred stock dividends	—	(6,700)
Ending balance	897,805	318,942

Accumulated deficit:
Beginning balance	(391,772)	(230,140)
Net income (loss)	28,346	(27,347)
Ending balance	(363,426)	(257,487)

Total stockholders' equity	520,097	56,836

Non-controlling interest:
Beginning balance	452,511	—
Net income	158,429	—
Ending balance	610,940	—

Total equity, ending balances	$1,131,037	$54,371

Preferred Stock, Series A-C:
Beginning balance	$—	$202,443
Preferred stock dividends	—	6,686
Ending balance	$—	$209,129
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation
Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net income (loss) attributable to NextDecade Corporation	$186,775	$(27,347)
Adjustment to reconcile net income (loss) to net cash used in operating activities
Depreciation	84	38
Share-based compensation expense	4,439	1,559
Loss on common stock warrant liabilities	1,516	367
Derivative gain	(258,872)	—
Derivative settlements	4,905	—
Amortization of right-of-use assets	1,324	258
Loss on extinguishment of debt	7,440	—
Amortization of debt issuance costs	16,388	—
Other	98	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,104)	(421)
Accounts payable	3,466	815
Operating lease liabilities	(668)	(290)
Accrued expenses and other liabilities	5,384	1,836
Net cash used in operating activities	(28,825)	(23,185)
Investing activities:
Acquisition of property, plant and equipment	(790,332)	(21,528)
Acquisition of other non-current assets	(6,033)	(1,875)
Net cash used in investing activities	(796,365)	(23,403)
Financing activities:
Proceeds from debt issuance	768,881	—
Receipt of equity commitments	194,627	—
Repayment of debt	(176,000)	—
Costs associated with repayment of debt	(995)	—
Proceeds from sale of common stock	—	35,000
Debt and equity issuance costs	(4,309)	—
Preferred stock dividends	—	(13)
Shares repurchased related to share-based compensation	(94)	(47)
Net cash provided by financing activities	782,110	34,940
Net decrease in cash, cash equivalents and restricted cash	(43,080)	(11,648)
Cash, cash equivalents and restricted cash – beginning of period	294,478	62,789
Cash, cash equivalents and restricted cash – end of period	$251,398	$51,141

Balance per Consolidated Balance Sheets:
	March 31, 2024
Cash and cash equivalents	$45,753
Restricted cash	205,645
Total cash, cash equivalents and restricted cash	$251,398
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation
Notes to Consolidated Financial Statements
(unaudited)
Note 1 — Background and Basis of Presentation
NextDecade Corporation, a Delaware corporation, is a Houston-based energy company primarily engaged in construction and development activities related to the liquefaction of natural gas and sale of LNG and the capture and storage of CO2 emissions. We are constructing a natural gas liquefaction and export facility located in the Rio Grande Valley in Brownsville, Texas (the “Rio Grande LNG Facility”), which currently has three liquefaction trains and related infrastructure under construction. The Rio Grande LNG Facility has received Federal Energy Regulatory Commission ("FERC") approval and Department of Energy ("DOE") FTA and non-FTA authorizations for the construction of five liquefaction trains and LNG exports totaling 27 million tonnes per annum ("MTPA"). Liquefaction trains 1 through 3 and related infrastructure are currently under construction and liquefaction trains 4 and 5 at the Rio Grande LNG Facility are currently in development. We are also developing a planned carbon capture and storage ("CCS") project at the Rio Grande LNG Facility and other potential CCS projects that would be located at third-party industrial facilities.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2023. In our opinion, all adjustments, consisting only of normal recurring items, which are considered necessary for a fair presentation of the unaudited consolidated financial statements, have been included. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results for the full year.
Certain reclassifications have been made to conform prior period information to the current presentation. The reclassifications did not have a material effect on the Company's financial position, results of operations or cash flows.
The Company has incurred operating losses since its inception and management expects operating losses and negative cash flows to continue until the commencement of operations at the Rio Grande LNG Facility and, as a result, the Company will require additional capital to fund its operations and execute its business plan. As of March 31, 2024, the Company had $45.8 million in cash and cash equivalents and available commitments of $26.2 million under a revolving loan facility, which may not be sufficient to fund the Company's planned operations and development activities for future phases of the Rio Grande LNG Facility, including expected pre-FID spending for Train 4, and CCS projects through one year after the date the consolidated financial statements are issued. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern. The analysis used to determine the Company's ability to continue as a going concern does not include cash sources outside of the Company's direct control that management expects to be available within the next twelve months.
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

Note 2 — Property, Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Rio Grande LNG Facility under construction	$3,150,790	$2,431,389
Corporate and other	7,711	7,518
Total property, plant and equipment, at cost	3,158,501	$2,438,907
Less: accumulated depreciation	(259)	(1,174)
Total property, plant and equipment, net	$3,158,242	$2,437,733
Note 3 — Derivatives
In July 2023, Rio Grande entered into interest rate swaps agreements (the “Swaps”) to protect against interest rate volatility by hedging a portion of the floating-rate interest payments associated with the credit facilities described in Note 6 — Debt. As of March 31, 2024, Rio Grande has the following Swaps outstanding (in thousands):

Initial Notional Amount	Maximum Notional Amount	Maturity (1)	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
$123,000	$8,500,000	2048	3.4%	USD - SOFR
(1) Swaps have an early mandatory termination date in July 2030.
The Company values the Swaps using an income-based approach based on observable inputs to the valuation model including interest rate curves, risk adjusted discount rates, credit spreads and other relevant data. The fair value of the Swaps is approximately $205.0 million as of March 31, 2024, and is classified as Level 2 in the fair value hierarchy.
Note 4 — Leases
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
For the three months ended March 31, 2024 and 2023, our operating lease costs were $3.0 million and $0.3 million, respectively.
Maturity of operating lease liabilities as of March 31, 2024 are as follows (in thousands, except lease term and discount rate):

2024 (remaining)	$5,568
2025	7,610
2026	9,522
2027	9,565
2028	9,609
Thereafter	199,241
Total undiscounted lease payments	241,115
Discount to present value	(92,676)
Present value of lease liabilities	$148,438

Weighted average remaining lease term - years	27.6
Weighted average discount rate - percent	4.0

Other information related to our operating leases is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating cash flows for amounts paid included in the measurement of operating lease liabilities	$2,143	$290
Note 5 — Accrued Liabilities and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Rio Grande LNG Facility costs	$270,393	$268,821
Accrued interest	44,716	20,392
Employee compensation expense	2,944	9,270
Other accrued liabilities	3,944	781
Total accrued and other current liabilities	$321,997	$299,264
Note 6 — Debt
Debt consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Senior Secured Notes and Loans:
6.67% Senior Secured Notes due 2033	$700,000	$700,000
6.72% Senior Secured Loans due 2033	356,000	356,000
7.11% Senior Secured Loans due 2047	251,000	251,000
6.85% Senior Secured Notes due 2047	190,000	—
Total Senior Secured Notes and Loans	1,497,000	1,307,000
Credit Facilities:
CD Senior Working Capital Facility	—	—
CD Credit Facility	817,000	484,000
TCF Credit Facility	102,000	59,000
Corporate Credit Facility	26,881	—
Total debt	2,442,881	1,850,000
Unamortized debt issuance costs	(49,151)	(33,699)
Total debt, net	$2,393,730	$1,816,301
Senior Secured Notes and Loans
The 6.67% Senior Secured Notes and 6.85% Senior Secured Notes (collectively, the “Senior Secured Notes”) as well as the 6.72% Senior Secured Loans and 7.11% Senior Secured Loans (collectively, the “Senior Secured Loans”) are senior secured obligations of Rio Grande, ranking senior in right of payment to any and all of Rio Grande’s future indebtedness that is subordinated to the Senior Secured Notes and the Senior Secured Loans, and equal in right of payment with Rio Grande’s other existing and future indebtedness that is senior and secured by the same collateral securing the Senior Secured Notes and Senior Secured Loans. The Senior Secured Notes and Senior Secured Loans are secured on a first-priority basis by a security interest in all of the membership interests in Rio Grande and substantially all of Rio Grande’s assets, on a pari passu basis with the CD Credit Agreement and the TCF Credit Facility.

Credit Facilities
Below is a summary of our committed credit facilities outstanding as of March 31, 2024 (in thousands):

	CD Senior Working Capital Facility	CD Credit Facility	TCF Credit Facility	Corporate Credit Facility
Total Facility Size	$500,000	$9,554,000	$800,000	$62,500
Less:
Outstanding balance	—	817,000	102,000	26,881
Letters of credit issued	120,625	—	—	—
Available commitment	$379,375	$8,737,000	$698,000	$35,619

Priority ranking	Senior secured	Senior secured	Senior secured	Senior secured
Interest rate on outstanding balance	SOFR + 2.25%	SOFR + 2.25%	SOFR + 2.25%	SOFR + 4.50%
Commitment fees on undrawn balance	0.68%	0.68%	0.68%	1.35%
Maturity Date	2030	2030	2030	2026
The obligations of Rio Grande under the CD Senior Working Capital Facility and CD Credit Facility are secured by substantially all of the assets of Rio Grande as well as a pledge of all of the membership interests in Rio Grande on a first-priority, pari passu basis with the Senior Secured Notes, the Senior Secured Loans and the loans made under the TCF Credit Facility.
The obligations of Rio Grande under the TCF Credit Agreement are secured by substantially all of the assets of Rio Grande as well as a pledge of all of the membership interests in Rio Grande on a first-priority, pari passu basis with the Senior Secured Notes, the Senior Secured Loans and the loans made under the CD Credit Agreement. Total Energies Holdings SAS (“Total Holdings”) provides contingent credit support to the lenders under the TCF Credit Agreement to pay past due amounts owing from Rio Grande under the agreement upon demand.
The obligations of NextDecade LLC under the Corporate Credit Facility are guaranteed by Rio Grande LNG Super Holdings, LLC, a wholly owned subsidiary of NextDecade LLC, and Rio Grande LNG Intermediate Super Holdings, LLC, a partially owned subsidiary of NextDecade LLC. The Corporate Credit Facility matures at the earlier of two years from the closing date or 10 business days after a positive Final Investment Decision (FID) on Train 4 at the Rio Grande LNG facility.
Restrictive Debt Covenants
The CD Credit Facility and the TCF Credit Facility (collectively, the “Rio Grande Facilities”) include certain covenants and events of default that are supplemental to the covenants and events of default set forth in the P1 Common Terms Agreement and that are customary for project financing facilities of this type, including a requirement that interest rates for a minimum of 75% of the projected principal amount of Senior Secured Debt outstanding be hedged or have fixed interest rates. In addition, certain covenants and events of default in the Rio Grande Facilities are more restrictive than the corresponding covenants and events of default in the P1 Common Terms Agreement, including covenants limiting Rio Grande’s ability to incur additional indebtedness, make certain investments or pay dividends (which are subject to customary conditions set out in the Facilities and certain related financing documents) or distributions on equity interests or subordinated indebtedness or purchase, redeem, or retire equity interests, sell or transfer assets, incur liens, dissolve, liquidate, consolidate, merge, sell, or lease all or substantially all of Rio Grande’s assets or enter into certain LNG sales contracts. The Rio Grande Facilities include a requirement for Rio Grande to maintain a historical debt service coverage ratio of at least 1.10:1.00 at the end of each fiscal quarter starting from the Initial Principal Payment Date, a default of which may be cured with equity contributions.
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
As of March 31, 2024, the Company was in compliance with all covenants related to its respective debt agreements.
Debt Extinguishment
During the three months ended March 31, 2024, Rio Grande repaid $176.0 million of the outstanding principal balance of the CD Credit Facility. As a result of the repayment, Rio Grande recognized an approximate $7.4 million loss on extinguishment.
Debt Maturities

Principal Payments
2024 - 2025	$—
2026	26,881
2027 - 2028	—
Thereafter	2,416,000
Total	$2,442,881
Interest Expense
Total interest expense, net of capitalized interest, consisted of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Interest per contractual rate	$36,591	$—
Amortization of debt issuance costs	16,388	—
Other interest costs	551	—
Total interest cost	53,530	—
Capitalized interest	(28,051)	—
Total interest expense, net of capitalized interest	$25,479	$—

Fair Value Disclosures
The following table shows the carrying amount and estimated fair value of our debt (in thousands):

	March 31, 2024		December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes - Level 2	$890,000	$912,108	$700,000	$743,593
Senior Loans - Level 2	607,000	621,969	607,000	632,998
The fair value of the Senior Secured Notes and Senior Secured Loans was calculated based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including interest rates on debt issued by parties with comparable credit ratings.
The fair value of the CD Credit Facility, TCF Credit Facility and Corporate Credit Facility approximates its respective carrying amount due to its variable interest rate, which approximates a market interest rate.
Note 7 – Common Stock Warrants
The Company issued warrants exercisable to purchase Company common stock in connection with its issuances of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock (collectively, the “Common Stock Warrants”). The Company revalues the Common Stock Warrants at each balance sheet date and recognized a loss of $1.5 million and a loss of $0.4 million during the three months ended March 31, 2024 and 2023, respectively. The Common Stock Warrant liabilities are included in Level 3 of the fair value hierarchy.
The assumptions used in the Monte Carlo simulation model to estimate the fair value of the Common Stock Warrants are as follows:

	March 31, 2024	December 31, 2023
Stock price	$5.68	$4.77
Exercise price	$0.01	$0.01
Risk-free rate	5.1%	4.7%
Volatility	68.3%	78.4%
Weighted average term (years)	0.5	0.5
Note 8 — Variable Interest Entity
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
The following table presents the summarized assets and liabilities (in thousands) of Intermediate Holdings, which are included in the Company's Consolidated Balance Sheets. The assets in the table below may only be used to settle the obligations of Intermediate Holdings. In addition, there is no recourse to us for the consolidated VIE’s liabilities. The assets and liabilities in the table below include assets and liabilities of Intermediate Holdings only and exclude intercompany balances between Intermediate Holdings and NextDecade, which are eliminated in the Consolidated Financial Statements of NextDecade.

	March 31, 2024	December 31, 2023
Assets
Current assets
Cash	$205,644	$256,237
Derivatives	29,327	17,958
Prepaid expenses and other current assets	77	108
Total current assets	235,048	274,303
Property, plant and equipment, net	3,147,946	2,428,583
Operating lease right-of-use assets, net	156,218	157,053
Debt issuance costs	370,064	389,695
Derivatives	175,699	—
Other non-current assets	15,407	9,374
Total assets	$4,100,382	$3,259,008

Liabilities
Current liabilities
Accounts payable	$171,667	$238,582
Accrued liabilities and other current liabilities	314,464	288,779
Operating lease	2,577	2,554
Total current liabilities	488,708	529,915
Operating lease	131,248	131,901
Non-current derivative liability	—	66,899
Debt, net	2,368,124	1,816,301
Total liabilities	$2,988,080	$2,545,016
Note 9 — Net Loss Per Share
Potentially dilutive securities not included in the diluted net income (loss) per share computations because their effect would have been anti-dilutive were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Unvested stock and stock units (1)	—	2,053
Convertible preferred stock	—	52,622
Common Stock Warrants	—	1,380
Total potentially dilutive common shares	—	56,055
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

Total share-based compensation expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Equity awards	$4,409	$1,559
Liability awards	30	—
Total share-based compensation expense	$4,439	$1,559
Note 11 — Income Taxes
Due to our cumulative loss position, we have established a full valuation allowance against our deferred tax assets at March 31, 2024 and December 31, 2023. Due to our full valuation allowance, we have not recorded a provision for federal or state income taxes during either of the three months ended March 31, 2024 or 2023.
Note 12 — Commitments and Contingencies
Legal Proceedings
From time to time the Company may be subject to various claims and legal actions that arise in the ordinary course of business. As of March 31, 2024, management is not aware of any claims or legal actions that, separately or in the aggregate, are likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows, although the Company cannot guarantee that a material adverse effect will not occur.
Note 13 — Supplemental Cash Flows
The following table provides supplemental disclosure of cash flow information (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash paid for interest, net of amounts capitalized	$1,461	$—
Accounts payable for acquisition of property, plant and equipment	$166,893	$72
Accruals for acquisition of property, plant and equipment	270,393	15,826
Non-cash settlement of warrant liabilities	4,886	—
Corporate fixed asset retirements	1,000	—
Accrued liabilities for acquisition of other non-current assets	—	140
Non-cash settlement of paid-in-kind dividends on convertible preferred stock	$—	$6,686

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
•restrictions imposed by Rio Grande's debt agreements that limit flexibility in operating its business;
•increases in interest rates increasing the cost of servicing Rio Grande's indebtedness;
•our reliance on third-party contractors to successfully complete the Rio Grande LNG Facility, the pipeline to supply gas to the Rio Grande LNG Facility and any CCS projects we develop;
•our ability to develop and implement CCS projects;
•our ability to secure additional debt and equity financing in the future, including any refinancing of outstanding indebtedness, on commercially acceptable terms and to continue as a going concern;
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
•global pandemics, including the 2019 novel coronavirus (“COVID-19”) pandemic, the Russia-Ukraine conflict, the Israel-Hamas conflict, other sources of volatility in the energy markets and their impact on our business and operating results, including any disruptions in our operations or development of the Rio Grande LNG Facility and the health and safety of our employees, and on our customers, the global economy and the demand for LNG or carbon capture;
•risks related to doing business in and having counterparties in foreign countries;
•our ability to maintain the listing of our securities on the Nasdaq Capital Market or another securities exchange or quotation medium;
•changes adversely affecting the businesses in which we are engaged;
•management of growth;
•general economic conditions, including inflation and rising interest rates;
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
NextDecade Corporation, a Delaware corporation, is a Houston-based energy company primarily engaged in construction and development activities related to the liquefaction of natural gas and sale of LNG and the capture and storage of CO2 emissions. We are constructing a natural gas liquefaction and export facility located in the Rio Grande Valley in Brownsville, Texas (the “Rio Grande LNG Facility”), which currently has three liquefaction trains and related infrastructure under construction. The Rio Grande LNG Facility has received Federal Energy Regulatory Commission ("FERC") approval and Department of Energy ("DOE") FTA and non-FTA authorizations for the construction of five liquefaction trains and LNG exports totaling 27 million tonnes per annum ("MTPA"). Liquefaction trains 1 through 3 and related infrastructure are currently under construction and liquefaction trains 4 and 5 at the Rio Grande LNG Facility are currently in development. We are also developing a planned carbon capture and storage ("CCS") project at the Rio Grande LNG Facility and other potential CCS projects that would be located at third-party industrial facilities.
We are constructing the Rio Grande LNG Facility on the north shore of the Brownsville Ship Channel. The site is located on 984 acres of land which has been leased long-term and includes 15 thousand feet of frontage on the Brownsville Ship Channel. We believe the site is advantaged due to its proximity to abundant natural gas resources in the Permian Basin and Eagle Ford Shale, access to an uncongested waterway for vessel loading, and location in a region that has historically been subject to fewer and less severe weather events relative to other locations along the US Gulf Coast. The Rio Grande LNG Facility has been permitted by the FERC and authorized by the DOE to export up to 27 MTPA of LNG from up to five liquefaction trains.

In July 2023, our partially owned subsidiary Rio Grande LNG, LLC ("Rio Grande") commenced construction on the first three liquefaction trains and related infrastructure (“Phase 1”) of the Rio Grande LNG Facility following a positive final investment decision (“FID”) and the closing of project financing by Rio Grande, which owns Phase 1 of the Rio Grande LNG Facility. Construction will be completed by Bechtel Energy Inc. (“Bechtel”) under fully wrapped, lump-sum turnkey engineering, procurement, and construction (“EPC”) contracts, and will utilize APCI liquefaction technology, which is the predominant liquefaction technology utilized globally.
Pursuant to a joint venture agreement with equity partners for ownership of Rio Grande, we expect to receive up to approximately 20.8% of distributions of available cash generated from Phase 1 operations, provided that a majority of the cash distributions to which we are otherwise entitled will be paid for any distribution period only after our equity partners receive an agreed distribution threshold in respect of such distribution period and certain other deficit payments from prior distribution periods, if any, are made.
Rio Grande has entered into long-term LNG Sale and Purchase Agreements (“SPAs”) for over 90% of the expected Phase 1 nameplate LNG production capacity, pursuant to which Rio Grande customers are generally required to pay a fixed fee with respect to the contracted volumes, irrespective of whether they cancel or suspend deliveries of LNG cargoes. These SPAs create a stable foundation of predictable, long-term cash flows to Rio Grande. We believe our SPAs are attractive to our customers for several reasons, including long-term reliable supply, volumes to support growing demand for LNG and to replace customers’ contracts with legacy LNG suppliers, diversification of supply portfolios in terms of geography, price indexation, delivery points, and/or tenor, flexibility of volumes with no destination restrictions, and compatibility of some of our customers’ ESG goals with our expected lower carbon intensity LNG and planned CCS project at the Rio Grande LNG Facility.
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
We are focused on constructing and operating the Rio Grande LNG Facility safely, efficiently, reliably, and sustainably. We seek to provide a less carbon-intensive and more sustainable LNG through project design, responsibly sourced gas, proposed net-zero power, and our planned CCS project at the Rio Grande LNG Facility. We also seek to make additional measurable contributions toward a net-zero future by developing CCS projects to reduce greenhouse gas emissions at other industrial facilities.
Unless the context requires otherwise, references to “NextDecade,” “the Company,” “we,” “us,” and “our” refer to NextDecade Corporation and its consolidated subsidiaries, and references to “Rio Grande” refer to Rio Grande LNG, LLC and its subsidiaries.
Significant Recent Developments
Significant developments since January 1, 2024 and through the filing date of this 10-Q include the following:
Construction
Under the EPC contracts with Bechtel, Phase 1 progress is tracked for Train 1, Train 2, and the common facilities on a combined basis and Train 3 on a separate basis. As of March 2024:
•The overall project completion percentage for Trains 1 and 2 and the common facilities of the Rio Grande LNG Facility was 18.2%, which is in line with the schedule under the EPC contract. Within this project completion percentage, engineering was 54.9% complete, procurement was 34.4% complete, and construction was 1.9% complete.
•The overall project completion percentage for Train 3 of the Rio Grande LNG Facility was 6.9%, based on preliminary schedules, which is also in line with the schedule under the EPC contract. Within this project completion percentage, engineering was 5.2% complete, procurement was 16.7% complete, and construction was 0.0% complete.
Financial
•In January 2024, the Company's wholly-owned subsidiary NextDecade LLC entered into a credit agreement that provides for a $50 million senior secured revolving credit facility with additional capacity of $12.5 million to cover interest. Borrowings under the revolving credit facility may be used for general corporate purposes, including development costs related to Train 4 at the Rio Grande LNG Facility. Borrowings bear interest at SOFR or the base rate plus an applicable margin as defined in the credit agreement. The revolving credit facility and interest term loan mature at the earlier of two years from the closing date of 10 business days after a positive FID on Train 4.
•In February 2024, Rio Grande issued and sold $190 million of senior secured notes in a private placement transaction to finance a portion of Phase 1. The Senior secured notes were issued on February 9, 2024 and resulted in a reduction in the commitments outstanding under Rio Grande's existing bank credit facilities for Phase 1. These senior secured notes will be amortized over a period of approximately 18 years beginning in mid-2029, with a final maturity in June 2047. The senior secured notes bear interest at a fixed rate of 6.85% and rank pari passu to Rio Grande's existing senior secured financings.
Rio Grande LNG Facility Activity
Liquefaction Facilities Overview
We are constructing the Rio Grande LNG Facility on the north shore of the Brownsville Ship Channel. The site is located on 984 acres of land which has been leased long-term and includes 15 thousand feet of frontage on the Brownsville Ship Channel. We believe the site is advantaged due to its proximity to abundant natural gas resources in the Permian Basin and Eagle Ford Shale, access to an uncongested waterway for vessel loading, and location in a region that has historically been subject to fewer and less severe weather events relative to other locations along the US Gulf Coast. The Rio Grande LNG Facility has been permitted by the FERC and authorized by the DOE to export up to 27 MTPA of LNG from up to five liquefaction trains.
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
As of March 2024, progress on Trains 1 through 3 is in line with the schedule under the EPC Contracts. The civil works program has continued to progress via the deep soil mixing program, as Train 1 deep soil mixing is approaching completion and rigs are preparing to move to Train 2 for production and Train 3 for testing. Concrete foundation pours for Train 1 are underway. Delivery of key materials to site has begun, including large bore above-ground pipe and structural steel. Additionally, LNG tank piling has progressed significantly, berth 1 piling work commenced, and levee construction continues.
Bechtel has made meaningful progress on procurement for Phase 1, with a focus on completing purchase orders for critical and high-value items early in the construction process. As of March 2024, Bechtel has issued approximately 90% of the total purchase orders for Trains 1 and 2 based on dollar value and approximately 84% of the total purchase orders for Train 3 based on dollar value.
LNG Sale and Purchase Agreements
For Phase 1 of the Rio Grande LNG Facility, Rio Grande has entered into long-term LNG SPAs with nine creditworthy counterparties for aggregate volumes of approximately 16.2 MTPA of LNG, which is over 90% of the expected Phase 1 nameplate LNG production capacity. The SPAs have a weighted average term of 19.2 years. Under these SPAs, the customers will purchase LNG from Rio Grande for a price consisting of a fixed fee per MMBtu of LNG plus a variable fee per MMBtu of LNG, with the variable fees structured to cover the expected cost of natural gas plus fuel and other sourcing costs to produce LNG. In certain circumstances, customers may elect to cancel or suspend deliveries of LNG cargoes, in which case the customers would still be required to pay the fixed fee with respect to cargoes that are not delivered. A portion of the fixed fee under each SPA will be subject to annual adjustment for inflation. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific train; however, the commencement of the term of each SPA is tied to a specified train.
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
(1)FOB - free on board; DES - delivered ex-ship
Each of these SPAs is currently effective, and deliveries of LNG under these SPAs will commence on the respective Date of First Commercial Delivery (“DFCD”), which is primarily tied to the substantial completion or guaranteed substantial completion dates of specific trains as defined in each SPA. In aggregate, approximately 14.65 MTPA of Phase 1 Henry Hub-linked SPAs have average fixed fees, unadjusted for inflation, totaling approximately $1.8 billion expected to be paid annually.
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
Engineering, Procurement and Construction (“EPC”)
Rio Grande entered into fully wrapped, lump-sum turnkey contracts with Bechtel, a well-established and reputable LNG engineering and construction firm, for the engineering, procurement, and construction of Phase 1 at the Rio Grande LNG Facility, under which Bechtel has generally guaranteed cost, performance, and schedule. Under the Phase 1 EPC contracts, Bechtel is responsible for the engineering, procurement, construction,commissioning, and startup of three liquefaction trains and related infrastructure.
On July 12, 2023, Rio Grande issued final notice to proceed to Bechtel under the EPC contracts for Phase 1. Total expected capital costs for Phase 1 are estimated to be approximately $18.0 billion, including estimated owner’s costs, contingencies, and financing costs, and including amounts spent prior to FID under limited notices to proceed.
Natural Gas Transportation and Supply
Rio Grande has entered into a firm transportation agreement for capacity on the Rio Bravo Pipeline to transport natural gas feedstock to the Rio Grande LNG Facility. Subject to the closing of a transaction announced on March 26, 2024, the Rio Bravo Pipeline will be developed by Whistler LLC, a joint venture between WhiteWater, I Squared, MPLX LP, and Enbridge, and will be constructed and operated by WhiteWater. The Rio Bravo Pipeline will provide Rio Grande access to purchase natural gas supplies in the Agua Dulce area and will connect to six regional intra and interstate pipelines, giving Rio Grande access to prolific gas production from the Permian Basin and Eagle Ford Shale and providing significant flexibility to obtain competitively priced natural gas feedstock.
The Rio Bravo Pipeline is under development and is expected to be constructed and completed prior to the start of commissioning of Train 1 at the Rio Grande LNG Facility. Rio Grande has also entered into an agreement for capacity on an interruptible basis with Enbridge’s Valley Crossing Pipeline to provide redundant capacity for commissioning and operations.

We have proposed and are in the process of executing on a substantial and diversified natural gas feedstock sourcing strategy to spread risk exposure across multiple contracts, counterparties, and pricing hubs. We expect to enter into gas supply arrangements with a wide range of suppliers, and we also expect to leverage trading platforms and exchanges to lock in natural gas supply prices and/or hedge risk. Certain of our LNG offtake counterparties have the option to sell to Rio Grande some or all of the natural gas required to produce their respective contracted LNG volumes pursuant to structured options which define how much volume can be supplied and how much notice must be provided to switch to and from self-sourcing.
We believe our proximity to major reserve basins and shale plays, increasing pipeline capacity in the area, a significant amount of natural gas production and infrastructure investment, as well as our existing contacts and discussions with some of the largest regional operators, represent key elements of a comprehensive and effective feed gas strategy.
Final Investment Decision of Train 4 and Train 5 at the Rio Grande LNG Facility
We expect to make a positive final investment decision and commencement of construction of Train 4 and related infrastructure, and subsequently Train 5 and related infrastructure, at the Rio Grande LNG Facility, subject to, among other things, finalizing and entering into EPC contracts, entering into appropriate commercial arrangements, and obtaining adequate financing to construct each train and related infrastructure.
The Company has undertaken certain pre-FID activities for Train 4, including the FEED and EPC contract processes with Bechtel.
An affiliate of TotalEnergies SE (“TotalEnergies”) has an LNG purchase option of 1.5 MTPA for Train 4. If TotalEnergies exercises this purchase option, the Company currently estimates that an additional approximately 3 MTPA of LNG must be contracted on a long-term basis for Train 4 prior to making a positive FID. The Company continues to advance commercial discussions with multiple potential counterparties and expects to finalize commercial arrangements for Train 4 in the coming months to support a positive FID on Train 4.
The Company expects to finance construction of Train 4 utilizing a combination of debt and equity funding. The Company expects to enter into bank facilities for the debt portion of the funding. In connection with consummating the Rio Grande Phase 1 equity joint venture, the Company's equity partners each have options to invest in Train 4 equity, which, if exercised, would provide approximately 60% of the equity funding required for Train 4. Inclusive of these options, NextDecade currently expects to fund 40% of the equity commitments for Train 4 and to have an initial economic interest of 40% in Train 4, increasing to 60% after its equity partners achieve certain returns on their investments in Train 4. The Company expects to complete the financing process for Train 4 after the EPC contract and commercial arrangements are finalized.
The Company expects to begin the EPC contracting process for Train 5 after a positive FID on Train 4. TotalEnergies also holds an LNG purchase option for 1.5 MTPA for Train 5, and the Rio Grande Phase 1 equity partners have options to invest in Train 5 equity which are materially equivalent to their options to participate in Train 4 equity.
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
Parties sought rehearing of the Remand Order, which FERC denied by operation of law on June 22,2023, and subsequently issued a substantive order on the merits upholding the conclusions in the Remand Order, and its reaffirmation of the FERC Order. On August 17, 2023, parties petitioned the D.C. Circuit for review of the Remand Order, which is still pending. Oral arguments have been scheduled for May 17, 2024.
On November 24, 2023, a motion was filed with FERC to stay construction of the Rio Grande LNG Facility, which FERC denied on January 24,2024. On February 2, 2024, parties filed a motion with the D.C. Circuit to stay construction of the Rio Grande LNG Facility. On March 1, 2024 the motion to stay was denied by the D.C. Circuit.

We do not expect the appeal process to have any material negative impact on construction or operations of Phase 1 or our expected Train 4 and Train 5 expansions at the Rio Grande LNG Facility.
Corporate and Other Activities
We are required to maintain corporate and general and administrative functions to serve our business activities described above. We are also in various stages of developing other projects, such as Train 4 and Train 5 at the Rio Grande LNG Facility, additional liquefaction expansions at the Rio Grande LNG Facility, a CCS project at the Rio Grande LNG Facilities, and potential CCS projects at third party industrial facilities.
Financing Activity
Corporate Credit Facility
In January 2024, our wholly-owned subsidiary NextDecade LLC entered into a credit agreement that provides for a $50 million senior secured revolving credit facility with additional capacity of $12.5 million to cover interest. Borrowings under the revolving credit facility may be used for general corporate purposes, including development costs related to Train 4 at the Rio Grande LNG Facility. Borrowings bear interest at SOFR or the base rate plus an applicable margin as defined in the credit agreement. The revolving credit facility and interest term loan mature at the earlier of two years from the closing date or 10 business days after a positive FID on Train 4.
Rio Grande Senior Secured Notes
In February 2024, Rio Grande issued and sold $190 million of senior secured notes to finance a portion of Phase 1. The senior secured notes were issued on February 9, 2024 and resulted in a reduction in the commitments outstanding under Rio Grande's existing bank credit facilities for Phase 1. These senior secured notes will be amortized over a period of approximately 18 years beginning in mid-2029, with a final maturity in June 2047. The senior secured notes bear interest at a fixed rate of 6.85% and rank pari passu to Rio Grande's existing senior secured financings.
Liquidity and Capital Resources
Following FID on Phase 1 and the project financing obtained by Rio Grande, NextDecade and Rio Grande operate with independent capital structures. Although our sources and uses are presented from a consolidated standpoint, certain restrictions under debt and equity agreements limit the ability of NextDecade and Rio Grande to use and distribute cash. Rio Grande is required to deposit all cash received under its debt agreements into restricted accounts. The usage or withdrawal of such cash is restricted to the payment of obligations related to Phase 1 and other restricted payments, and such cash and capital resources are not available to service the obligations of NextDecade.
Phase 1 FID Rio Grande Financing
In connection with the FID on Phase 1 of the Rio Grande LNG Facility, Rio Grande obtained approximately $6.2 billion in equity capital commitments, inclusive of commitments from the NextDecade Member, entered into senior secured non-recourse bank credit facilities of $11.6 billion, consisting of $11.1 billion in construction term loans and a $500 million working capital facility, and closed a $700 million senior secured non-recourse private notes offering. Rio Grande will utilize these capital resources to fund the approximately $18.0 billion total cost of Phase 1, including EPC cost, which was approximately $12.0 billion at FID, and to fund owner’s costs and contingencies, dredging for the Brazos Island Harbor Channel Improvement Project, conservation of more than 4,000 acres of wetland and wildlife habitat area and installation of utilities, and interest during construction and other financing costs.
Near Term Liquidity and Capital Resources of NextDecade Corporation
Prior to the FID on Phase 1 of the Rio Grande LNG Facility, our primary cash needs historically were funding development activities in support of the Rio Grande LNG Facility and our CCS projects, which included payments of initial direct costs of the Rio Grande site lease and expenses in support of engineering and design activities, regulatory approvals and compliance, commercial and marketing activities and corporate overhead. We spent approximately $97.7 million on such development activities year-to-date through FID on July 12, 2023, which we funded through our cash on hand and proceeds from the issuances of equity and equity-based securities. Following the FID on Phase 1 of the Rio Grande LNG Facility, costs associated with the Phase 1 EPC agreements, Rio Grande site lease, and other Phase 1 related costs are being funded by debt and equity proceeds received by Rio Grande.
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
Our consolidated financial statements as of and for the three months ended March 31, 2024 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Based on our balance of cash and cash equivalents of $45.8 million in cash and cash equivalents and available commitments under a revolving loan facility of $26.2 million at March 31, 2024, there is substantial doubt about our ability to continue as a going concern within one year after the date that our consolidated financial statements were issued. Our ability to continue as a going concern will depend on managing certain operating and overhead costs and our ability to raise capital through equity, equity-based or debt financings. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty, which could have a material adverse effect on our financial condition.
Our capital raising activities since January 1, 2024 have included the following:
In January 2024, NextDecade LLC entered into a Credit and Guaranty Agreement by and among NextDecade LLC, as borrower, Rio Grande LNG Super Holdings, LLC and Rio Grande LNG Intermediate Super Holdings, LLC, as subsidiary guarantors, MUFG Bank, Ltd., as the administrative agent (the “Administrative Agent”), Wilmington Trust, National Association, as the collateral agent (the “Collateral Agent”), MUFG Bank, Ltd., as coordinating lead arranger and bookrunner and the financial institutions party thereto as lenders. The Credit and Guarantee Agreement provides for the following facilities:
•a revolving loan facility (the “Revolving Loans”) in an amount up to $50.0 million available to NextDecade LLC to be used for (a) general corporate purposes and working capital requirements of NextDecade LLC and its subsidiaries, including development costs related to the fourth liquefaction train and related common facilities at the Rio Grande LNG Facility, and (b) certain permitted payments on behalf of the Company and its subsidiaries; and
•an interest loan facility (the “Interest Loans” and together with the Revolving Loans, the “Loans”) in an amount up to $12.5 million available to NextDecade LLC to pay interest obligations, fees, and expenses due and payable under the Credit Agreement and the other finance documents.
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

Sources and Uses of Cash
The following table summarizes the sources and uses of our cash for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating cash flows	$(28,825)	$(23,185)
Investing cash flows	(796,365)	(23,403)
Financing cash flows	782,110	34,940
Net decrease in cash, cash equivalents and restricted cash	(43,080)	(11,648)
Cash, cash equivalents and restricted cash – beginning of period	294,478	62,789
Cash, cash equivalents and restricted cash – end of period	$251,398	$51,141
Operating Cash Flows
Operating cash outflows during the three months ended March 31, 2024 and 2023 were $28.8 million and $23.2 million, respectively. The increase in operating cash outflows during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to an increase in employee costs and professional fees paid to consultants as we construct Phase 1 of the Rio Grande LNG Facility and continue to develop subsequent phases.
Investing Cash Flows
Investing cash outflows during the three months ended March 31, 2024 and 2023 were $796.4 million and $23.4 million, respectively. Investing cash outflows primarily consist of cash used in the construction of Phase 1 of the Rio Grande LNG Facility. The increase in investing cash outflows during the three months ended March 31, 2023 compared to the same period in 2023 was primarily due to a positive FID on Phase 1 of the Rio Grande LNG Facility and the mobilization of the Bechtel workforce that began in July 2023 and carried into 2024.
Financing Cash Flows
Financing cash inflows during the three months ended March 31, 2024 and 2023 were $782.1 million and $34.9 million, respectively. Financing cash inflows during the 2024 period are primarily comprised of $768.9 million of proceeds from borrowings under Rio Grande's credit facilities and its issuance of senior secured notes and proceeds from the receipt of equity commitments in Intermediate Holdings of $194.6 million, partially offset by debt and equity issuance costs of $4.3 million and repayment of $176.0 million of debt using proceeds of the senior secured notes offering during the 2024 period. Financing cash inflows during the 2023 period were primarily comprised of the sale of Company common stock.

Results of Operations
The following table summarizes costs, expenses and other income for the periods indicated (in thousands):

	For the Three Months Ended March 31,
	2024	2023	Change
Revenues	$—	$—	$—
General and administrative expense	32,505	26,271	6,234
Development expense	2,509	464	2,045
Lease expense	3,019	337	2,682
Depreciation expense	84	38	46
Total operating loss	(38,117)	(27,110)	(11,007)
Other income (expense):
Loss on common stock warrant liabilities	(1,516)	(367)	(1,149)
Derivative gain	258,872	—	258,872
Interest expense, net of capitalized interest	(25,479)	—	(25,479)
Loss on debt extinguishment	(7,440)	—	(7,440)
Other, net	455	130	325
Net income (loss) attributable to NextDecade Corporation	186,775	(27,347)	214,122
Less: net income attributable to non-controlling interest	158,429	—	158,429
Less: preferred stock dividends	—	6,700	(6,700)
Net income (loss) attributable to common stockholders	$28,346	$(34,047)	$62,393
Net income attributable to common stockholders was $28.3 million, or $0.11 per common share (basic and diluted) for the three months ended March 31, 2024 compared to a net loss of $34.0 million, or $(0.23) per common share (basic and diluted), for the three months ended March 31, 2023. The $62.4 million decrease in net loss was primarily a result of derivative gain, partially offset by increases in general and administrative expense, net income attributable to non-controlling interest, loss on debt extinguishment and interest expense, net of capitalized interest.
Derivative gain during the three months ended March 31, 2024 of $258.9 million is due to the reversal of derivative liabilities recognized at December 31, 2023 and an increase in forward SOFR rates from December 31, 2023 to March 31, 2024 relative to the fixed interest rates under Rio Grande's interest rate swap agreements.
General and administrative expense during the three months ended March 31, 2024 increased approximately $6.2 million compared to the same period in 2023 primarily due to an increase in professional fees, employee costs and share-based compensation expense.
Net income attributable to non-controlling interest during the three months ended March 31, 2024 of $158.4 million is due to derivative gains of $258.9 million, partially offset by expenses of approximately $71.1 million.
Interest expense, net of capitalized interest during the three months ended March 31, 2024 of $25.5 million represents total interest cost on debt of $53.4 million, net of capitalized interest of $28.1 million.
Summary of Critical Accounting Estimates
The preparation of our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make certain estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. There have been no significant changes to our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information under this item.

Item 4. Controls and Procedures
We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective.
During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
There were no material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
The following table summarizes stock repurchases for the three months ended March 31, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as a Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
January 2024	4,826	$4.69	—	—
February 2024	2,205	5.00	—	—
March 2024	13,536	5.28	—	—
(1)Represents shares of Company common stock surrendered to us by participants in the 2017 Plan to settle the participants’ personal tax liabilities that resulted from the lapsing of restrictions on awards made to the participants under the 2017 Plan.
(2)The price paid per share of Company common stock was based on the closing trading price of such stock on the dates on which we repurchased shares of Company common stock from the participants under the 2017 Plan.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended March 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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

10.1	Indenture, dated as of February 9, 2024, by and between Rio Grande LNG, LLC and Wilmington Trust, National Association, as Trustee.
10.2
Change Orders to the Amended and Restated Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Trains 1 and 2 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of September 14, 2022, by and between Rio Grande LNG, LLC and Bechtel Energy Inc.: (i) EC00093, dated as of January 10, 2024; (ii) EC00100, EC00105 and EC00124, each dated as of January 30, 2024, (iii) EC00092, dated as of February 6, 2024; (iv) EC00110, dated as of February 23, 2024; (v) EC00127, dated as of March 21, 2024; and (vi) EC00137, dated as of March 26, 2024

10.3
Change Orders to the Amended and Restated Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Train 3 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of September 14, 2022, by and between Rio Grande LNG, LLC and Bechtel Energy Inc.: (i) EC00094, dated as of January 18, 2024; (ii) EC00101 and EC00125, each dated as of January 30, 2024; and (iii) EC00138, dated as of March 26, 2024

10.4
Credit Agreement, dated as of January 4, 2024, by and among NextDecade LNG, LLC, as Borrower, MUFG Bank, Ltd., as Administrative Agent, Wilmington Trust, National Association, as Collateral Agent, and the guarantors and senior lenders party thereto.

10.5	Supplemental Indenture No. 1, dated as of March 4, 2024, to Indenture, dated as of July 12, 2023, by and between Rio Grande LNG, LLC and Wilmington Trust, National Association, as Trustee.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
______________________
*Filed herewith.
**Furnished herewith.
+Certain portions of this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTDECADE CORPORATION

Date: May 9, 2024	By:	/s/ Matthew K. Schatzman
Matthew K. Schatzman
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2024	By:	/s/ Brent E. Wahl
Brent E. Wahl
Chief Financial Officer
(Principal Financial Officer)