Form 10-Q/A
period 2024-03-31
NextDecade Corp.
filed 2024-05-13
CIK 1612720

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

Explanatory Note
The purpose of the filing of this Form 10-Q/A is to correct certain line items in the Company’s Consolidated Financial Statements for the three months ended March 31, 2024 that were originally reported incorrectly due to a clerical error. The following line items within the Statement of Cash Flows for the three months ended March 31, 2024 are changed as follows (in thousands): acquisition of property, plant and equipment has been changed from $(790,332) to $(774,615); net cash used in investing activities has been changed from $(796,365) to $(780,648); debt and equity issuance costs has been changed from $(4,309) to $(20,026); and net cash provided by financing activities has been changed from $782,110 to $766,393. Within the table of Debt Maturities in Note 6 to the Consolidated Financial Statements, the “2026” row has been changed from $35,619 to $26,881 and the “Thereafter” row has been changed from $2,407,262 to $2,416,000. There was an additional deletion of the line item for cash paid for interest, net of amounts capitalized in Note 13 to the Consolidated Financial Statements and corresponding changes to the disclosure of net cash used in investing activities and net cash provided by financial activities within Management’s Discussion and Analysis of Financial Condition and Results of Operations under the subheadings “Liquidity and Capital Resources—Investing Cash Flows” and “—Financing Cash Flows.”
No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date and time of the Form 10-Q, and does not modify or update any other disclosures made in the Form 10-Q.

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

NextDecade Corporation
Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net income (loss) attributable to NextDecade Corporation	$186,775	$(27,347)
Adjustment to reconcile net income (loss) to net cash used in operating activities
Depreciation	84	38
Share-based compensation expense	4,439	1,559
Loss on common stock warrant liabilities	1,516	367
Derivative gain	(258,872)	—
Derivative settlements	4,905	—
Amortization of right-of-use assets	1,324	258
Loss on extinguishment of debt	7,440	—
Amortization of debt issuance costs	16,388	—
Other	98	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,104)	(421)
Accounts payable	3,466	815
Operating lease liabilities	(668)	(290)
Accrued expenses and other liabilities	5,384	1,836
Net cash used in operating activities	(28,825)	(23,185)
Investing activities:
Acquisition of property, plant and equipment	(774,615)	(21,528)
Acquisition of other non-current assets	(6,033)	(1,875)
Net cash used in investing activities	(780,648)	(23,403)
Financing activities:
Proceeds from debt issuance	768,881	—
Receipt of equity commitments	194,627	—
Repayment of debt	(176,000)	—
Costs associated with repayment of debt	(995)	—
Proceeds from sale of common stock	—	35,000
Debt and equity issuance costs	(20,026)	—
Preferred stock dividends	—	(13)
Shares repurchased related to share-based compensation	(94)	(47)
Net cash provided by financing activities	766,393	34,940
Net decrease in cash, cash equivalents and restricted cash	(43,080)	(11,648)
Cash, cash equivalents and restricted cash – beginning of period	294,478	62,789
Cash, cash equivalents and restricted cash – end of period	$251,398	$51,141

Balance per Consolidated Balance Sheets:
	March 31, 2024
Cash and cash equivalents	$45,753
Restricted cash	205,645
Total cash, cash equivalents and restricted cash	$251,398
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
Note 13 — Supplemental Cash Flows
The following table provides supplemental disclosure of cash flow information (in thousands):

	Three Months Ended March 31,
	2024	2023
Accounts payable for acquisition of property, plant and equipment	$166,893	$72
Accruals for acquisition of property, plant and equipment	$270,393	$15,826
Non-cash settlement of warrant liabilities	$4,886	$—
Corporate fixed asset retirements	$1,000	$—
Accrued liabilities for acquisition of other non-current assets	$—	$140
Non-cash settlement of paid-in-kind dividends on convertible preferred stock	$—	$6,686

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

Sources and Uses of Cash
The following table summarizes the sources and uses of our cash for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating cash flows	$(28,825)	$(23,185)
Investing cash flows	(780,648)	(23,403)
Financing cash flows	766,393	34,940
Net decrease in cash, cash equivalents and restricted cash	(43,080)	(11,648)
Cash, cash equivalents and restricted cash – beginning of period	294,478	62,789
Cash, cash equivalents and restricted cash – end of period	$251,398	$51,141
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
Investing Cash Flows
Investing cash outflows during the three months ended March 31, 2024 and 2023 were $780.6 million and $23.4 million, respectively. Investing cash outflows primarily consist of cash used in the construction of Phase 1 of the Rio Grande LNG Facility. The increase in investing cash outflows during the three months ended March 31, 2023 compared to the same period in 2023 was primarily due to a positive FID on Phase 1 of the Rio Grande LNG Facility and the mobilization of the Bechtel workforce that began in July 2023 and carried into 2024.
Financing Cash Flows
Financing cash inflows during the three months ended March 31, 2024 and 2023 were $766.4 million and $34.9 million, respectively. Financing cash inflows during the 2024 period are primarily comprised of $768.9 million of proceeds from borrowings under Rio Grande's credit facilities and its issuance of senior secured notes and proceeds from the receipt of equity commitments in Intermediate Holdings of $194.6 million, partially offset by debt and equity issuance costs of $20.0 million and repayment of $176.0 million of debt using proceeds of the senior secured notes offering during the 2024 period. Financing cash inflows during the 2023 period were primarily comprised of the sale of Company common stock.

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

10.1*	Indenture, dated as of February 9, 2024, by and between Rio Grande LNG, LLC and Wilmington Trust, National Association, as Trustee.
10.2*
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

10.3*
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

10.4*
Credit Agreement, dated as of January 4, 2024, by and among NextDecade LNG, LLC, as Borrower, MUFG Bank, Ltd., as Administrative Agent, Wilmington Trust, National Association, as Collateral Agent, and the guarantors and senior lenders party thereto.

10.5*	Supplemental Indenture No. 1, dated as of March 4, 2024, to Indenture, dated as of July 12, 2023, by and between Rio Grande LNG, LLC and Wilmington Trust, National Association, as Trustee.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
______________________
*Filed herewith.
**Furnished herewith.
+Certain portions of this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTDECADE CORPORATION

Date: May 13, 2024	By:	/s/ Matthew K. Schatzman
Matthew K. Schatzman
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2024	By:	/s/ Brent E. Wahl
Brent E. Wahl
Chief Financial Officer
(Principal Financial Officer)