Form 10-Q
period 2024-06-30
NextDecade Corp.
filed 2024-08-14
CIK 1612720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 7, 2024, the issuer had 259,474,273 shares of common stock outstanding.

NEXTDECADE CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
NextDecade Corporation
Consolidated Balance Sheets
(in thousands, except per share data, unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$38,142	$38,241
Restricted cash	164,937	256,237
Derivatives	18,873	17,958
Prepaid expenses and other current assets	2,103	2,089
Total current assets	224,055	314,525
Property, plant and equipment, net	3,733,783	2,437,733
Operating lease right-of-use assets	168,255	170,827
Debt issuance costs	357,903	389,695
Derivatives	257,622	—
Other non-current assets	15,556	11,021
Total assets	$4,757,174	$3,323,801

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$131,800	$243,129
Accrued and other current liabilities	364,909	306,115
Operating leases	2,846	3,143
Total current liabilities	499,555	552,387
Debt, net	2,833,809	1,816,301
Operating leases	145,026	145,962
Derivatives	—	66,899
Other non-current liabilities	—	1,818
Total liabilities	3,478,390	2,583,367

Commitments and contingencies (Note 11)

Stockholders’ equity
Common stock, $0.0001 par value, 480.0 million authorized: 257.9 million and 256.5 million outstanding, respectively	26	26
Treasury stock: 2.2 million shares and 2.2 million respectively, at cost	(14,367)	(14,214)
Preferred stock, $0.0001 par value, 0.5 million authorized: none outstanding	—	—
Additional paid-in-capital	1,043,307	693,883
Accumulated deficit	(396,002)	(391,772)
Total stockholders’ equity	632,964	287,923
Non-controlling interest	645,820	452,511
Total equity	1,278,784	740,434
Total liabilities and equity	$4,757,174	$3,323,801
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation
Consolidated Statements of Operations
(in thousands, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$—	$—	$—	$—
Operating expenses:
General and administrative expense	33,902	26,795	66,407	53,067
Development expense	2,409	418	4,918	882
Lease expense	2,603	325	5,622	662
Depreciation expense	620	38	704	75
Total operating expenses	39,534	27,576	77,651	54,686
Total operating loss	(39,534)	(27,576)	(77,651)	(54,686)
Other income (expense):
Derivative gain (loss)	109,067	(87,450)	367,939	(87,450)
Interest expense, net of capitalized interest	(26,030)	—	(51,509)	—
Loss on debt extinguishment	(40,133)	—	(47,573)	—
Other, net	(1,066)	(5,263)	(2,127)	(5,500)
Total other income (expense)	41,838	(92,713)	266,730	(92,950)
Net income (loss) attributable to NextDecade Corporation	2,304	(120,289)	189,079	(147,636)
Less: net income attributable to non-controlling interest	34,880	—	193,309	—
Less: preferred stock dividends	—	6,754	—	13,454
Net loss attributable to common stockholders	$(32,576)	$(127,043)	$(4,230)	$(161,090)

Net loss per common share - basic and diluted	$(0.13)	$(0.84)	$(0.02)	$(1.08)

Weighted average shares outstanding - basic and diluted	257,842	150,933	257,275	148,943
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation
Consolidated Statement of Stockholders’ Equity and Convertible Preferred Stock
(in thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total stockholders' equity, beginning balances	$1,131,037	$56,836	$740,434	$54,371

Common stock:
Beginning balance	26	15	26	14
Issuance of common stock	—	1	—	2
Ending balance	26	16	26	16

Treasury Stock:
Beginning balance	(14,308)	(4,634)	(14,214)	(4,587)
Shares repurchased related to share-based compensation	(59)	(23)	(153)	(70)
Ending balance	(14,367)	(4,657)	(14,367)	(4,657)

Additional paid-in-capital:
Beginning balance	897,805	318,942	693,883	289,084
Share-based compensation	4,573	10,561	8,982	12,120
Issuance of common stock, net	—	39,986	—	74,985
Receipt of equity commitments	138,666	—	333,293	—
Exercise of common stock warrants	2,263	—	7,149	—
Preferred stock dividends	—	(6,754)	—	(13,454)
Ending balance	1,043,307	362,735	1,043,307	362,735

Accumulated deficit:
Beginning balance	(363,426)	(257,487)	(391,772)	(230,140)
Net loss	(32,576)	(120,289)	(4,230)	(147,636)
Ending balance	(396,002)	(377,776)	(396,002)	(377,776)

Total stockholders' equity	632,964	(19,682)	632,964	(19,682)

Non-controlling interest:
Beginning balance	610,940	—	452,511	—
Net income	34,880	—	193,309	—
Ending balance	645,820	—	645,820	—

Total equity, ending balances	$1,278,784	$(19,682)	$1,278,784	$(19,682)

Preferred Stock, Series A-C:
Beginning balance	$—	$209,129	$—	$202,443
Preferred stock dividends	—	6,735	—	13,421
Ending balance	$—	$215,864	$—	$215,864
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation
Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net income (loss) attributable to NextDecade Corporation	$189,079	$(147,636)
Adjustment to reconcile net income (loss) to net cash used in operating activities
Depreciation	704	75
Share-based compensation expense	8,847	12,340
Derivative gain (loss)	(367,939)	87,450
Derivative settlements	42,503	—
Amortization of right-of-use assets	2,573	523
Loss on extinguishment of debt	47,573	—
Amortization of debt issuance costs	33,090	—
Other	3,576	5,822
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(15)	(51)
Accounts payable	2,310	309
Operating lease liabilities	(1,234)	(593)
Accrued expenses and other liabilities	16,095	557
Net cash used in operating activities	(22,838)	(41,204)
Investing activities:
Acquisition of property, plant and equipment	(1,367,886)	(52,953)
Acquisition of other non-current assets	(6,404)	(3,518)
Net cash used in investing activities	(1,374,290)	(56,471)
Financing activities:
Proceeds from debt issuance	2,300,554	—
Receipt of equity commitments	333,333	—
Repayment of debt	(1,282,000)	—
Costs associated with repayment of debt	(9,448)	—
Proceeds from sale of common stock	—	75,000
Debt issuance costs	(36,557)	—
Preferred stock dividends	—	(32)
Shares repurchased related to share-based compensation	(153)	(70)
Net cash provided by financing activities	1,305,729	74,898
Net decrease in cash, cash equivalents and restricted cash	(91,399)	(22,777)
Cash, cash equivalents and restricted cash – beginning of period	294,478	62,789
Cash, cash equivalents and restricted cash – end of period	$203,079	$40,012

Balance per Consolidated Balance Sheets:
	June 30, 2024
Cash and cash equivalents	$38,142
Restricted cash	164,937
Total cash, cash equivalents and restricted cash	$203,079
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation
Notes to Consolidated Financial Statements
(unaudited)
Note 1 — Background and Basis of Presentation
NextDecade Corporation, a Delaware corporation, is a Houston-based energy company primarily engaged in construction and development activities related to the liquefaction of natural gas and sale of LNG and the capture and storage of CO2 emissions. We are constructing a natural gas liquefaction and export facility located in the Rio Grande Valley in Brownsville, Texas (the “Rio Grande LNG Facility”). The Rio Grande LNG Facility has received Federal Energy Regulatory Commission (“FERC”) approval and Department of Energy (“DOE”) FTA and non-FTA authorizations for the construction of five liquefaction trains and LNG exports totaling 27 million tonnes per annum (“MTPA”). The Rio Grande LNG Facility has three liquefaction trains and related infrastructure (“Phase 1”) under construction while liquefaction trains 4 and 5 are currently in development. We are also developing a planned carbon capture and storage (“CCS”) project at the Rio Grande LNG Facility and other potential CCS projects that would be located at third-party industrial facilities.
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2023. In our opinion, all adjustments, consisting only of normal recurring items, which are considered necessary for a fair presentation of the unaudited consolidated financial statements, have been included. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the operating results for the full year.
Certain reclassifications have been made to conform prior period information to the current presentation. The reclassifications did not have a material effect on the Company’s financial position, results of operations or cash flows.
The Company has incurred operating losses since its inception and management expects operating losses and negative cash flows to continue until the commencement of operations at the Rio Grande LNG Facility and, as a result, the Company will require additional capital to fund its operations and execute its business plan. As of June 30, 2024, the Company had $38.1 million in cash and cash equivalents and available commitments of $26.2 million under a revolving loan facility, which may not be sufficient to fund the Company’s planned operations and development activities for future phases of the Rio Grande LNG Facility, including expected spending for Train 4 prior to a positive final investment decision (“FID”), and CCS projects through one year after the date the consolidated financial statements are issued. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. The analysis used to determine the Company’s ability to continue as a going concern does not include cash sources outside of the Company’s direct control that management expects to be available within the next twelve months.
The Company plans to alleviate the going concern issue by obtaining sufficient funding through additional equity, equity-based or debt instruments or any other means and by managing certain operating and overhead costs. The Company’s ability to raise additional capital in the equity and debt markets, should the Company choose to do so, is dependent on a number of factors, including, but not limited to, the market demand for the Company’s equity or debt securities, which itself is subject to a number of business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are satisfactory to the Company. In the event the Company is unable to obtain sufficient additional funding, there can be no assurance that it will be able to continue as a going concern.
These consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary in the event the Company can no longer continue as a going concern.

Note 2 — Property, Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Rio Grande LNG Facility under construction	$3,720,997	$2,431,389
Corporate and other	13,537	7,518
Total property, plant and equipment, at cost	3,734,534	$2,438,907
Less: accumulated depreciation	(751)	(1,174)
Total property, plant and equipment, net	$3,733,783	$2,437,733
Note 3 — Derivatives
In July 2023, Rio Grande entered into interest rate swaps agreements (the “Swaps”) to protect against interest rate volatility by hedging a portion of the floating-rate interest payments associated with the credit facilities described in Note 6 — Debt.
In June 2024, Rio Grande reduced the maximum notional amount associated with the Swaps by approximately $583.1 million, which resulted in a realized derivative gain of $30.9 million.
As of June 30, 2024, Rio Grande has the following Swaps outstanding (in thousands):

Initial Notional Amount	Maximum Notional Amount	Maturity (1)	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
$123,000	$7,916,900	2048	3.4%	USD - SOFR
(1) Swaps have an early mandatory termination date in July 2030.
The Company values the Swaps using an income-based approach based on observable inputs to the valuation model including interest rate curves, risk adjusted discount rates, credit spreads and other relevant data. The fair value of the Swaps is approximately $276.5 million as of June 30, 2024, and is classified as Level 2 in the fair value hierarchy.
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
For the three months ended June 30, 2024 and 2023, our operating lease costs were $2.6 million and $0.3 million, respectively. For the six months ended June 30, 2024 and 2023, our operating lease costs were $5.6 million and $0.7 million.

Maturity of operating lease liabilities as of June 30, 2024 are as follows (in thousands, except lease term and discount rate):

2024 (remaining)	$3,814
2025	7,610
2026	9,522
2027	9,565
2028	9,609
Thereafter	199,241
Total undiscounted lease payments	239,361
Discount to present value	(91,489)
Present value of lease liabilities	$147,872

Weighted average remaining lease term - years	27.3
Weighted average discount rate - percent	4.0
Other information related to our operating leases is as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Operating cash flows for amounts paid included in the measurement of operating lease liabilities	$4,206	$593
Note 5 — Accrued Liabilities and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Rio Grande LNG Facility costs	$311,978	$268,821
Accrued interest	28,935	20,392
Employee compensation expense	6,937	9,270
Professional services	4,415	—
Other accrued liabilities	12,644	7,632
Total accrued and other current liabilities	$364,909	$306,115

Note 6 — Debt
Debt consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Senior Secured Notes and Loans:
6.67% Senior Secured Notes due 2033	$700,000	$700,000
6.72% Senior Secured Loans due 2033	356,000	356,000
7.11% Senior Secured Loans due 2047	251,000	251,000
6.85% Senior Secured Notes due 2047	190,000	—
6.58% Senior Secured Notes due 2047	1,115,000	—
Total Senior Secured Notes and Loans	2,612,000	1,307,000
Credit Facilities:
CD Senior Working Capital Facility	—	—
CD Credit Facility	93,000	484,000
TCF Credit Facility	136,000	59,000
Corporate Credit Facility	27,554	—
Total debt	2,868,554	1,850,000
Unamortized debt issuance costs	(34,745)	(33,699)
Total debt, net	$2,833,809	$1,816,301
Senior Secured Notes and Loans
The 6.67% Senior Secured Notes, 6.85% Senior Secured Notes and 6.58% Senior Secured Notes (collectively, the “Senior Secured Notes”) as well as the 6.72% Senior Secured Loans and 7.11% Senior Secured Loans (collectively, the “Senior Secured Loans”) are senior secured obligations of Rio Grande, ranking senior in right of payment to any and all of Rio Grande’s future indebtedness that is subordinated to the Senior Secured Notes and the Senior Secured Loans, and equal in right of payment with Rio Grande’s other existing and future indebtedness that is senior and secured by the same collateral securing the Senior Secured Notes and Senior Secured Loans. The Senior Secured Notes and Senior Secured Loans are secured on a first-priority basis by a security interest in all of the membership interests in Rio Grande and substantially all of Rio Grande’s assets, on a pari passu basis with the CD Credit Agreement and the TCF Credit Facility.
Credit Facilities
Below is a summary of our committed credit facilities outstanding as of June 30, 2024 (in thousands):

	CD Senior Working Capital Facility	CD Credit Facility	TCF Credit Facility	Corporate Credit Facility
Total Facility Size	$500,000	$8,448,000	$800,000	$62,500
Less:
Outstanding balance	—	93,000	136,000	27,554
Letters of credit issued	158,525	—	—	—
Available commitment	$341,475	$8,355,000	$664,000	$34,946

Priority ranking	Senior secured	Senior secured	Senior secured	Senior secured
Interest rate on outstanding balance	SOFR + 2.25%	SOFR + 2.25%	SOFR + 2.25%	SOFR + 4.50%
Commitment fees on undrawn balance	0.68%	0.68%	0.68%	1.35%
Maturity Date	2030	2030	2030	2026
The obligations of Rio Grande under the CD Senior Working Capital Facility and CD Credit Facility are secured by substantially all of the assets of Rio Grande as well as a pledge of all of the membership interests in Rio Grande on a first-priority, pari passu basis with the Senior Secured Notes, the Senior Secured Loans and the loans made under the TCF Credit Facility.
The obligations of Rio Grande under the TCF Credit Agreement are secured by substantially all of the assets of Rio Grande as well as a pledge of all of the membership interests in Rio Grande on a first-priority, pari passu basis with the Senior Secured Notes, the Senior Secured Loans and the loans made under the CD Credit Agreement. Total Energies Holdings SAS provides contingent credit support to the lenders under the TCF Credit Agreement to pay past due amounts owing from Rio Grande under the agreement upon demand.
The obligations of NextDecade LLC under the Corporate Credit Facility are guaranteed by Rio Grande LNG Super Holdings, LLC and Rio Grande LNG Intermediate Super Holdings, LLC, wholly owned subsidiaries of NextDecade LLC. The Corporate Credit Facility matures at the earlier of two years from the closing date or 10 business days after a positive FID on Train 4 at the Rio Grande LNG facility.
Restrictive Debt Covenants
The CD Credit Facility and the TCF Credit Facility (collectively, the “Rio Grande Facilities”) include certain covenants and events of default customary for project financings, including a requirement that interest rates for a minimum of 75% of the projected and outstanding principal amount be hedged or have fixed interest rates. The Rio Grande Facilities, the Senior Secured Loans, and Senior Secured Notes require Rio Grande to maintain a historical debt service coverage ratio of at least 1.10:1.00 at the end of each fiscal quarter starting from the initial principal payment date.
With respect to certain events, including a change of control event and receipt of certain proceeds from asset sales, events of loss or liquidated damages, the Senior Secured Notes and Senior Secured Loans requires Rio Grande to make an offer to repay the amounts outstanding at 101% (with respect to a change of control event) or par (with respect to each other event).
As of June 30, 2024, the Company was in compliance with all covenants related to its respective debt agreements.
Debt Extinguishment
As of June 30, 2024, Rio Grande has made repayments of $1,282.0 million, on the outstanding principal balance of the CD Credit Facility. As a result of these repayments, during the three and six months ended June 30, 2024, Rio Grande recognized approximately $40.1 million and $47.6 million loss on extinguishment, respectively.
Debt Maturities

Principal Payments
2024 - 2025	$—
2026	27,554
2027 - 2028	—
Thereafter	2,841,000
Total	$2,868,554
Interest Expense
Total interest expense, net of capitalized interest, consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest per contractual rate	$46,696	$—	$83,287	$—
Amortization of debt issuance costs	16,527	—	32,915	—
Other interest costs	604	—	1,155	—
Total interest cost	63,827	—	117,357	—
Capitalized interest	(37,797)	—	(65,848)	—
Total interest expense, net of capitalized interest	$26,030	$—	$51,509	$—

Fair Value Disclosures
The following table shows the carrying amount and estimated fair value of our debt (in thousands):

	June 30, 2024		December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes — Level 2	$2,005,000	$2,031,984	$700,000	$743,593
Senior Loans — Level 2	607,000	624,874	607,000	632,998
With the exception of the 6.58% Senior Secured Notes, the fair value of the Senior Secured Notes and Senior Secured Loans was calculated based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including interest rates on debt issued by parties with comparable credit ratings. The fair value of the 6.58% Senior Secured Notes approximates its’ carrying amount due to the close proximity of the issuance of the debt and June 30, 2024.
The fair value of the CD Credit Facility, TCF Credit Facility and Corporate Credit Facility approximates its respective carrying amount due to its variable interest rate, which approximates a market interest rate.
Note 7 — Variable Interest Entity
Intermediate Holdings and its wholly owned subsidiaries, including Rio Grande, have been formed to undertake construction and operation of Phase 1 of the Rio Grande LNG Facility. The Company is not obligated to fund losses of Intermediate Holdings, however, the Company’s capital account, which would be considered in allocating the net assets of Intermediate Holdings were it to be liquidated, continues to share in losses of Intermediate Holdings. Further, Rio Grande has granted the Company decision-making rights regarding the construction of Phase 1 of the Rio Grande LNG Facility and key aspects of its operation, which may only be terminated by equity holders for cause, via agreements with NextDecade LLC. Due to the foregoing, the Company determined that it holds a variable interest in Rio Grande through Intermediate Holdings and is its primary beneficiary, and therefore consolidates Intermediate Holdings in these Consolidated Financial Statements.
The following table presents the summarized assets and liabilities (in thousands) of Intermediate Holdings, which are included in the Company’s Consolidated Balance Sheets. The assets in the table below may only be used to settle the obligations of Intermediate Holdings. In addition, there is no recourse to us for the consolidated VIE’s liabilities. The assets and liabilities in the table below include assets and liabilities of Intermediate Holdings only and exclude intercompany balances between Intermediate Holdings and NextDecade, which are eliminated in the Consolidated Financial Statements of NextDecade.

	June 30, 2024	December 31, 2023
Assets
Current assets:
Restricted cash	$164,937	$256,237
Derivatives	18,873	17,958
Prepaid expenses and other current assets	68	108
Total current assets	183,878	274,303
Property, plant and equipment, net	3,719,176	2,428,583
Operating lease right-of-use assets	155,378	157,053
Debt issuance costs	355,506	389,695
Derivatives	257,622	—
Other non-current assets	15,407	9,374
Total assets	$4,686,967	$3,259,008

Liabilities
Current liabilities:
Accounts payable	$129,372	$238,582
Accrued liabilities and other current liabilities	348,924	288,779
Operating lease	2,601	2,554
Total current liabilities	480,897	529,915
Operating lease	130,589	131,901
Derivatives	—	66,899
Debt, net	2,806,255	1,816,301
Total liabilities	$3,417,741	$2,545,016
Note 8 — Net Loss Per Share
Potentially dilutive securities not included in the diluted net income (loss) per share computations because their effect would have been anti-dilutive were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Unvested stock and stock units (1)	8,473	2,014	8,475	2,033
Convertible preferred stock	—	57,039	—	56,239
Common stock warrants	612	1,448	1,159	1,414
Total potentially dilutive common shares	9,085	60,501	9,634	59,686

(1) Includes the impact of unvested shares containing performance conditions to the extent that the underlying performance conditions are satisfied based on actual results as of the respective dates.
Note 9 — Share-based Compensation
We have granted shares of Company common stock, restricted Company common stock and restricted stock units to employees, consultants and non-employee directors under our 2017 Omnibus Incentive Plan, as amended (the “2017 Plan”).

Total share-based compensation expense consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Equity awards	$4,403	$10,561	$8,812	$12,120
Liability awards	5	220	35	220
Total share-based compensation expense	$4,408	$10,781	$8,847	$12,340
Note 10 — Income Taxes
Due to our cumulative loss position, we have established a full valuation allowance against our deferred tax assets at June 30, 2024 and December 31, 2023. Due to our full valuation allowance, we have not recorded a provision for federal or state income taxes during either of the three and six months ended June 30, 2024 or 2023.
Note 11 — Commitments and Contingencies
Legal Proceedings
From time to time the Company may be subject to various claims and legal actions that arise in the ordinary course of business. As of June 30, 2024, management is not aware of any claims or legal actions that, separately or in the aggregate, are likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows, although the Company cannot guarantee that a material adverse effect will not occur.
Note 12 — Supplemental Cash Flows
The following table provides supplemental disclosure of cash flow information (in thousands):

	Six Months Ended June 30,
	2024	2023
Accounts payable for acquisition of property, plant and equipment	$131,074	$7,066
Accruals for acquisition of property, plant and equipment	311,978	—
Non-cash settlement of warrant liabilities	7,149	—
Corporate fixed asset retirements	1,256	—
Accrued liabilities for debt and equity issuance costs	3,975	7,627
Reclassification from other non-current assets to property, plant and equipment	1,867	—
Non-cash settlement of paid-in-kind dividends on convertible preferred stock	—	13,421
Accounts Payable for debt and equity issuance costs	—	4,473
Accrued liabilities for acquisition of other non-current assets	—	457
Note 13 — Subsequent Event
On August 6, 2024, the U.S. Court of Appeals for the D.C. Circuit (the “Court”) issued an order vacating the FERC remand authorization of the Rio Grande LNG Facility on the grounds that the FERC should have issued a supplemental Environmental Impact Statement (“EIS”) during its remand process. The Court's decision will not be effective until the Court has issued its mandate, which is not expected to occur until after the appeals process has been completed. At this time, construction continues on Phase 1 at the Rio Grande LNG Facility.
The Company is reviewing the Court's decision and assessing all of its options, together with the key project constituencies, including its equity partners and lenders. The Company expects to take all available legal and regulatory actions, including but not limited to, appellate actions and other strategies, to ensure that construction on Phase 1 will continue and that necessary regulatory approvals will be maintained to enable the construction of Trains 4 and 5 at the Rio Grande LNG Facility.
As of August 14, 2024, the Company was in compliance with all covenants related to its respective debt agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. The words “anticipate,” “contemplate,” “estimate,” “expect,” “project,” “plan,” “intend,” “target,” “believe,” “may,” “might,” “will,” “would,” “could,” “should,” “can have,” “likely,” “continue,” “design” and other words and terms of similar expressions, are intended to identify forward-looking statements.
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
•the ability to obtain or maintain governmental approvals to construct or operate the Rio Grande LNG Facility and CCS projects, including in relation to the recent decision by the D.C. Circuit Court of Appeals;
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
NextDecade Corporation, a Delaware corporation, is a Houston-based energy company primarily engaged in construction and development activities related to the liquefaction of natural gas and sale of LNG and the capture and storage of CO2 emissions. We are constructing a natural gas liquefaction and export facility located in the Rio Grande Valley in Brownsville, Texas (the “Rio Grande LNG Facility”), which currently has three liquefaction trains and related infrastructure under construction. The Rio Grande LNG Facility has received Federal Energy Regulatory Commission (“FERC”) approval and Department of Energy ("DOE") FTA and non-FTA authorizations for the construction of five liquefaction trains and supporting infrastructure with LNG exports totaling 27 million tonnes per annum (“MTPA”). Please see "Significant Recent Developments - Regulatory" for more information regarding our FERC permit. Liquefaction trains 1 through 3 and related infrastructure are currently under construction and liquefaction trains 4 and 5 at the Rio Grande LNG Facility are currently in development. We are also developing a planned carbon capture and storage (“CCS”) project at the Rio Grande LNG Facility and other potential CCS projects that would be located at third-party industrial facilities.
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
Significant Recent Developments
Significant developments since January 1, 2024 and through the filing date of this 10-Q include the following:
Construction
•Under the EPC contracts with Bechtel, Phase 1 progress is tracked for Train 1, Train 2, and the common facilities on a combined basis and Train 3 on a separate basis. As of June 2024:
•The overall project completion percentage for Trains 1 and 2 and the common facilities of the Rio Grande LNG Facility was 24.1%, which is in line with the schedule under the EPC contract. Within this project completion percentage, engineering was 66.4% complete, procurement was 45.4% complete, and construction was 3.5% complete.
•The overall project completion percentage for Train 3 of the Rio Grande LNG Facility was 7.8%, based on preliminary schedules, which is also in line with the schedule under the EPC contract. Within this project completion percentage, engineering was 8.4% complete, procurement was 18.4% complete, and construction was 0.1% complete.
Strategic and Commercial
•In May 2024, the Company entered into a 20-year LNG SPA with ADNOC, pursuant to which ADNOC will purchase 1.9 MTPA of LNG from Train 4 at the Rio Grande LNG Facility for 20 years, on a free on board (FOB) basis at a price indexed to Henry Hub, subject to a positive FID on Train 4.
•In June 2024, the Company entered into a non-binding Heads of Agreement (HoA) with Aramco for a 20-year LNG SPA for offtake from Train 4 at the Rio Grande LNG Facility. Under the terms of the HoA, Aramco expects to purchase 1.2 MTPA of LNG for 20 years, on an FOB basis at a price indexed to Henry Hub. Aramco and the Company are in the process of negotiating a binding LNG SPA, and once executed, the SPA will be subject to a positive FID on Train 4.
•In August 2024, the Company finalized an EPC contract with Bechtel for Train 4 and related infrastructure for a cost of approximately $4.3 billion. Price validity under the EPC contract for Train 4 and related infrastructure extends through December 31, 2024.
•In July 2024, the Company appointed Tarik Skeik as Chief Operating Officer. Mr. Skeik has over 20 years of experience delivering complex global mega projects in LNG, oil, and petrochemicals across North America, the Middle East, and Asia. He led the completion and start-up of six greenfield assets, and his experience includes the planning and execution through initial operation of projects including the Huizhou Chemicals Complex in China, Gulf Coast Growth Ventures in the US, Banyu Urip in Indonesia, Kearl Expansion in Canada, and QatarGas 2 in Qatar.
Financial
•In January 2024, the Company’s wholly-owned subsidiary NextDecade LLC entered into a credit agreement that provides for a $50 million senior secured revolving credit facility with additional capacity of $12.5 million to cover interest. Borrowings under the revolving credit facility may be used for general corporate purposes, including development costs related to Train 4 at the Rio Grande LNG Facility. Borrowings bear interest at SOFR or the base rate plus an applicable margin as defined in the credit agreement. The revolving credit facility and interest term loan mature at the earlier of two years from the closing date of 10 business days after a positive FID on Train 4.
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
•In June 2024, Rio Grande issued $1.115 billion of senior secured notes in a private placement, and net proceeds were utilized to reduce outstanding borrowings and commitments under existing Rio Grande bank credit facilities for Phase 1. These senior secured notes will be amortized over a period of 18 years beginning in September 2029, with a final maturity in September 2047. The senior secured notes bear interest at a fixed rate of 6.58% and rank pari passu to Rio Grande's existing senior secured financings. Including this transaction, the Company has refinanced a total of over $1.85 billion of the original $11.1 billion Rio Grande term loan facilities since a positive FID was reached on Phase 1 at the Rio Grande LNG Facility in July 2023.
Regulatory
•In August 2024, the U.S. Court of Appeals for the D.C. Circuit (the “Court”) issued an order vacating the FERC remand authorization of the Rio Grande LNG Facility on the grounds that the FERC should have issued a supplemental Environmental Impact Statement (“EIS”) during its remand process. The Court's decision will not be effective until the Court has issued its mandate, which is not expected to occur until after the appeals process has been completed.
•At this time, construction continues on Phase 1 at the Rio Grande LNG Facility.
•The Company is reviewing the Court's decision and assessing all of its options, together with the key project constituencies, including its equity partners and lenders. The Company expects to take all available legal and regulatory actions, including but not limited to, appellate actions and other strategies, to ensure that construction on Phase 1 will continue and that necessary regulatory approvals will be maintained to enable the construction of Trains 4 and 5 at the Rio Grande LNG Facility.
Rio Grande LNG Facility Activity
Liquefaction Facilities Overview
We are constructing the Rio Grande LNG Facility on the north shore of the Brownsville Ship Channel. The site is located on 984 acres of land which has been leased long-term and includes 15 thousand feet of frontage on the Brownsville Ship Channel. We believe the site is advantaged due to its proximity to abundant natural gas resources in the Permian Basin and Eagle Ford Shale, access to an uncongested waterway for vessel loading, and location in a region that has historically been subject to fewer and less severe weather events relative to other locations along the US Gulf Coast. The Rio Grande LNG Facility has been permitted by the FERC and authorized by the DOE to export up to 27 MTPA of LNG from up to five liquefaction trains. Please see "Significant Recent Developments - Regulatory" for more information regarding our FERC permit.
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
As of June 2024, progress on Trains 1 through 3 is in line with the schedule under the EPC Contracts.Train 1 deep soil mixing has been completed and foundation pours are underway, including refrigeration compressor foundations. Additionally, steel erection for Train 1 is in process, and first pipework has been placed in the Train 1 cryogenic rack. Train 2 deep soil mixing is in process, and delivery of key materials such as large bore above-ground pipe and structural steel has continued. LNG tank progress has been strong, with excavation, pile leveling, and rebar installation for Tank 1 underway and Tank 2 piling completed. The permanent water supply for the site has been full constructed and is operational.
Bechtel has continued to make meaningful progress on procurement for Phase 1, with a focus on completing purchase orders for critical and high-value items early in the construction process. As of June 2024, Bechtel has issued approximately 92% of the total purchase orders for Trains 1 and 2 and approximately 88% of the total purchase orders for Train 3.
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

Rio Grande’s portfolio of LNG SPAs for Phase 1 of the Rio Grande LNG Facility is as follows:

Customer	Volume (MTPA)	Tenor (years)	Delivery Model (1)
TotalEnergies Gas & Power North America, Inc.	5.4	20	FOB
Shell NA LNG LLC (“Shell”)	2.0	20	FOB
ENN LNG Singapore Pte Ltd.	2.0	20	FOB
ENGIE S.A.	1.75	15	FOB
China Gas Hongda Energy Trading Co., LTD	1.0	20	FOB
Guangdong Energy Group	1.0	20	DES
Exxon Mobil LNG Asia Pacific	1.0	20	FOB
Galp Trading S.A.	1.0	20	FOB
Itochu	1.0	15	FOB
Total	16.15	19.2 years weighted average
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
Engineering, Procurement and Construction (“EPC”)
Rio Grande entered into fully wrapped, lump-sum turnkey contracts with Bechtel, a well-established and reputable LNG engineering and construction firm, for the engineering, procurement, and construction of Phase 1 and Train 4 at the Rio Grande LNG Facility, under which Bechtel has generally guaranteed cost, performance, and schedule. Under the Phase 1 and Train 4 EPC contracts, Bechtel is responsible for the engineering, procurement, construction,commissioning, and startup of liquefaction trains and their respective related infrastructure.
On July 12, 2023, Rio Grande issued final notice to proceed to Bechtel under the EPC contracts for Phase 1. Total expected capital costs for Phase 1 are estimated to be approximately $18.0 billion, including estimated EPC costs, owner’s costs, contingencies, and financing costs, and including amounts spent prior to FID under limited notices to proceed.
Natural Gas Transportation and Supply
For Phase 1 of the Rio Grande LNG Facility, Rio Grande has entered into a firm transportation agreement for capacity on the Rio Bravo Pipeline to transport natural gas feedstock to the Rio Grande LNG Facility. The Rio Bravo Pipeline will be developed by Whistler LLC, a joint venture between WhiteWater, I Squared, MPLX LP, and Enbridge, and will be constructed and operated by WhiteWater. The Rio Bravo Pipeline will provide Rio Grande access to purchase natural gas supplies in the Agua Dulce area and will connect to six regional intra and interstate pipelines, giving Rio Grande access to prolific gas production from the Permian Basin and Eagle Ford Shale and providing significant flexibility to obtain competitively priced natural gas feedstock.
The Rio Bravo Pipeline is under development and is expected to be constructed and completed prior to the start of commissioning of Train 1 at the Rio Grande LNG Facility. Rio Grande has also entered into an agreement for capacity on an interruptible basis with Enbridge’s Valley Crossing Pipeline to provide redundant natural gas transportation capacity to the Rio Grande LNG Facility for commissioning and operations.
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
Final Investment Decision of Train 4 and Train 5 at the Rio Grande LNG Facility
We expect to make a positive final investment decision and commence construction of Train 4 and related infrastructure, and subsequently Train 5 and related infrastructure, at the Rio Grande LNG Facility, subject to, among other things, maintaining requisite governmental approvals, finalizing and entering into EPC contracts, entering into appropriate commercial arrangements, and obtaining adequate financing to construct each train and related infrastructure.
The Company has finalized an EPC contract with Bechtel for Train 4 and related infrastructure.
The Company continues to advance commercial discussions with multiple potential counterparties and expects to finalize commercial arrangements for Train 4 in the coming months to support a positive FID on Train 4. The Company entered into an LNG SPA with ADNOC for the sale of 1.9 MTPA of LNG from Train 4, as well as a non-binding HoA with Aramco for the sale of 1.2 MTPA of LNG from Train 4. The Company is working with Aramco to finalize a binding SPA. Additionally, an affiliate of TotalEnergies SE (“TotalEnergies”) has an LNG purchase option of 1.5 MTPA for Train 4, and the Company expects TotalEnergies to exercise the option.
The Company expects to finance construction of Train 4 utilizing a combination of debt and equity funding. The Company expects to enter into bank facilities for the debt portion of the funding. In connection with consummating the Rio Grande Phase 1 equity joint venture, the Company’s equity partners each have options to invest in Train 4 equity, which, if exercised, would provide approximately 60% of the equity funding required for Train 4. Inclusive of these options, NextDecade currently expects to fund 40% of the equity commitments for Train 4 and to have an initial economic interest of 40% in Train 4, increasing to 60% after its equity partners achieve certain returns on their investments in Train 4. The Company expects to take a final investment decision on Train 4 after commercial and financing arrangements are finalized.
The Company expects to progress the development of Train 5 after a positive FID on Train 4. TotalEnergies also holds an LNG purchase option for 1.5 MTPA for Train 5, and the Rio Grande Phase 1 equity partners have options to invest in Train 5 equity which are materially equivalent to their options to participate in Train 4 equity.
FERC Update
On April 21, 2023, the FERC issued the order on remand (the “Remand Order”) reaffirming the order issued by FERC on November 22, 2019, authorizing the siting, construction and operation of the Rio Grande LNG Facility (the “Order”). The Remand Order reaffirmed that the Rio Grande LNG Facility is not inconsistent with the public interest under the Natural Gas Act Section 3.
The Remand Order was issued as a result of the decision of the U.S. Court of Appeals for the District of Columbia (the “D.C. Circuit”) dated August 3, 2021, which denied all petitions filed by parties who filed requests for re-hearing of the Order, except for two technical issues dealing with environmental justice and GHG emissions, which were remanded to the FERC for further consideration.
Parties sought rehearing of the Remand Order, which FERC denied by operation of law on June 22, 2023, and subsequently issued a substantive order on the merits upholding the conclusions in the Remand Order, and its reaffirmation of the FERC Order. On August 17, 2023, parties petitioned the D.C. Circuit for review of the Remand Order. Oral arguments were held on May 17, 2024. On August 6, 2024, the D.C. Circuit issued an order vacating FERC's remand authorization of the Rio Grande LNG Facility on the grounds that the FERC should have issued a supplemental EIS during its remand process. The D.C. Circuit's decision will not be effective until the appeals process has been completed.
On November 24, 2023, a motion was filed with FERC to stay construction of the Rio Grande LNG Facility, which FERC denied on January 24, 2024. On February 2, 2024, parties filed a motion with the D.C. Circuit to stay construction of the Rio Grande LNG Facility. On March 1, 2024 the motion to stay was denied by the D.C. Circuit.
We are reviewing the D.C. Circuit's decision and evaluating all of our options. We expect to take all available legal and regulatory actions, including but not limited to, appellate actions and other strategies, to ensure that construction on Phase 1 will continue and that necessary regulatory approvals are maintained to enable the construction of Trains 4 and 5 at the Rio Grande LNG Facility.

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
In June 2024, Rio Grande issued $1.115 billion of senior secured notes in a private placement, and proceeds were utilized to reduce outstanding borrowings and commitments under Rio Grande's existing bank credit facilities for Phase 1. These senior secured notes will be amortized over a period of 18 years beginning in September 2029, with a final maturity in September 2047. The senior secured notes bear interest at a fixed rate of 6.58% and rank pari passu to Rio Grande's existing senior secured financings.
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
Phase 1 FID Rio Grande Financing
In connection with the FID on Phase 1 of the Rio Grande LNG Facility, Rio Grande obtained approximately $6.2 billion in equity capital commitments, inclusive of commitments from the NextDecade Member, entered into senior secured non-recourse bank credit facilities of $11.6 billion, consisting of $11.1 billion in construction term loans and a $500 million working capital facility, and closed a $700 million senior secured non-recourse private notes offering. Rio Grande expects to utilize these capital resources to fund the total cost of Phase 1, which is currently estimated at $18.0 billion and consists of EPC costs, owner’s costs and contingencies, dredging for the Brazos Island Harbor Channel Improvement Project, conservation of more than 4,000 acres of wetland and wildlife habitat area and installation of utilities, and interest during construction and other financing costs.
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
Our consolidated financial statements as of and for the three and six months ended June 30, 2024 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Based on our balance of cash and cash equivalents of $38.1 million and available commitments under a revolving loan facility of $26.2 million at June 30, 2024, there is substantial doubt about our ability to continue as a going concern within one year after the date that our consolidated financial statements were issued. Our ability to continue as a going concern will depend on managing certain operating and overhead costs and our ability to raise capital through equity, equity-based or debt financings. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty, which could have a material adverse effect on our financial condition.
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

Sources and Uses of Cash
The following table summarizes the sources and uses of our cash for the periods presented (in thousands):

	Six Months Ended June 30,
	2024	2023
Operating cash flows	$(22,838)	(41,204)
Investing cash flows	(1,374,290)	(56,471)
Financing cash flows	1,305,729	74,898
Net decrease in cash, cash equivalents and restricted cash	(91,399)	(22,777)
Cash, cash equivalents and restricted cash – beginning of period	294,478	62,789
Cash, cash equivalents and restricted cash – end of period	$203,079	$40,012
Operating Cash Flows
Operating cash outflows during the six months ended June 30, 2024 and 2023 were $22.8 million and $41.2 million, respectively. The decrease in operating cash outflows during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to cash received in the settlement of derivatives partially offset by an increase in employee costs and professional fees paid to consultants as we construct Phase 1 of the Rio Grande LNG Facility and continue to develop subsequent phases.
Investing Cash Flows
Investing cash outflows during the six months ended June 30, 2024 and 2023 were $1,374.3 million and $56.5 million, respectively. Investing cash outflows primarily consist of cash used in the construction of Phase 1 of the Rio Grande LNG Facility. The increase in investing cash outflows during the six months ended June 30, 2024 compared to the same period in 2023 was primarily due to a positive FID on Phase 1 of the Rio Grande LNG Facility in July 2023 which has carried into 2024.
Financing Cash Flows
Financing cash inflows during the six months ended June 30, 2024 and 2023 were $1,305.7 million and $74.9 million, respectively. Financing cash inflows during the 2024 period are primarily comprised of $2,300.6 million of proceeds from borrowings under Rio Grande's credit facilities and its issuance of senior secured notes and proceeds from the receipt of equity commitments in Intermediate Holdings of $333.3 million, partially offset by debt issuance costs of $36.6 million and repayment of $1,282.0 million of debt using proceeds of the senior secured notes offering during the 2024 period. Financing cash inflows during the 2023 period were primarily comprised of the sale of Company common stock.

Results of Operations
The following table summarizes costs, expenses and other income for the periods indicated (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Revenues	$—	$—	$—	$—	$—	$—
General and administrative expense	33,902	26,795	7,107	66,407	53,067	13,340
Development expense	2,409	418	1,991	4,918	882	4,036
Lease expense	2,603	325	2,278	5,622	662	4,960
Depreciation expense	620	38	582	704	75	629
Total operating loss	(39,534)	(27,576)	(11,958)	(77,651)	(54,686)	(22,965)
Other income (expense):
Derivative gain (loss)	109,067	(87,450)	196,517	367,939	(87,450)	455,389
Interest expense, net of capitalized interest	(26,030)	—	(26,030)	(51,509)	—	(51,509)
Loss on debt extinguishment	(40,133)	—	(40,133)	(47,573)	—	(47,573)
Other, net	(1,066)	(5,263)	4,197	(2,127)	(5,500)	3,373
Net income (loss) attributable to NextDecade Corporation	2,304	(120,289)	122,593	189,079	(147,636)	336,715
Less: net income attributable to non-controlling interest	34,880	—	34,880	193,309	—	193,309
Less: preferred stock dividends	—	6,754	(6,754)	—	13,454	(13,454)
Net loss attributable to common stockholders	$(32,576)	$(127,043)	$94,467	$(4,230)	$(161,090)	$156,860
Net loss attributable to common stockholders was $32.6 million, or $(0.13) per common share (basic and diluted) for the three months ended June 30, 2024 compared to a net loss of $127.0 million, or $(0.84) per common share (basic and diluted), for the three months ended June 30, 2023. The $94.5 million decrease in net loss was primarily a result of derivative gain, partially offset by increases in general and administrative expense, net income attributable to non-controlling interest, loss on debt extinguishment and interest expense, net of capitalized interest.
Derivative gain during the three months ended June 30, 2024 of $109.1 million is primarily due to an increase in forward SOFR rates from March 31, 2024 to June 30, 2024 and cash received in derivative settlements.
General and administrative expense during the three months ended June 30, 2024 increased approximately $7.1 million compared to the same period in 2023 primarily due to an increase in professional fees and employee costs, partially offset by a decrease in share-based compensation expense.
Interest expense, net of capitalized interest during the three months ended June 30, 2024 of $26.0 million represents total interest cost on debt of $63.8 million, net of capitalized interest of $37.8 million.
Net income attributable to non-controlling interest during the three and six months ended June 30, 2024 of $34.9 million and $193.3 million, respectively, is due to the sale of equity in Intermediate Holdings in July 2023 and the non-controlling interests share of Intermediate Holdings net income.
Net loss attributable to common stockholders was $4.2 million, or $(0.02) per common share (basic and diluted) for the six months ended June 30, 2024 compared to a net loss of $161.1 million, or $(1.08) per common share (basic and diluted), for the six months ended June 30, 2023. The $156.9 million decrease in net loss was primarily a result of derivative gain, partially offset by increases in general and administrative expense, net income attributable to non-controlling interest, loss on debt extinguishment and interest expense, net of capitalized interest.
Derivative gain during the six months ended June 30, 2024 of $367.9 million is due to the reversal of derivative liabilities recognized at December 31, 2023, an increase in forward SOFR rates from December 31, 2023 to June 30, 2024 and cash received in derivative settlements.
General and administrative expense during the six months ended June 30, 2024 increased approximately $13.3 million compared to the same period in 2023 primarily due to an increase in professional fees and employee costs, partially offset by a decrease in share-based compensation expense.

Interest expense, net of capitalized interest during the six months ended June 30, 2024 of $51.5 million represents total interest cost on debt of $117.4 million, net of capitalized interest of $65.9 million.
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
Item 4. Controls and Procedures
We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective.
During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed below and in Part I, "Item 1A. Risk Factors" in our 2023 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results.
The recent decision by the D.C. Circuit Court of Appeals could impact Rio Grande’s ability to complete Phase 1 on the expected time frame or at all, our ability to take a final investment decision on expansion trains at the Rio Grande LNG Facility and our ability to achieve expected investment returns.
We are required to obtain and maintain governmental approvals and authorizations to implement our proposed business strategy, which includes the design, construction and operation of the Rio Grande LNG Facility and the export of LNG from the U.S. to foreign countries. As described in more detail in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview of Business and Significant Developments—Significant Recent Developments—Regulatory,” on August 6, 2024, the D.C. Circuit Court of Appeals vacated the FERC authorization for the siting, construction and operation of the Rio Grande LNG Facility. We intend to pursue available legal remedies against judicial challenges and are engaged in active resolution of the requisite issues to ensure that the affected permit remains in effect; however, there is no guarantee as to how long any agency proceedings and judicial challenges will take to resolve, whether there will be any delays in construction activities or whether Rio Grande will ultimately succeed in maintaining the permit in its issued form or in a suitable replacement form. These uncertainties could cause Rio Grande to be subject to increased costs and adverse impact to its ability to complete the construction of Phase 1 on a timely basis or at all, which in turn could adversely affect the ability for Rio Grande and its owners, including us, to successfully implement our business strategy or achieve expected returns. Similarly, these uncertainties could impact the timing of, and our ability to take, a final investment decision on any expansion trains at the Rio Grande LNG Facility. In addition, the bank credit facilities obtained by Rio Grande to finance a substantial portion of Phase 1 costs require maintenance of material governmental approvals. To the extent Rio Grande becomes unable to satisfy such requirement as set forth in the credit agreements or reach other accommodations with its lenders, its ability to continue borrowing under such credit facilities could be negatively impacted, which in turn could adversely affect our business, financial condition, results of operations and liquidity.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
The following table summarizes stock repurchases for the three months ended June 30, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as a Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
April 2024	2,178	5.55	—	—
May 2024	3,303	6.74	—	—
June 2024	1,655	7.94	—	—
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
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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

10.1	Amendment of the NextDecade Corporation 2017 Omnibus Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed June 3, 2024).
10.2*†	Indenture, dated as of June 28, 2024, by and between Rio Grande LNG, LLC and Wilmington Trust, National Association, as Trustee.
10.3*†
Amendment No. 1, dated as of April 5, 2024, to Credit Agreement, dated as of September 15, 2023, by and among Rio Grande LNG, LLC, as Borrower, Wilmington Trust, National Association, as Administrative Agent, Mizuho Bank (USA) as P1 Collateral Agent, and the senior lenders party thereto.

10.4*†
Change Orders to the Amended and Restated Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Trains 1 and 2 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of September 14, 2022, by and between Rio Grande LNG, LLC and Bechtel Energy Inc.: (i) EC00112, dated as of April 8, 2024; (ii) EC00131, dated as of April 11, 2024; (iii) EC00106, dated as of May 2, 2024; (iv) EC00150 and EC00152, each dated as of May 10, 2024; and (v) EC00114, dated as of June 3, 2024.

10.5*†
Change Orders to the Amended and Restated Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Train 3 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of September 14, 2022, by and between Rio Grande LNG, LLC and Bechtel Energy Inc.: (i) (i) EC00132, dated as of April 11, 2024; (ii) EC00151, dated as of May 10, 2024; (iii) EC00153, dated as of May 13, 2024; and (iv) EC00115, dated as of June 3, 2024

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
†	Certain portions of this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTDECADE CORPORATION

Date: August 14, 2024	By:	/s/ Matthew K. Schatzman
Matthew K. Schatzman
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Brent E. Wahl
Brent E. Wahl
Chief Financial Officer
(Principal Financial Officer)