Form 10-Q
period 2024-09-30
NextDecade Corp.
filed 2024-11-07
CIK 1612720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 1, 2024, the issuer had 260,291,186 shares of common stock outstanding.

NEXTDECADE CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
NextDecade Corporation
Consolidated Balance Sheets
(in thousands, except per share data, unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$38,230	$38,241
Restricted cash	227,568	256,237
Derivatives	4,253	17,958
Prepaid expenses and other current assets	1,322	2,089
Total current assets	271,373	314,525
Property, plant and equipment, net	4,329,376	2,437,733
Operating lease right-of-use assets	167,168	170,827
Deferred financing fees	340,488	389,695
Other non-current assets	15,557	11,021
Total assets	$5,123,962	$3,323,801

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$224,358	$243,129
Accrued and other current liabilities	331,029	306,115
Operating leases	2,887	3,143
Total current liabilities	558,274	552,387
Debt, net	3,315,150	1,816,301
Operating leases	144,588	145,962
Derivatives	60,219	66,899
Other non-current liabilities	—	1,818
Total liabilities	4,078,231	2,583,367

Commitments and contingencies (Note 11)

Stockholders’ equity
Common stock, $0.0001 par value, 480.0 million authorized: 260.1 million and 256.5 million outstanding, respectively	26	26
Treasury stock: 3.1 million shares and 2.2 million respectively, at cost	(20,791)	(14,214)
Preferred stock, $0.0001 par value, 0.5 million authorized: none outstanding	—	—
Additional paid-in-capital	1,209,753	693,883
Accumulated deficit	(519,201)	(391,772)
Total stockholders’ equity	669,787	287,923
Non-controlling interest	375,944	452,511
Total equity	1,045,731	740,434
Total liabilities and equity	$5,123,962	$3,323,801

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation
Consolidated Statements of Operations
(in thousands, except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$—	$—	$—	$—
Operating expenses:
General and administrative expense	43,598	32,128	110,005	85,195
Development expense	2,386	1,083	7,304	1,965
Lease expense	2,559	2,582	8,181	3,245
Depreciation expense	613	42	1,317	117
Total operating expenses	49,156	35,835	126,807	90,522
Total operating loss	(49,156)	(35,835)	(126,807)	(90,522)
Other (expense) income:
Derivative (loss) gain	(329,733)	240,265	38,206	152,816
Interest expense, net of capitalized interest	(15,905)	(32,536)	(67,414)	(32,536)
Loss on debt extinguishment	—	—	(47,573)	—
Other, net	1,719	9,950	(408)	4,450
Total other (expense) income	(343,919)	217,679	(77,189)	124,730
Net (loss) income attributable to NextDecade Corporation	(393,075)	181,844	(203,996)	34,208
Less: net (loss) income attributable to non-controlling interest	(269,876)	67,204	(76,567)	67,204
Less: preferred stock dividends	—	7,030	—	20,484
Net (loss) income attributable to common stockholders	$(123,199)	$107,610	$(127,429)	$(53,480)

Net (loss) income per common share - basic and diluted	$(0.47)	$0.48	$(0.49)	$(0.31)

Weighted average shares outstanding - basic and diluted	259,379	222,466	257,981	173,720

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation
Consolidated Statement of Stockholders’ Equity and Convertible Preferred Stock
(in thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total stockholders' equity, beginning balances	$1,278,784	$(19,682)	$740,434	$54,371

Common stock:
Beginning balance	26	16	26	14
Issuance of common stock	—	4	—	6
Preferred stock conversion	—	6	—	6
Ending balance	26	26	26	26

Treasury Stock:
Beginning balance	(14,367)	(4,657)	(14,214)	(4,587)
Shares repurchased related to share-based compensation	(6,424)	(9,537)	(6,577)	(9,607)
Ending balance	(20,791)	(14,194)	(20,791)	(14,194)

Additional paid-in-capital:
Beginning balance	1,043,307	362,735	693,883	289,084
Share-based compensation	4,984	10,128	13,967	22,235
Issuance of common stock, net	—	179,396	—	254,394
Receipt of equity commitments	160,040	(14,424)	493,333	(14,424)
Exercise of common stock warrants	1,422	—	8,570	—
Preferred stock conversion	—	222,868	—	222,868
Preferred stock dividends	—	(7,030)	—	(20,484)
Ending balance	1,209,753	753,673	1,209,753	753,673

Accumulated deficit:
Beginning balance	(396,002)	(377,776)	(391,772)	(230,140)
Rio Bravo de-consolidation	—	629	—	629
Net (loss) income	(123,199)	114,640	(127,429)	(32,996)
Ending balance	(519,201)	(262,507)	(519,201)	(262,507)

Total stockholders' equity	669,787	476,998	669,787	476,998

Non-controlling interest:
Beginning balance	645,820	—	452,511	—
Sale of equity in Intermediate Holdings	—	273,433	—	273,433
Net (loss) income	(269,876)	67,204	(76,567)	67,204
Ending balance	375,944	340,637	375,944	340,637

Total equity, ending balances	$1,045,731	$817,635	$1,045,731	$817,635

Preferred Stock, Series A-C:
Beginning balance	$—	$215,864	$—	$202,443
Preferred stock dividends	—	7,010	—	20,431
Preferred stock conversion	—	(222,874)	—	(222,874)
Ending balance	$—	$—	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation
Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net (loss) income attributable to NextDecade Corporation	$(203,996)	$34,208
Adjustment to reconcile net (loss) income to net cash used in operating activities
Depreciation	1,317	117
Share-based compensation expense	13,832	22,055
Derivative gain	(38,206)	(152,816)
Derivative settlements	45,231	1,160
Amortization of right-of-use assets	3,659	570
Loss on extinguishment of debt	47,573	—
Amortization of debt issuance costs	49,069	25,670
Other	2,321	(571)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	767	(1,121)
Accounts payable	3,260	3,313
Operating lease liabilities	(1,631)	330
Accrued expenses and other liabilities	(9,878)	14,458
Net cash used in operating activities	(86,682)	(52,627)
Investing activities:
Acquisition of property, plant and equipment	(1,873,194)	(996,467)
Acquisition of other non-current assets	(6,404)	(13,971)
Net cash used in investing activities	(1,879,598)	(1,010,438)
Financing activities:
Proceeds from debt issuance	2,798,890	1,409,000
Receipt of equity commitments	493,333	283,355
Repayment of debt	(1,282,000)	—
Costs associated with repayment of debt	(13,423)	—
Proceeds from sale of common stock	—	254,400
Debt issuance costs	(52,623)	(490,960)
Preferred stock dividends	—	(53)
Shares repurchased related to share-based compensation	(6,577)	(9,607)
Net cash provided by financing activities	1,937,600	1,446,135
Net (decrease) increase in cash, cash equivalents and restricted cash	(28,680)	383,070
Cash, cash equivalents and restricted cash – beginning of period	294,478	62,789
Cash, cash equivalents and restricted cash – end of period	$265,798	$445,859

Balance per Consolidated Balance Sheets:
	September 30, 2024
Cash and cash equivalents	$38,230
Restricted cash	227,568
Total cash, cash equivalents and restricted cash	$265,798

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation
Notes to Consolidated Financial Statements
(unaudited)
Note 1 — Background and Basis of Presentation
NextDecade Corporation, a Delaware corporation, is a Houston-based energy company primarily engaged in construction and development activities related to the liquefaction of natural gas and sale of LNG and the capture and storage of CO2 emissions. We are constructing a natural gas liquefaction and export facility located in the Rio Grande Valley in Brownsville, Texas (the “Rio Grande LNG Facility”). The Rio Grande LNG Facility has received Federal Energy Regulatory Commission (“FERC”) approval and Department of Energy (“DOE”) FTA and non-FTA authorizations for the construction of five liquefaction trains and LNG exports totaling 27 million tonnes per annum (“MTPA”). The Rio Grande LNG Facility has three liquefaction trains and related infrastructure (“Phase 1”) under construction while liquefaction trains 4 and 5 are currently in development. We are also developing and seeking to commercialize potential carbon capture and storage (“CCS”) projects.
On August 6, 2024, the U.S. Court of Appeals for the D.C. Circuit (the “Court”) issued a decision vacating the FERC’s reauthorization of the Rio Grande LNG Facility on the grounds that the FERC should have issued a supplemental Environmental Impact Statement (“EIS”) during its remand process. The Court's decision will not be effective until the Court has issued its mandate, which is not expected to occur until after the appeals process has been completed. At this time, construction continues on Phase 1 at the Rio Grande LNG Facility.
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2023. In our opinion, all adjustments, consisting only of normal recurring items, which are considered necessary for a fair presentation of the unaudited consolidated financial statements, have been included. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the operating results for the full year.
Certain reclassifications have been made to conform prior period information to the current presentation. The reclassifications did not have a material effect on the Company’s financial position, results of operations or cash flows.
The Company has incurred operating losses since its inception and management expects operating losses and negative cash flows to continue until the commencement of operations at the Rio Grande LNG Facility and, as a result, the Company will require additional capital to fund its operations and execute its business plan. As of September 30, 2024, the Company had $38.2 million in cash and cash equivalents which may not be sufficient to fund the Company’s planned operations and development activities through one year after the date the consolidated financial statements are issued. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. The analysis used to determine the Company’s ability to continue as a going concern does not include cash sources outside of the Company’s direct control that management expects to be available within the next twelve months.
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

Note 2 — Property, Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Rio Grande LNG Facility under construction	$4,317,113	$2,431,389
Corporate and other	13,628	7,518
Total property, plant and equipment, at cost	4,330,741	$2,438,907
Less: accumulated depreciation	(1,365)	(1,174)
Total property, plant and equipment, net	$4,329,376	$2,437,733
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
As of September 30, 2024, Rio Grande has the following Swaps outstanding (in thousands):

Initial Notional Amount	Maximum Notional Amount	Maturity (1)	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
$123,000	$7,916,900	2048	3.4%	USD - SOFR
(1) Swaps have an early mandatory termination date in July 2030.
The Company values the Swaps using an income-based approach based on observable inputs to the valuation model including interest rate curves, risk adjusted discount rates, credit spreads and other relevant data. The net fair value of the Swaps is approximately $56.0 million as of September 30, 2024, and is classified as Level 2 in the fair value hierarchy.
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
For the three months ended September 30, 2024 and 2023, our operating lease costs were $2.6 million and $2.6 million, respectively. For the nine months ended September 30, 2024 and 2023, our operating lease costs were $8.2 million and $3.3 million, respectively.

Maturity of operating lease liabilities as of September 30, 2024 are as follows (in thousands, except lease term and discount rate):

2024 (remaining)	$1,912
2025	7,623
2026	9,522
2027	9,565
2028	9,609
Thereafter	199,242
Total undiscounted lease payments	237,473
Discount to present value	(89,998)
Present value of lease liabilities	$147,475

Weighted average remaining lease term - years	27.0
Weighted average discount rate - percent	4.1
Other information related to our operating leases is as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Operating cash flows for amounts paid included in the measurement of operating lease liabilities	$6,126	$968
Noncash right-of-use assets recorded for operating lease liabilities during the period	—	147,829
Note 5 — Accrued Liabilities and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Rio Grande LNG Facility costs	$307,652	$268,821
Accrued interest	4,081	20,392
Employee compensation expense	11,008	9,270
Professional services	5,400	—
Other accrued liabilities	2,888	7,632
Total accrued and other current liabilities	$331,029	$306,115

Note 6 — Debt
Debt consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Senior Secured Notes and Loans:
6.67% Senior Secured Notes due 2033	$700,000	$700,000
6.72% Senior Secured Loans due 2033	356,000	356,000
7.11% Senior Secured Loans due 2047	251,000	251,000
6.85% Senior Secured Notes due 2047	190,000	—
6.58% Senior Secured Notes due 2047	1,115,000	—
Total Senior Secured Notes and Loans	2,612,000	1,307,000
Credit Facilities:
CD Senior Working Capital Facility	—	—
CD Credit Facility	522,000	484,000
TCF Credit Facility	178,000	59,000
Corporate Credit Facility	54,890	—
Total debt	3,366,890	1,850,000
Unamortized debt issuance costs	(51,740)	(33,699)
Total debt, net	$3,315,150	$1,816,301
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
Credit Facilities
Below is a summary of our committed credit facilities outstanding as of September 30, 2024 (in thousands):

	CD Senior Working Capital Facility	CD Credit Facility	TCF Credit Facility	Corporate Credit Facility
Total Facility Size	$500,000	$8,448,000	$800,000	$62,500
Less:
Outstanding balance	—	522,000	178,000	54,890
Letters of credit issued	174,925	—	—	—
Available commitment	$325,075	$7,926,000	$622,000	$7,610

Priority ranking	Senior secured	Senior secured	Senior secured	Senior secured
Interest rate on outstanding balance	SOFR + 2.25%	SOFR + 2.25%	SOFR + 2.25%	SOFR + 4.50%
Commitment fees on undrawn balance	0.68%	0.68%	0.68%	1.35%
Maturity Date	2030	2030	2030	2026
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
The obligations of NextDecade LLC under the Corporate Credit Facility are guaranteed by Rio Grande LNG Super Holdings, LLC and Rio Grande LNG Intermediate Super Holdings, LLC, wholly owned subsidiaries of NextDecade LLC. The Corporate Credit Facility matures at the earlier of January 6, 2026 or 10 business days after a positive FID on Train 4 at the Rio Grande LNG facility.
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
As of September 30, 2024, the Company was in compliance with all covenants related to its respective debt agreements.
Debt Extinguishment
As of September 30, 2024, Rio Grande has made repayments of $1,282.0 million, on the outstanding principal balance of the CD Credit Facility. As a result of these repayments, during the nine months ended September 30, 2024, Rio Grande has recognized approximately $47.6 million in losses on extinguishment.
Debt Maturities

Principal Payments
2024 - 2025	$—
2026	54,890
2027 - 2028	—
Thereafter	3,312,000
Total	$3,366,890
Interest Expense
Total interest expense, net of capitalized interest, consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest per contractual rate	$51,349	$16,169	$134,636	$16,169
Amortization of debt issuance costs	16,154	25,670	49,069	25,670
Other interest costs	978	—	2,133	—
Total interest cost	68,481	41,839	185,838	41,839
Capitalized interest	(52,576)	(9,303)	(118,424)	(9,303)
Total interest expense, net of capitalized interest	$15,905	$32,536	$67,414	$32,536

Fair Value Disclosures
The following table shows the carrying amount and estimated fair value of our debt (in thousands):

	September 30, 2024		December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes — Level 2	$2,005,000	$2,064,852	$700,000	$743,593
Senior Loans — Level 2	607,000	631,976	607,000	632,998
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

	September 30, 2024	December 31, 2023
Assets
Current assets:
Restricted cash	$227,568	$256,237
Derivatives	4,253	17,958
Prepaid expenses and other current assets	700	108
Total current assets	232,521	274,303
Property, plant and equipment, net	4,315,233	2,428,583
Operating lease right-of-use assets	154,531	157,053
Deferred financing fees	338,454	389,695
Other non-current assets	15,407	9,374
Total assets	$5,056,146	$3,259,008

Liabilities
Current liabilities:
Accounts payable	$221,954	$238,582
Accrued liabilities and other current liabilities	316,091	288,779
Operating lease	2,625	2,554
Total current liabilities	540,670	529,915
Operating lease	129,924	131,901
Derivatives	60,219	66,899
Debt, net	3,260,260	1,816,301
Total liabilities	$3,991,073	$2,545,016
Note 8 — Net Loss Per Share
Potentially dilutive securities not included in the diluted net (loss) income per share computations because their effect would have been anti-dilutive were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Unvested stock and stock units (1)	7,627	—	8,190	2,133
Common stock warrants	446	—	922	1,456
Total potentially dilutive common shares	8,073	—	9,112	3,589

(1) Includes the impact of unvested shares containing performance conditions to the extent that the underlying performance conditions are satisfied based on actual results as of the respective dates.
Note 9 — Share-based Compensation
The Company has granted restricted stock and restricted stock units (collectively, “Restricted Stock”), as well as unrestricted stock and stock options, to employees, directors and outside consultants under the 2017 Omnibus Incentive Plan, as amended (the “2017 Plan”). Upon the vesting of Restricted Stock, shares of common stock are released to the grantee.
During the three months ended September 30, 2024, certain 2017 Plan participants were granted non-qualified options to purchase shares of common stock. Stock options were granted at an exercise price of $10.00, which was above the market price of the common stock on the date of grant. Stock options vest after three years of service or as otherwise set forth in the underlying award agreement. Vested options shall be exercisable at such time and under such conditions set forth in the underlying award agreement, but in no event shall any option be exercisable later than the tenth anniversary of the date of grant.

The fair value of each stock option award was estimated using the Black-Scholes option pricing model which resulted in a grant date fair value of $2.69. Valuation assumptions used to determine the grant date fair value were as follows:

Expected term (in years)	6.5
Expected volatility	76.0%
Expected dividend yield	—%
Risk-free rate	3.8%
Due to our limited history, the Company has elected to apply the simplified method to determine the expected term. Additionally, due to our limited history, expected volatility is based on a blend of our historical volatility and our implied volatility. The expected dividend yield is based on our historical yields on the date of grant. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.
For the three and nine months ended September 30, 2024, the Company recognized share-based compensation expense related to all share-based awards of approximately $5.0 million and $13.8 million, respectively. For the three and nine months ended September 30, 2023, the Company recognized share-based compensation expense related to all share-based awards of approximately $9.7 million and $22.1 million, respectively.
Note 10 — Income Taxes
Due to our cumulative loss position, we have established a full valuation allowance against our deferred tax assets at September 30, 2024 and December 31, 2023. Due to our full valuation allowance, we have not recorded a provision for federal or state income taxes during either of the three and nine months ended September 30, 2024 or 2023.
Note 11 — Commitments and Contingencies
Legal Proceedings
From time to time the Company may be subject to various claims and legal actions that arise in the ordinary course of business. As of September 30, 2024, management is not aware of any claims or legal actions against the Company that, separately or in the aggregate, are likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows, although the Company cannot guarantee that a material adverse effect will not occur.
Note 12 — Supplemental Cash Flows
The following table provides supplemental disclosure of cash flow information (in thousands):

	Nine Months Ended September 30,
	2024	2023
Interest payments classified as operating activities	$32,018	$1,330
Accounts payable for acquisition of property, plant and equipment	218,313	322,539
Accruals for acquisition of property, plant and equipment	307,652	191,911
Non-cash settlement of warrant liabilities	8,571	—
Corporate fixed asset retirements	1,256	—
Reclassification from other non-current assets to property, plant and equipment	1,867	9,006
Reclassification from other non-current assets to operating lease right-of-use assets	—	24,606
Accrued liabilities for debt and equity issuance costs	—	536
Non-cash settlement of paid-in-kind dividends on convertible preferred stock	—	20,431

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
•our reliance on third-party contractors to successfully complete the Rio Grande LNG Facility and any CCS projects we develop;
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
•the ability to obtain or maintain governmental approvals to construct or operate the Rio Grande LNG Facility and CCS projects, including in relation to the August 2024 decision by the D.C. Circuit Court of Appeals;
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
NextDecade Corporation, a Delaware corporation, is a Houston-based energy company primarily engaged in construction and development activities related to the liquefaction of natural gas and sale of LNG and the capture and storage of CO2 emissions. We are constructing a natural gas liquefaction and export facility located in the Rio Grande Valley in Brownsville, Texas (the “Rio Grande LNG Facility”), which currently has three liquefaction trains and related infrastructure under construction. The Rio Grande LNG Facility has received Federal Energy Regulatory Commission (“FERC”) approval and Department of Energy (“DOE”) FTA and non-FTA authorizations for the construction of five liquefaction trains and supporting infrastructure with LNG exports totaling 27 million tonnes per annum (“MTPA”). Please see "Significant Recent Developments — Regulatory" for more information regarding our FERC permit. Liquefaction trains 1 through 3 and related infrastructure are currently under construction and liquefaction trains 4 and 5 at the Rio Grande LNG Facility are currently in development. We are also developing and seeking to commercialize potential carbon capture and storage (“CCS”) projects.
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
In July 2023, our partially owned subsidiary Rio Grande LNG, LLC (“Rio Grande”) commenced construction on the first three liquefaction trains and related infrastructure (“Phase 1”) of the Rio Grande LNG Facility following a positive final investment decision (“FID”) and the closing of project financing by Rio Grande, which owns Phase 1 of the Rio Grande LNG Facility. Construction will be completed by Bechtel Energy Inc. (“Bechtel”) under fully wrapped, lump-sum turnkey engineering, procurement, and construction (“EPC”) contracts, and will utilize APCI liquefaction technology, which is the predominant liquefaction technology utilized globally.
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
Rio Grande has entered into long-term LNG Sale and Purchase Agreements (“SPAs”) for over 90% of the expected Phase 1 nameplate LNG production capacity, pursuant to which Rio Grande customers are generally required to pay a fixed fee with respect to the contracted volumes, irrespective of whether they cancel or suspend deliveries of LNG cargoes. These SPAs create a stable foundation of predictable, long-term cash flows to Rio Grande. We believe our SPAs are attractive to our customers for several reasons, including long-term reliable supply, volumes to support growing demand for LNG and to replace customers’ contracts with legacy LNG suppliers, diversification of supply portfolios in terms of geography, price indexation, delivery points, and/or tenor, flexibility of volumes with no destination restrictions, and the ability of our LNG to help our customers achieve their ESG goals.
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
We will provide a number of services in support of producing and selling LNG from the Rio Grande LNG Facility pursuant to its SPAs, including natural gas feedstock procurement and transportation, liquefaction, and delivery of LNG to customers either at the loading dock of the Rio Grande LNG Facility or at the customer’s global delivery points via chartered vessels.
We are focused on constructing and operating the Rio Grande LNG Facility safely, efficiently, on schedule, and on budget. We seek to deliver reliable, economically attractive, and sustainable energy solutions through the development and operation of liquefaction and CCS infrastructure.
Unless the context requires otherwise, references to “NextDecade,” “the Company,” “we,” “us,” and “our” refer to NextDecade Corporation and its consolidated subsidiaries, and references to “Rio Grande” refer to Rio Grande LNG, LLC and its subsidiaries.
Significant Recent Developments
Significant developments since January 1, 2024 and through the filing date of this 10-Q include the following:
Construction
•Under the EPC contracts with Bechtel, Phase 1 progress is tracked for Train 1, Train 2, and the common facilities on a combined basis and Train 3 on a separate basis. As of September 2024:
•The overall project completion percentage for Trains 1 and 2 and the common facilities of the Rio Grande LNG Facility was 30.5%, which is in line with the schedule under the EPC contract. Within this project completion percentage, engineering was 76.1% complete, procurement was 57.6% complete, and construction was 5.5% complete.
•The overall project completion percentage for Train 3 of the Rio Grande LNG Facility was 9.8%, based on preliminary schedules, which is also in line with the schedule under the EPC contract. Within this project completion percentage, engineering was 17.0% complete, procurement was 21.9% complete, and construction was 0.1% complete.
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
Regulatory
•In August 2024, the U.S. Court of Appeals for the D.C. Circuit (the “Court”) issued a decision vacating the FERC reauthorization of the Rio Grande LNG Facility on the grounds that FERC should have issued a supplemental Environmental Impact Statement (“EIS”) during its reauthorization process. On October 21, 2024, the Company filed a petition for rehearing and rehearing en banc with the Court.
•The Court's decision will not be effective until the Court has issued its mandate, which is not expected to occur until after the appeals process has been completed.
•At this time, construction continues on Phase 1 at the Rio Grande LNG Facility.

•The Company expects to take all available legal and regulatory actions, including but not limited to, appellate actions and other strategies, to ensure that construction on Phase 1 will continue and that necessary regulatory approvals will be maintained to enable the FID of Trains 4 and 5 at the Rio Grande LNG Facility.
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
As of September 2024, progress on Trains 1 through 3 is in line with the schedule under the EPC Contracts. Train 1 foundation pours continued during the third quarter with compressor foundations, and the first concrete pour was completed for Train 2. Pipe work continued to progress on Train 1. Deep soil mixing for Train 2 continued, and rebar work was completed for the Train 2 main pipe rack. Work to relocate equipment and begin deep soil mixing is underway for Train 3, and tank wall construction began on Tank 1.
Bechtel has continued to make meaningful progress on procurement for Phase 1, with a focus on completing purchase orders for critical and high-value items early in the construction process. As of September 2024, Bechtel has issued approximately 96% of the total purchase orders for Trains 1 and 2 and approximately 98% of the total purchase orders for Train 3.
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
Engineering, Procurement and Construction (“EPC”)
Rio Grande entered into fully wrapped, lump-sum turnkey contracts with Bechtel, a well-established and reputable LNG engineering and construction firm, for the engineering, procurement, and construction of Phase 1 and Train 4 at the Rio Grande LNG Facility, under which Bechtel has generally guaranteed cost, performance, and schedule. Under the Phase 1 and Train 4 EPC contracts, Bechtel is responsible for the engineering, procurement, construction, commissioning, and startup of liquefaction trains and their respective related infrastructure.
On July 12, 2023, Rio Grande issued final notice to proceed to Bechtel under the EPC contracts for Phase 1. Total expected capital costs for Phase 1 are estimated to be approximately $18.0 billion, including estimated EPC costs, owner’s costs, contingencies, and financing costs, and including amounts spent prior to FID under limited notices to proceed.
Natural Gas Transportation and Supply
For Phase 1 of the Rio Grande LNG Facility, we have entered into a firm transportation agreement for capacity on the Rio Bravo Pipeline to transport natural gas feedstock to the Rio Grande LNG Facility. The Rio Bravo Pipeline will be developed by Whistler LLC, a joint venture between WhiteWater, I Squared, MPLX LP, and Enbridge, and will be constructed and operated by WhiteWater. The Rio Bravo Pipeline will provide access to purchase natural gas supplies in the Agua Dulce area and will connect to multiple regional intra- and interstate pipelines, giving us access to prolific gas production from the Permian Basin and Eagle Ford Shale and providing significant flexibility to obtain competitively priced natural gas feedstock.
The Rio Bravo Pipeline is under development and is expected to be constructed and completed prior to the start of commissioning of Train 1 at the Rio Grande LNG Facility. We have also entered into an agreement for capacity on an interruptible basis with Enbridge’s Valley Crossing Pipeline to provide redundant natural gas transportation capacity to the Rio Grande LNG Facility for commissioning and operations. We have entered into and may enter into additional transportation capacity agreements over time as part of our overall gas sourcing strategy to facilitate efficient and economic delivery of natural gas to the Rio Grande LNG Facility.
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
FERC Update
On April 21, 2023, FERC issued the order on remand (the “Remand Order”) reaffirming the order issued by FERC on November 22, 2019, authorizing the siting, construction and operation of the Rio Grande LNG Facility (the “Order”). The Remand Order reaffirmed that the Rio Grande LNG Facility is not inconsistent with the public interest under the Natural Gas Act Section 3.
The Remand Order was issued as a result of the decision of the U.S. Court of Appeals for the District of Columbia (the “D.C. Circuit”) dated August 3, 2021, which denied all petitions filed by parties who filed requests for re-hearing of the Order, except for two technical issues dealing with environmental justice and GHG emissions, which were remanded to FERC for further consideration.
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
Oral arguments in the review of the Remand Order were held on May 17, 2024. On August 6, 2024, the D.C. Circuit issued a decision vacating FERC's reauthorization of the Rio Grande LNG Facility on the grounds that FERC should have issued a supplemental EIS during its remand process. On October 21, 2024, the Company filed a petition for rehearing and rehearing en banc with the D.C. Circuit. The D.C. Circuit's decision will not be effective until the Court has issued its mandate, which is not expected to occur until the appeals process has been completed.
We expect to take all available legal and regulatory actions, including but not limited to, appellate actions and other strategies, to ensure that construction on Phase 1 will continue and that necessary regulatory approvals are maintained to enable the FID of Trains 4 and 5 at the Rio Grande LNG Facility.
Corporate and Other Activities
We are required to maintain corporate and general and administrative functions to serve our business activities described above. We are also in various stages of developing other projects, such as Train 4 and Train 5 at the Rio Grande LNG Facility, additional liquefaction expansions at the Rio Grande LNG Facility and potential CCS projects.
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
Our consolidated financial statements as of and for the three and nine months ended September 30, 2024 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Based on our balance of cash and cash equivalents of $38.2 million at September 30, 2024, there is substantial doubt about our ability to continue as a going concern within one year after the date that our consolidated financial statements were issued. Our ability to continue as a going concern will depend on managing certain operating and overhead costs and our ability to raise capital through equity, equity-based or debt financings. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty, which could have a material adverse effect on our financial condition.
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

Sources and Uses of Cash
The following table summarizes the sources and uses of our cash for the periods presented (in thousands):

	Nine Months Ended September 30,
	2024	2023
Operating cash flows	$(86,682)	(52,627)
Investing cash flows	(1,879,598)	(1,010,438)
Financing cash flows	1,937,600	1,446,135
Net (decrease) increase in cash, cash equivalents and restricted cash	(28,680)	383,070
Cash, cash equivalents and restricted cash – beginning of period	294,478	62,789
Cash, cash equivalents and restricted cash – end of period	$265,798	$445,859
Operating Cash Flows
Operating cash outflows during the nine months ended September 30, 2024, amounted to $86.7 million, compared to $52.6 million for the same period in 2023. The increase in 2024 was primarily due to an increase in employee costs and professional fees paid to consultants as we construct Phase 1 of the Rio Grande LNG Facility and continue to develop subsequent phases. These increases were partially offset by cash received in the settlement of derivatives.
Investing Cash Flows
Investing cash outflows for the nine months ended September 30, 2024, amounted to $1,879.6 million, compared to $1,010.4 million for the same period in 2023. The increase in 2024 was primarily driven by more extensive construction activity, as construction of Phase 1 of the Rio Grande LNG Facility did not begin until July 2023.
Financing Cash Flows
Financing cash inflows for the nine months ended September 30, 2024, totaled $1,937.6 million, compared to $1,446.1 million for the same period in 2023. The increase in 2024 was primarily driven by a $1,599.9 million increase in debt and equity commitment proceeds and a $438.3 million decrease in debt issuance costs paid compared to the prior year. This was partly offset by $1,282.0 million in debt repayments and the absence of common stock sales during the current period compared to the prior year.

Results of Operations
The following table summarizes costs, expenses and other income for the periods indicated (in thousands):

	For the Three Months Ended September 30, 2024			For the Nine Months Ended September 30, 2024
	2024	2023	Change	2024	2023	Change
Revenues	$—	$—	$—	$—	$—	$—
General and administrative expense	43,598	32,128	11,470	110,005	85,195	24,810
Development expense	2,386	1,083	1,303	7,304	1,965	5,339
Lease expense	2,559	2,582	(23)	8,181	3,245	4,936
Depreciation expense	613	42	571	1,317	117	1,200
Total operating loss	(49,156)	(35,835)	(13,321)	(126,807)	(90,522)	(36,285)
Other (expense) income:
Derivative (loss) gain	(329,733)	240,265	(569,998)	38,206	152,816	(114,610)
Interest expense, net of capitalized interest	(15,905)	(32,536)	16,631	(67,414)	(32,536)	(34,878)
Loss on debt extinguishment	—	—	—	(47,573)	—	(47,573)
Other, net	1,719	9,950	(8,231)	(408)	4,450	(4,858)
Net (loss) income attributable to NextDecade Corporation	(393,075)	181,844	(574,919)	(203,996)	34,208	(238,204)
Less: net (loss) income attributable to non-controlling interest	(269,876)	67,204	(337,080)	(76,567)	67,204	(143,771)
Less: preferred stock dividends	—	7,030	(7,030)	—	20,484	(20,484)
Net (loss) income attributable to common stockholders	$(123,199)	$107,610	$(230,809)	$(127,429)	$(53,480)	$(73,949)
Net loss attributable to common stockholders was $123.2 million, or $(0.47) per common share (basic and diluted) for the three months ended September 30, 2024 compared to a net income of $107.6 million, or $0.48 per common share (basic and diluted), for the three months ended September 30, 2023. The $230.8 million decrease was primarily a result of the following:
•General and administrative expenses during the three months ended September 30, 2024 increased approximately $11.5 million compared to the same period in 2023 primarily due to an increase in professional fees and employee costs, partially offset by a decrease in share-based compensation expense.
•Derivative losses during the three months ended September 30, 2024 increased approximately $570.0 million compared to the same period in 2023 primarily due to a decrease in forward SOFR rates when compared to the prior period.
•Interest expense, net of capitalized interest during the three months ended September 30, 2024 decreased approximately $16.6 million compared to the same period in 2023 primarily due to an approximate $43.3 million increase in capitalized interest, partially offset by a $26.6 million increase in total interest costs.
•Due to the changes in derivatives losses and interest expense, net of capitalized interest described above, net income attributable to non-controlling interest during the three months ended September 30, 2024 decreased approximately $337.1 million as those activities are a component of Intermediate Holdings net income and loss.
Net loss attributable to common stockholders was $127.4 million, or $(0.49) per common share (basic and diluted) for the nine months ended September 30, 2024 compared to a net loss of $53.5 million, or $(0.31) per common share (basic and diluted), for the nine months ended September 30, 2023. The $73.9 million increase was primarily a result of the following:
•General and administrative expenses during the nine months ended September 30, 2024 increased approximately $24.8 million compared to the same period in 2023 primarily due to an increase in professional fees and employee costs, partially offset by a decrease in share-based compensation expense.
•Derivative gains during the nine months ended September 30, 2024 decreased approximately $114.6 million compared to the same period in 2023 primarily due to a decrease in forward SOFR rates when compared to the prior period.

•Interest expense, net of capitalized interest during the nine months ended September 30, 2024 increased approximately $34.9 million compared to the same period in 2023 primarily due to an approximately $144.4 million increase in total interest costs partially offset by an increase of $109.1 million of capitalized interest.
•Loss on debt extinguishment of $47.6 million during the nine months ended September 30, 2024 due to $1,282.0 million in debt repayments compared to none in the prior year.
•Due to the changes in derivatives losses, interest expense, net of capitalized interest and loss on debt extinguishment described above, net income attributable to non-controlling interest during the nine months ended September 30, 2024 decreased approximately $143.8 million as those activities are a component of Intermediate Holdings net income and loss.
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
Item 4. Controls and Procedures
We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective.
During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
On August 6, 2024, the D.C. Circuit issued a decision vacating FERC's reauthorization of the Rio Grande LNG Facility on the grounds that FERC should have issued a supplemental EIS during its remand process. The order was issued as the outcome of an appeal by petitioners of the Remand Order issued by FERC on April 21, 2023. The Remand Order was issued by FERC, following the D.C. Circuit's remand of FERC's original November 22, 2019 order, to reaffirm FERC's original order authorizing the siting, construction and operation of the Rio Grande LNG Facility, and reiterated that the Rio Grande LNG Facility is not inconsistent with the public interest under the Natural Gas Act Section 3.
On October 21, 2024, the Company filed a petition for rehearing and rehearing en banc with the D.C. Circuit. The D.C. Circuit's decision will not be effective until the Court has issued its mandate, which is not expected to occur until the appeals process has been completed.
We expect to take all available legal and regulatory actions, including but not limited to, appellate actions and other strategies, to ensure that construction on Phase 1 will continue and that necessary regulatory approvals are maintained to enable the FID of Trains 4 and 5 at the Rio Grande LNG Facility.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed below and in Part I, "Item 1A. Risk Factors" in our 2023 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results.
The decision by the D.C. Circuit Court of Appeals could impact Rio Grande’s ability to complete Phase 1 on the expected time frame or at all, our ability to take a final investment decision on expansion trains at the Rio Grande LNG Facility and our ability to achieve expected investment returns.
We are required to obtain and maintain governmental approvals and authorizations to implement our proposed business strategy, which includes the design, construction and operation of the Rio Grande LNG Facility and the export of LNG from the U.S. to foreign countries. As described in more detail in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview of Business and Significant Developments—Significant Recent Developments—Regulatory,” on August 6, 2024, the D.C. Circuit Court of Appeals vacated the FERC reauthorization for the siting, construction and operation of the Rio Grande LNG Facility. We intend to pursue available legal remedies against judicial challenges and are engaged in active resolution of the requisite issues to ensure that the affected permit remains in effect; however, there is no guarantee as to how long any agency proceedings and judicial challenges will take to resolve, whether there will be any delays in construction activities or whether Rio Grande will ultimately succeed in maintaining the permit in its issued form or in a suitable replacement form. These uncertainties could cause Rio Grande to be subject to increased costs and adverse impact to its ability to complete the construction of Phase 1 on a timely basis or at all, which in turn could adversely affect the ability for Rio Grande and its owners, including us, to successfully implement our business strategy or achieve expected returns. Similarly, these uncertainties could impact the timing of, and our ability to take, a final investment decision on any expansion trains at the Rio Grande LNG Facility. In addition, the bank credit facilities obtained by Rio Grande to finance a substantial portion of Phase 1 costs require maintenance of material governmental approvals. To the extent Rio Grande becomes unable to satisfy such requirement as set forth in the credit agreements or reach other accommodations with its lenders, its ability to continue borrowing under such credit facilities could be negatively impacted, which in turn could adversely affect our business, financial condition, results of operations and liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
The following table summarizes stock repurchases for the three months ended September 30, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as a Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
July 2024	549,634	8.01	—	—
August 2024	384,361	5.26	—	—
September 2024	—	—	—	—
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

10.1*†
Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Train 4 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of August 5, 2024, by and between Rio Grande LNG Train 4, LLC and Bechtel Energy Inc.

10.2*†
Change Orders to the Amended and Restated Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Trains 1 and 2 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of September 14, 2022, by and between Rio Grande LNG, LLC and Bechtel Energy Inc.: (i) EC00144, dated as of July 18, 2024; and (ii) EC00155, EC00163 and EC00154, each dated as of August 29, 2024

10.3*†
Change Orders to the Amended and Restated Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Train 3 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of September 14, 2022, by and between Rio Grande LNG, LLC and Bechtel Energy Inc.: EC00156 and EC00164, each dated as of August 29, 2024

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

NEXTDECADE CORPORATION

Date: November 7, 2024	By:	/s/ Matthew K. Schatzman
Matthew K. Schatzman
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2024	By:	/s/ Brent E. Wahl
Brent E. Wahl
Chief Financial Officer
(Principal Financial Officer)