Form 10-K
period 2024-12-31
NextDecade Corp.
filed 2025-02-28
CIK 1612720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(MARK ONE)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission File No. 001-36842
NEXTDECADE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	46-5723951
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Louisiana Street, Suite 3300
Houston, Texas	77002
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (713) 574-1880
Securities registered pursuant to Section 12(b) of the Act:

Title of each Class:	Trading Symbol:	Name of each exchange on which registered:
Common stock $0.0001 par value	NEXT	The Nasdaq Stock Market LLC
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒  No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐   No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.       ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was approximately $1.1 billion as of June 28, 2024 based on the per share closing sale price of $7.94 on that date.
260,442,494 shares of the registrant’s Common Stock, $0.0001 par value, were outstanding as of February 20, 2025.
Documents incorporated by reference: Portions of the definitive proxy statement for the registrant's Annual Meeting of Stockholders (to be filed within 120 days of the close of the registrant's fiscal year) are incorporated by reference into Part III of this Form 10-K.

NEXTDECADE CORPORATION

Organizational Structure
The following diagram depicts our abbreviated organizational structure as of December 31, 2024 with references to the names of certain entities discussed in this Annual Report.

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
•our reliance on third parties to successfully complete the Rio Grande LNG Facility, any CCS projects we develop, and related pipelines and other infrastructure;
•our ability to develop and implement CCS projects;
•our ability to secure additional debt and equity financing in the future, including any refinancing of outstanding indebtedness, on commercially acceptable terms;
•the accuracy of estimated costs for the Rio Grande LNG Facility and CCS projects;
•our ability to achieve operational characteristics of the Rio Grande LNG Facility and CCS projects, when completed, including amounts of liquefaction capacities and amount of CO2 captured and stored, and any differences in such operational characteristics from our expectations;
•the development risks, operational hazards and regulatory approvals applicable to our LNG and CCS project development, construction and operation activities and those of our third-party contractors and counterparties;
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
•global pandemics, the Russia-Ukraine conflict, the conflict in the Middle East, other sources of volatility in the energy markets and their impact on our business and operating results, including any disruptions in our operations or development of the Rio Grande LNG Facility and the health and safety of our employees, and on our customers, the global economy and the demand for LNG or carbon capture;
•risks related to doing business in and having counterparties in foreign countries, including as a result of tariffs;
•our ability to maintain the listing of our securities on the Nasdaq Capital Market or another securities exchange or quotation medium;
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
•We will be dependent on third-party contractors for the successful completion of the Rio Grande LNG Facility, CCS projects and related infrastructure, and any failure by our contractors to perform their contractual obligations could have a material adverse impact on our projects.
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
Risks Related to Governmental Regulation
•The decision by the D.C. Circuit Court of Appeals could impact Rio Grande’s ability to complete Phase 1, the cost to complete Phase 1, the timing of the completion of Phase 1, our ability to take a final investment decision on Trains 4 and 5, our ability to develop additional expansion trains at the Rio Grande LNG Facility, and our ability to achieve expected investment returns.
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
•Attention to sustainability and environmental, social and governance matters may impact our business, financial results or stock price and climate change concerns may pose challenges to our operating model.

Part I

Item 1. Business
Company Overview and Formation
NextDecade Corporation, a Delaware corporation, is a Houston-based energy company primarily engaged in construction and development activities related to the liquefaction of natural gas and sale of LNG and the capture and storage of CO2 emissions. We are constructing and developing a natural gas liquefaction and export facility located in the Rio Grande Valley near Brownsville, Texas (the “Rio Grande LNG Facility”). The Rio Grande LNG Facility has received Federal Energy Regulatory Commission (“FERC”) approval and Department of Energy (“DOE”) FTA and non-FTA authorizations for the construction of up to five liquefaction trains and LNG exports totaling up to 27 million tonnes per annum (“MTPA”). Please see "Rio Grande LNG Facility Activity - Governmental Permits, Approvals and Authorizations" for more information regarding our FERC permit. The Rio Grande LNG Facility has three liquefaction trains and related infrastructure ("Phase 1") under construction and liquefaction trains 4 and 5 are currently being commercialized. We are also developing and beginning the permitting process for expansion trains 6 through 8 at the Rio Grande LNG Facility and developing a potential carbon capture and storage (“CCS”) project at the Rio Grande LNG Facility.
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
We are focused on constructing and operating the Rio Grande LNG Facility safely, efficiently, on schedule, and on budget. We seek to deliver secure, economically attractive, and sustainable energy solutions through the development and operation of liquefaction and CCS infrastructure.
Our common stock trades on the Nasdaq Capital Market (“Nasdaq”) under the symbol “NEXT.”
Rio Grande LNG Facility Activity
Liquefaction Facilities Overview
Through our partially owned subsidiary, Rio Grande LNG, LLC ("Rio Grande"), we are constructing and developing the Rio Grande LNG Facility on the north shore of the Brownsville Ship Channel. The site is located on 984 acres of land which has been leased long-term and includes 15 thousand feet of frontage on the Brownsville Ship Channel. We believe the site is advantaged due to its proximity to abundant natural gas resources in the Permian Basin and Eagle Ford Shale, access to an uncongested waterway for vessel loading, and location in a region that has historically been subject to fewer and less severe weather events relative to other locations along the US Gulf Coast. The Rio Grande LNG Facility has been approved by the FERC and authorized by the DOE to export up to 27 MTPA of LNG from up to five liquefaction trains. Please see "Rio Grande LNG Facility Activity - Governmental Permits, Approvals and Authorizations" for more information regarding our FERC permit. Phase 1 at the Rio Grande LNG Facility is under construction, Trains 4 and 5 are currently being commercialized, and we are developing and beginning the permitting process for Trains 6 through 8.
In July 2023, Rio Grande commenced construction on Phase 1 of the Rio Grande LNG Facility following a positive final investment decision (“FID”) and the closing of project financing by Rio Grande, which owns Phase 1 of the Rio Grande LNG Facility. Construction will be completed by Bechtel Energy Inc. (“Bechtel”) under fully wrapped, lump-sum turnkey engineering, procurement, and construction (“EPC”) contracts, and the facility will utilize Air Products and Chemicals, Inc. (“APCI”) liquefaction technology, which is the predominant liquefaction technology utilized globally.
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
Phase 1 LNG Sale and Purchase Agreements
Rio Grande has entered into long-term LNG Sale and Purchase Agreements (“SPAs”) with nine creditworthy counterparties for aggregate volumes of approximately 16.15 MTPA of LNG, which is over 90% of the expected Phase 1 nameplate LNG production capacity. The SPAs have a weighted average term of 19.2 years. Under these SPAs, the customers will purchase LNG from Rio Grande for a price consisting of a fixed fee per MMBtu of LNG plus a variable fee per MMBtu of LNG, with the variable fees structured to cover the expected cost of natural gas plus fuel and other sourcing costs to produce LNG. In certain circumstances, customers may elect to cancel or suspend deliveries of LNG cargoes, in which case the customers would still be required to pay the fixed fee with respect to cargoes that are not delivered. A portion of the fixed fee under each SPA will be subject to annual adjustment for inflation. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific train; however, the commencement of the term of each SPA is tied to a specified train.
These SPAs help create a stable foundation of predictable, long-term cash flows to Rio Grande. We believe our SPAs are attractive to our customers for several reasons, including long-term reliable supply, volumes to support growing demand for LNG and to replace customers' contracts with legacy LNG suppliers, diversification of supply portfolios in terms of geography, price indexation, delivery points, and/or tenor, flexibility of volumes with no destination restrictions, and the ability of our LNG to help our customers achieve their environmental, social and governance (“ESG”) goals.
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
Marketing of Uncontracted Volumes
Rio Grande expects to sell any commissioning LNG volumes and operational LNG volumes in excess of SPA volumes into the LNG market through spot, short-term, and medium-term agreements. Rio Grande has entered into certain time charter agreements and expects to enter into additional time charter agreements with vessel owners to provide shipping capacity for LNG sales related to its existing delivered ex-ship SPA, commissioning volumes, and expected portfolio volumes.
Engineering, Procurement and Construction (“EPC”)
Rio Grande entered into fully wrapped, lump-sum turnkey contracts with Bechtel, a well-established and reputable LNG engineering and construction firm, for the engineering, procurement, and construction of Phase 1, and one of our wholly-owned subsidiaries entered into a corresponding contract in regards to Train 4 at the Rio Grande LNG Facility, under which Bechtel has generally guaranteed cost, performance, and schedule. Under the Phase 1 and Train 4 EPC contracts, Bechtel is responsible for the engineering, procurement, construction, commissioning, and startup of liquefaction trains and their respective related infrastructure.
On July 12, 2023, Rio Grande issued final notice to proceed to Bechtel under the EPC contracts for Phase 1. Total expected capital costs for Phase 1 are estimated to be approximately $18.0 billion, including EPC costs, estimated owner’s costs, contingencies, and financing costs, and including amounts spent prior to FID under limited notices to proceed.
Natural Gas Transportation and Supply
We are in the process of executing a substantial and diversified natural gas feedstock sourcing and transportation strategy to spread risk exposure across multiple contracts, counterparties, and pricing hubs. We expect to enter into gas supply arrangements with a wide range of suppliers, and we also expect to leverage trading platforms and exchanges to lock in natural gas supply prices and/or hedge risk.
Rio Grande has executed agreements for transportation of natural gas to the Rio Grande LNG Facility on both a firm and interruptible basis to support commissioning and operations and provide the ability to purchase natural gas supplies at the Agua Dulce Hub, giving Rio Grande access to prolific gas production from the Permian Basin and Eagle Ford Shale and providing significant flexibility to obtain competitively priced natural gas feedstock.
We believe our proximity to major reserve basins and shale plays, increasing pipeline capacity in the area, a significant amount of natural gas production and infrastructure development, as well as our existing contracts and discussions with some of the largest regional operators, represent key elements of a comprehensive and effective feed gas strategy.
Final Investment Decision on Train 4 and Train 5 at the Rio Grande LNG Facility
We expect to make a positive final investment decision and commence construction of Trains 4 and 5 and related infrastructure at the Rio Grande LNG Facility, subject to, among other things, maintaining requisite governmental approvals, finalizing and entering into EPC contracts, entering into appropriate commercial arrangements, and obtaining adequate financing to construct each train and related infrastructure.

The Company has finalized an EPC contract with Bechtel for Train 4 and related infrastructure. Pricing under the EPC Contract for Train 4 was valid through December 31, 2024, and a pricing refresh is in process and is expected to be completed in 2025.
The Company continues to advance commercial discussions with multiple potential counterparties and expects to finalize commercial arrangements for Train 4 in the coming months to support a positive FID on Train 4. The Company entered into an LNG SPA with ADNOC for the sale of 1.9 MTPA of LNG from Train 4, as well as a non-binding Heads of Agreement (HoA) with Aramco for a 20-year SPA for the sale of 1.2 MTPA of LNG from Train 4. The Company is working with Aramco to finalize a binding SPA. Additionally, an affiliate of TotalEnergies SE ("TotalEnergies") has an LNG purchase option of 1.5 MTPA for Train 4, and the Company expects TotalEnergies to exercise the option.
The Company expects to finance construction of Train 4 and associated infrastructure utilizing a combination of debt and equity funding. The Company expects to enter into bank facilities for the debt portion of the funding. In connection with consummating the Rio Grande Phase 1 equity joint venture, the Company's equity partners each have options to invest in Train 4 equity, which, if exercised, would provide approximately 60% of the equity funding required for Train 4. Inclusive of these options, NextDecade currently expects to fund 40% of the equity commitments for Train 4, and to have an initial economic interest of 40% in Train 4, increasing to 60% after its equity partners achieve certain returns on their investments in Train 4. The Company expects to make a positive FID on Train 4 after commercial and financing arrangements are finalized.
The Company is also progressing the development and commercialization of Train 5. TotalEnergies holds an LNG purchase option for 1.5 MTPA for Train 5, and the Rio Grande Phase 1 equity partners have options to invest in Train 5 equity which are identical to their options to participate in Train 4 equity.
Development of Additional Liquefaction Capacity
The Company is developing and beginning the permitting process for additional liquefaction capacity at the Rio Grande LNG Facility site beyond Trains 1 through 5. Trains 6 through 8 are wholly owned by NextDecade and are cumulatively expected to increase the Company's total liquefaction capacity by approximately 18 MTPA once constructed and placed into operation.
Train 6 is being developed inside the existing levee at the Rio Grande LNG Facility site and adjacent to Trains 1 through 5. The Company expects to pre-file an application with FERC for Train 6 in 2025 and a full application with FERC in early 2026. Trains 7 and 8 are being developed on the site outside of the existing levee.
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
We have obtained all major permits required to build the Rio Grande LNG Facility and export LNG, including FERC approval and DOE FTA and non-FTA authorizations for the construction of up to five liquefaction trains and LNG exports totaling up to 27 MTPA.
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
Following receipt of the FERC Order, two requests for re-hearing were filed. One of those requests for rehearing also requested that the FERC stay the Order. On January 23, 2020, the FERC issued its Order on Rehearing and Stay in which the FERC rejected all challenges presented in the requests for rehearing and the request for stay of the Order.  The parties who filed the requests for re-hearing petitioned the U.S. Court of Appeals for the District of Columbia (“D.C. Circuit”) to review the Order and the order denying rehearing. On August 3, 2021, the D.C. Circuit denied all the arguments raised in the challenges, except for two technical issues dealing with environmental justice and GHG emissions, which were remanded to the FERC for further consideration. The D.C. Circuit did so without vacatur, and accordingly, the Rio Grande LNG Facility's authorization from the FERC remained legally valid and enforceable.  On April 21, 2023, FERC issued its order responding to the D.C. Circuit’s 2021 remand of the FERC Order, reaffirming its prior finding that the siting, construction, and operation of the Rio Grande LNG Facility is not inconsistent with the public interest (“Remand Order”). Parties sought rehearing of the Remand Order, which FERC denied by operation of law on June 22, 2023, and subsequently issued a substantive order on the merits upholding the conclusions in the Remand Order, and its reaffirmation of the FERC Order. On August 17, 2023, parties petitioned the D.C. Circuit for review of the Remand Order.
On November 24, 2023, a motion was filed with FERC to stay construction of the Rio Grande LNG Facility, which FERC denied on January 24, 2024. On February 2, 2024, parties filed a motion of the D.C Circuit to stay construction of the Rio Grande LNG Facility. On March 1, 2024, the motion to stay was denied by the D.C. Circuit.
On August 6, 2024, the D.C. Circuit issued a decision vacating FERC's reauthorization of the Rio Grande LNG Facility and remanding the case to FERC again on the grounds that FERC should have issued a supplemental EIS related to environmental justice issues during its remand process, as well as with regard to FERC's consideration of the CCS proposal we had filed in November 2021.
We withdrew our FERC application for the CCS facilities on August 30, 2024. On September 13, 2024, FERC issued notice of its intent to prepare a supplemental EIS in response to the D.C. Circuit's decision vacating the Remand Order. The notice set forth a schedule providing for issuance of a draft of the supplemental EIS in March 2025, the final supplemental EIS by the end of July 2025, and issuance of a final order by November 20, 2025. FERC has continued to act on our implementation filings and to authorize construction activities.
On October 21, 2024, the Company filed a petition for rehearing and rehearing en banc with the D.C. Circuit. On December 9, 2024, petitioners in the case and FERC filed responses to the Company's request for rehearing, and the Court's decision is pending.
The D.C. Circuit's decision will not be effective until the Court has issued its mandate, which is not expected to occur until the appeals process has been completed. The Company expects to take all available legal and regulatory actions, including but not limited to appellate actions and other strategies, to ensure that construction on Phase 1 will continue and that necessary regulatory approvals are maintained to enable the FID of Trains 4 and 5 at the Rio Grande LNG Facility.

NEXT Carbon Solutions
NEXT Carbon Solutions (“NCS”) is developing a potential end-to-end carbon capture and storage (“CCS”) project at the Rio Grande LNG Facility, focused on post-combustion carbon capture. The potential CCS project at the Rio Grande LNG Facility is in early development, and the Company is exploring subsurface and technology options for the project as well as potential avenues for commercialization. The Company expects that development of the CCS project at the Rio Grande LNG Facility may lead to CCS project opportunities at third-party industrial facilities in the future.
Corporate and Other Activities
We are required to maintain corporate and general and administrative functions to serve our business activities described above, including construction of Phase 1 at the Rio Grande LNG Facility, the development of Train 4, Train 5, and additional liquefaction expansion capacity, and the development of a potential CCS project at the Rio Grande LNG Facility.
Competition
We are subject to a high degree of competition in all aspects of our business. See “Item 1.A — Risk Factors —Competition in the industries in which we operate is intense, and some of our competitors have greater financial, technological and other resources.”
The Rio Grande LNG Facility will compete with liquefaction facilities worldwide to supply LNG to the global market. In this market, we will compete with a variety of companies, such as independent, technology-driven companies, state-owned companies, and other independent oil and natural gas companies and utilities. Many of these competitors have longer operating histories, more development experience, greater name recognition, greater access to the LNG market, more employees, and substantially greater financial, technical and marketing resources than we currently possess.
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
Employees
As of December 31, 2024, we had 237 full-time employees. We have no collective bargaining agreements with our employees.
Offices
Our principal executive offices are located at 1000 Louisiana St., Suite 3300, Houston, Texas, 77002, and our telephone number is (713) 574-1880.
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
A breach of the covenants and other restrictions in any of Rio Grande’s indebtedness could result in an event of default thereunder. Such a default may allow the holders of such indebtedness to accelerate the related indebtedness which may result in foreclosure on Rio Grande’s assets or equity interests in Rio Grande.
Our wholly owned subsidiary, Rio Grande LNG Super Holdings, LLC ("Super Holdings"), has entered into a credit agreement (the "Corporate Credit Agreement") that provides for a $175 million senior secured loan. The Corporate Credit Agreement includes covenants that, among other things, limit the ability of Super Holdings to incur additional indebtedness, make certain investments or pay dividends or distributions on equity interests or subordinated indebtedness or purchase, redeem, or retire equity interests, sell or transfer assets, incur liens or dissolve, liquidate, consolidate, merge. Upon the occurrence and continuation of an event of default under the Corporate Credit Agreement (and after all applicable cure periods have elapsed), the majority lenders may, by notice to Super Holdings accelerate the loans thereunder, terminate any outstanding loan commitments and exercise all contractual and legal rights in relation to the collateral.

Conducting a portion of our operations through joint ventures in which we do not have 100% ownership interest, and which are not operated solely for the benefit of our stockholders, exposes us and our stockholders to risks and uncertainties, many of which are outside of our control.
We currently operate parts of our business through a joint venture, Rio Grande LNG Intermediate Holdings, LLC (“Intermediate Holdings”) in which we do not have 100% ownership interest, and we may enter into additional joint ventures in the future. Joint ventures and minority investments inherently involve a lesser degree of control over business operations, thereby potentially increasing the financial, legal, operational and/or compliance risks associated with the joint venture or minority investment. For example, except for the Member Reserved Matters (as defined below), the affairs of Intermediate Holdings will otherwise be managed by a board of managers (the “Intermediate Holdings Board”). The Intermediate Holdings Board will be composed of up to four managers appointed by us (the “Class A Managers”), including one Class A Manager designated by Global LNG North America Corp., a subsidiary of TotalEnergies SE, and managers appointed by members holding a minimum percentage of the Class B limited liability company interests in Intermediate Holdings (the “Class B Managers”). Approval of any matter by the Intermediate Holdings Board will require the consent of a majority of the Class A Managers voting on the matter and Class B Managers representing a majority of the Class B limited liability company interests in Intermediate Holdings voting for such matter, as applicable; provided that (i) certain specified “qualified matters,” “supermajority matters,” and “unanimous matters” are reserved to the approval of the members of Intermediate Holdings (the "Member Reserved Matters") holding a requisite percentage of the applicable classes of limited liability company interests in Intermediate Holdings, and (ii) related party transactions will be subject to approval in accordance with the procedures specified in the JV Agreement.  Pursuant to the JV Agreement, we will be entitled to receive up to approximately 20.8% of distributions of available cash of Intermediate Holdings to its members during operations; provided, that a majority of the Intermediate Holdings distributions to which we are otherwise entitled will be paid for any distribution period only after the Financial Investors receive an agreed distribution threshold in respect of such distribution period and certain other deficit payments from prior distribution periods, if any, are made. Any such shortfall in distributions that we would otherwise have been entitled to will accrue as an arrearage to be paid out in future periods in which Intermediate Holdings meets the applicable target distribution threshold for the Financial Investors. Challenges and risks presented by joint venture structures not otherwise present with respect to our wholly-owned subsidiaries and direct operations, include:
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
We are not expected to generate cash flow, or even obtain revenues, from our LNG liquefaction and export activities unless and until the Rio Grande LNG Facility is operational. Additionally, we do not expect to generate cash flow from our CCS projects until such projects are installed and operational. Accordingly, distributions to investors may be limited, delayed, or non-existent.
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
Tariffs issued by the United States government could have an adverse effect on our future operations.
The United States government recently has announced or imposed broad-ranging tariffs. Other countries have announced or imposed counter-tariffs on U.S.-produced items. If these tariffs or counter-tariffs were to take effect and we were unable to pass through the additional costs to us, we could experience materially lower margins, lost sales, and an overall adverse effect on our future results of operations.
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
We will be dependent on third-party contractors for the successful completion of the Rio Grande LNG Facility, CCS projects and related infrastructure, and any failure by our contractors to perform their contractual obligations could have a material adverse impact on our projects.
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
Commissioning and operation of the Rio Grande LNG Facility will also require the ability to deliver natural gas to the Rio Grande LNG Facility via pipelines, certain of which are under development and construction and will require securing rights-of-way along the proposed route. Negotiation to secure these rights-of-way could give rise to recalcitrant landowners or competitive projects, which could result in additional time needed to secure the route and, consequently, delays in, or abandonment of, construction. Pipeline construction could also be delayed or abandoned for any of many other reasons, such as it becoming economically disadvantageous to the owner, a failure to obtain or maintain all necessary permits, approvals and licenses for the construction and operation, mechanical or structural failures, inadvertent damages during construction, natural disasters, or any terrorist attack, including cyberterrorism. Any such delays in pipeline construction could delay the development of the Rio Grande LNG Facility and its becoming operational.
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
•failure to obtain or maintain all necessary government and third-party permits, approvals and licenses, or to comply with all the terms and conditions of those authorizations, for the construction and operation of the Rio Grande LNG Facility and CCS projects, or litigation concerning such permits, approvals and licenses;
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
We expect our CCS projects, following successful construction and deployment, to generate revenue from a combination of sources, including fees from source facilities, government incentives and carbon credits. Government incentives include federal income tax credits under Section 45Q of the Internal Revenue Code of 1986, as amended (the "Code"), which currently provides a federal income tax credit per metric ton of carbon captured and permanently stored. The availability of these government incentives have a significant effect on the economics and viability of our CCS projects, and any reduction or elimination of such incentives could adversely affect the growth of our CCS business, our financial condition and our future results.
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
We may not be successful in developing or constructing all of our proposed expansion projects.
We may not be able to successfully develop or construct some of our proposed expansion trains at the Rio Grande LNG Facility, whether due to lack of commercial interest, inability to obtain financing, inability to obtain adequate supply of materials and equipment to complete construction of our projects, inability to obtain necessary regulatory approvals (including as a result of political factors, environmental concerns or public opposition) or otherwise. Our ability to develop additional liquefaction facilities will also depend on the availability and pricing of LNG and natural gas in North America and other places around the world. If we are unable or unwilling to develop and construct additional expansion trains, our prospects for growth will be limited.
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
Rio Grande has executed agreements for transportation of natural gas to the Rio Grande LNG Facility on both a firm and interruptible basis to support commissioning and operations and provide the ability to purchase natural gas supplies at the Agua Dulce Hub, giving Rio Grande access to prolific gas production from the Permian Basin and Eagle Ford Shale and providing significant flexibility to obtain competitively priced natural gas feedstock. We expect Rio Grande to have access to multiple interconnects to the existing natural gas pipeline grid located at the Agua Dulce Hub. As the interconnects are expected to be at the Agua Dulce Hub, it is expected that gas will be available for purchase in large volumes at commercially acceptable prices. Nonetheless, disruptions in upstream supply sources or increased market demand could impact the availability of gas supply to the header system, which would result in curtailments at the Rio Grande LNG Facility.
Each liquefaction train for the Rio Grande LNG Facility is expected to involve the transportation for liquefaction of approximately 0.9 Bcf/day of natural gas, for a total of 4.5 Bcf/day for five liquefaction trains at full build-out. Gas sales agreements for the supply of these volumes could entail negotiations with multiple parties for firm and interruptible gas supply and transportation services to the pipeline header system, as well as pipeline interconnects and ancillary operational agreements. Delays caused by third parties in the course of negotiating agreements and constructing the required interconnects could delay the start of commercial operations for the Rio Grande LNG Facility.
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
Risks Related to Governmental Regulation
The decision by the D.C. Circuit Court of Appeals could impact Rio Grande’s ability to complete Phase 1, the cost to complete Phase 1, the timing of the completion of Phase 1, our ability to take a final investment decision on Trains 4 and 5, our ability to develop additional expansion trains at the Rio Grande LNG Facility, and our ability to achieve expected investment returns.
We are required to obtain and maintain governmental approvals and authorizations to implement our proposed business strategy, which includes the design, construction and operation of the Rio Grande LNG Facility and the export of LNG from the U.S. to foreign countries. As described in more detail in “Management’s Discussion and Analysis of

Financial Condition and Results of Operations—Overview of Business and Significant Developments—Significant Recent Events—Regulatory,” on August 6, 2024, the D.C. Circuit Court of Appeals vacated the FERC reauthorization for the siting, construction and operation of the Rio Grande LNG Facility. We intend to pursue available legal remedies against judicial challenges and are engaged in active resolution of the requisite issues to ensure that the affected permit remains in effect; however, there is no guarantee as to how long any agency proceedings and judicial challenges will take to resolve, whether there will be any delays in construction activities or whether Rio Grande will ultimately succeed in maintaining the permit in its issued form or in a suitable replacement form. These uncertainties could cause Phase 1 at the Rio Grande LNG Facility to be subject to increased costs, adverse impacts to completion timing, or adverse impacts to the ability to complete construction of Phase 1. This could adversely affect the ability for Rio Grande and its owners, including us, to successfully implement our business strategy or achieve expected returns. Similarly, these uncertainties could impact the timing of, and our ability to develop and take a final investment decision on, any expansion trains at the Rio Grande LNG Facility. In addition, the bank credit facilities obtained by Rio Grande to finance a substantial portion of Phase 1 costs require maintenance of material governmental approvals. To the extent Rio Grande becomes unable to satisfy such requirement as set forth in the credit agreements or reach other accommodations with its lenders, its ability to continue borrowing under such credit facilities could be negatively impacted, which in turn could adversely affect our business, financial condition, results of operations and liquidity.
The construction and operation of the Rio Grande LNG Facility remains subject to further governmental approvals, and some approvals may be subject to further conditions, review and/or revocation and other legal and regulatory risks, which may result in delays, increased costs or decreased cash flows.
We are required to obtain and maintain governmental approvals and authorizations to implement our proposed business strategy, which includes the design, construction and operation of the Rio Grande LNG Facility and the export of LNG from the U.S. to foreign countries. As described above under “Business—Governmental Permits, Approvals and Authorizations,” the design, construction and operation of LNG export facilities is a highly regulated activity in the U.S., subject to a number of permitting requirements, regulatory approvals and ongoing safety and operational compliance programs, and certain of our authorizations have been challenged by project opponents and remain subject to ongoing regulatory proceedings. There is no guarantee that we will obtain or, once obtained, maintain these governmental authorizations, approvals and permits. While the FERC has authorized the construction and operation of the Rio Grande LNG Facility, it is conducting a supplemental EIS in response to action by the D.C. Circuit. Furthermore, additional approvals from FERC Staff will be required as we proceed with its construction and commissioning. Failure to obtain, or failure to obtain on a timely basis, or failure to maintain any of these governmental authorizations, approvals and permits (including potentially as a result of the D.C. Circuit's decision regarding the Remand Order or FERC's actions in response to that decision) could have a material adverse effect on our business, results of operations, financial condition and prospects.
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
In addition, some of these governmental authorizations, approvals and permits require extensive environmental review. We cannot predict or control whether our authorizations, approvals or permits will attract significant opposition or whether the permitting process will be lengthened due to complexities and appeals. Some groups have perceived, and other groups could perceive, that the proposed construction and operation of the Rio Grande LNG Facility could negatively impact the environment or cultural heritage sites. Objections from such groups could cause delays, damage to reputation and difficulties in obtaining governmental authorizations, approvals or permits or prevent the obtaining of such authorizations, approvals or permits altogether. Although the necessary authorizations, approvals and permits to construct and operate the Rio Grande LNG Facility have been obtained, such authorizations, approvals and permits may be subject to ongoing regulatory proceedings, as well as conditions imposed by regulatory agencies, and may be subject to additional legal proceedings not involving us, which is customary for U.S. LNG projects.

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

Further, in the first few days of his second term in office, President Trump issued a series of executive orders signaling a shift in environmental and energy policy, which could result in significant regulatory changes in the future. For instance, President Trump issued executive orders which revoked prior executive orders and initiatives related to environmental justice and clean energy. While the extent of the Trump Administration's changes to the environmental regulatory landscape in the United States is unknown at this time, it is possible that additional changes in the future could impact our operations.
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
Our LNG and CCS activities are in the construction stage and development stage, respectively, and have not historically generated any revenue; consequently, as of December 31, 2024, we had significant deferred tax assets primarily resulting from net operating losses for federal income tax purposes. See Note 12 — Income Taxes in Notes to Consolidated Financial Statements. To the extent we are not able to monetize federal income tax credits that we generate under Section 45Q or a successor provision, either by transferring such credit or electing to receive a direct payment equal to such credit, we would have to take such federal income tax credits against our taxable income.  There is no assurance that we will be able to transfer these federal income tax credits or generate taxable income or otherwise be able to monetize the value represented by these federal income tax credits.
Our ability to utilize our net operating loss carryforwards (“NOLs”) may be limited as a result of ownership changes under Section 382 of the Code.
The Code contains provisions that limit the utilization of NOLs and tax credit carryforwards if there has been a change in ownership as described in Section 382 of the Code (“Section 382”).  Such an ownership change occurs if the aggregate stock ownership of certain stockholders, generally stockholders beneficially owning five percent or more of a corporation’s common stock, applying certain look-through and aggregation rules, increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period, generally three years. Substantial changes in the Company's ownership have occurred that may limit or reduce the amount of NOL carryforwards that the Company could utilize in the future to offset taxable income. At December 31, 2024, we had federal net operating loss (“NOL”) carryforwards of approximately $370.5 million. Approximately $26.1 million of these NOL carryforwards will expire between 2034 and 2038.
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
As of February 20, 2025, affiliates of TotalEnergies SE, HGC NEXT INV LLC and Ninteenth Investment Company (collectively, the “Large Stockholders”) beneficially own, in the aggregate, approximately 45% of the combined voting power of our outstanding shares of common stock. As a result, the Large Stockholders have the ability to influence the election of our directors and the outcome of corporate actions requiring stockholder approval, such as: (i) a merger or a sale of our Company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our articles of incorporation and bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders with interests different from those entities and individuals. Additionally, three members of our Board of Directors are affiliated with certain Large Stockholders. The Large Stockholders also have significant control over our business, policies and affairs by their affiliates serving as directors of our Company. They may also exert influence in delaying or preventing a change in control of the Company, even if such change in control would benefit the other stockholders of the Company. In addition, the significant concentration of stock ownership may adversely affect the market value of the Company’s common stock due to investors’ perception that conflicts of interest may exist or arise.
The exercise of outstanding warrants may have a dilutive effect on our common stock.
We issued warrants together with the issuances of our Convertible Preferred Stock (the “2022 Warrants”) and the entry into the Corporate Credit Agreement (the “2024 Warrants” and together with the 2022 Warrants, the “Common Stock Warrants”). As of December 31, 2024, the outstanding 2022 Warrants represented the right to acquire in the aggregate a number of shares of our common stock equal to approximately 15 basis points (0.15%) of all outstanding shares of Company common stock, measured on a fully diluted basis, on the applicable exercise date with a strike price of $0.01 per share. The 2022 Warrants have a fixed three-year term that commenced on the closings of the issuances of the associated Convertible Preferred Stock. The 2022 Warrants may only be exercised by holders thereof at the expiration of such three-year term.
The 2024 Warrants were issued on December 31, 2024 in two equal tranches and are exercisable at any time before December 31, 2029 for an aggregate of approximately 7.2 million shares of Company common stock, with the first tranche exercisable at $7.15 per share and the second tranche exercisable at $9.30 per share.
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
Attention to sustainability and environmental, social and governance matters may impact our business, financial results or stock price and climate change concerns may pose challenges to our operating model.
In recent years, attention has been given to sustainability and ESG commitments and other activities. A number of advocacy groups, both domestically and internationally, have campaigned for governmental and private action to promote change at public companies related to ESG matters, including through the investment and voting practices of investment advisers, public pension funds, universities and other members of the investing community. These activities include increasing attention and demands for action related to climate change, promoting the use of substitutes to fossil fuel products, and encouraging the divestment of companies in the fossil fuel industry. While there are some other governments and actors taking different approaches, these activities could negatively impact negotiations with potential customers or financial counterparties, reduce demand for our products, reduce our profits, increase the potential for investigations and litigation, impair our brand and have negative impacts on the price of our common stock and access to capital markets.
In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings systems for evaluating companies on their approach to ESG matters and informing investment and voting decisions. There has been investor demand for ESG investing opportunities, and many large institutional investors have committed to increasing the percentage of their portfolios that are allocated towards ESG-focused investments. As a result, there has been a proliferation of ESG-focused investment funds seeking ESG-oriented investment products. If we obtain an unfavorable ESG rating or if we are unable to meet the investment or lending criteria set by these investors and funds, our stock may be omitted from such ESG-oriented investment products, which may lead to investors allocating a portion of their capital away from us, our cost of capital increasing, the price of our common stock being negatively impacted, and our reputation being negatively affected.
We could also incur additional costs and require additional resources to monitor, report, and comply with various ESG practices and current or emerging regulatory requirements, including with respect to climate change and sustainability. Further, we are currently assessing the potential impacts of the adopted or proposed laws, as well as other sustainability and climate-related disclosure obligations and evolving legal and regulatory requirements, to which we may be subject. Enhanced sustainability and climate-related disclosure requirements could lead to reputational or other harm to our relationships with regulators, employees, customers, investors or other stakeholders.
Furthermore, we also could face an increased risk of ESG‐related litigation suits, including climate-related litigation, with respect to our operations or disclosures. Claims have been made against certain energy companies alleging that greenhouse gas emissions from oil, gas and LNG operations constitute a public nuisance under federal and state law. Private individuals or public entities also could attempt to enforce environmental laws and regulations against us and could seek personal injury and property damages or other remedies. Additionally, governments and private parties are also increasingly filing suits, or initiating regulatory action, based on allegations that certain public statements regarding ESG-related matters by companies are false and misleading “greenwashing” campaigns that violate deceptive trade practices and consumer protection statutes or that climate-related disclosures made by companies are inadequate. Similar issues can also arise when aspirational statements such as net-zero or carbon neutrality targets are made without clear plans. There has also been an increase in litigation alleging that corporate diversity, equity and inclusion programs may discriminate against certain groups. Although we are not currently a party to any such litigation currently, unfavorable rulings against us in any such case brought against us in the future could significantly impact our operations and could have an adverse impact on our financial condition.
Finally, as of January 31, 2025, the Trump Administration had issued a series of executive orders that signal a shift in the United States' energy and climate change policy. Among other directives, such executive orders: (i) direct federal agencies to identify and exercise emergency authorities to facilitate conventional energy production, transportation, and refining, and call for the use of emergency regulations to expedite energy infrastructure projects; (ii) promote energy exploration and production on federal lands and waters; (iii) mandate a review of existing regulations that may burden domestic energy development; and (iv) pause the disbursement of funds appropriated through the Inflation Reduction Act and the Infrastructure Investment and Jobs Act.
General Risk Factors
The Russia-Ukraine conflict, conflict in the Middle East and other sources of volatility in the energy markets may materially and adversely affect our business, financial condition, operating results, cash flow, liquidity and prospects, including our efforts to reach a final investment decision with respect to the Rio Grande LNG Facility.
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
A sustained disruption in the capital markets from the Russia-Ukraine conflict and hostilities in the Middle East, specifically with respect to the energy industry, could negatively impact our ability to raise capital. In the past, we have financed our operations by the issuance of equity and equity-based securities. However, we cannot predict when macro-economic disruption stemming from geopolitical uncertainty may occur. This macro-economic disruption may disrupt our ability to raise additional capital to finance our operations in the future, which could materially and adversely affect our business, financial condition and prospects, and could ultimately cause our business to fail.
The Russia-Ukraine conflict may also have the effect of heightening many of the other risks described in this Annual Report on Form 10-K, such as risks related to the development of the CCS projects and the Rio Grande LNG Facility, including postponement in making a positive FID on the Rio Grande LNG Facility, doing business in foreign countries, obtaining governmental approvals, and exported LNG remaining a competitive source of energy for international markets, global demand for and price of natural gas, and fluctuation in the price of our common stock.
The ultimate outcome of Russia’s invasion of Ukraine, including resulting tensions among the United States, North Atlantic Treaty Organization and Russia, disruption to the production and supply of natural gas throughout Europe, cyberwarfare and economic instability, could impact our operations or disrupt our ability to access the capital markets.  The duration of the impact of the Russia-Ukraine conflict and hostilities in the Middle East is uncertain, and we may continue to experience materially adverse impacts to our business as a result of their global economic impact, including any recession that has occurred or may occur in the future, and lasting effects on the price of natural gas.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
Our cybersecurity program vision is to secure our information, people, and assets. It plays a critical role in our overall risk management strategy, where cyber risks are identified and actively managed through preventive and mitigating measures. Our Cybersecurity design principles of Secure by Design and Depth in Defense help us to design and evaluate our cybersecurity initiatives and are grounded in frameworks such as the National Institute of Standards and Technology's Cybersecurity Framework, ISO 27001, and industry-specific regulations. While this approach does not imply compliance with any specific technical standards or requirements, these frameworks serve as a guide to help us identify, assess, and manage cybersecurity risks that are relevant to our business.

We continuously evaluate our people, processes, and technology, adjusting our program as needed to keep up with the evolving cyber risk landscape. As part of our ongoing training and preparedness efforts, we regularly conduct phishing simulations and penetration testing campaigns to ensure our employees are well-equipped to recognize various phishing emails and other similar threats.

We actively back up our data to minimize the risk of data loss. To safeguard against unauthorized access and data breaches, we encrypt sensitive information both in transit and at rest. Additionally, we have implemented access controls and multi-factor authentication to ensure that only authorized personnel can access critical data. To further enhance security and ensure operational continuity, we partner with third-party IT service providers and Managed Services vendors who continuously monitor our infrastructure, conducting ongoing network and endpoint surveillance.

We develop and implement robust cybersecurity standards and procedures that address access control, data encryption, use of assets, and data protection. We ensure that all employees, contractors, and third-party vendors adhere to these standards and receive training on cybersecurity best practices.
Governance
Our cybersecurity team resides within Digital & Information Technology function and reports to ML Madhavaro, our Vice President of Information Technology and Chief Information Officer, who is responsible for the delivery of a robust and risk-based cybersecurity program, including threat detection and response, risk management, security architecture, vulnerability management, incident response, and security awareness. Mr. Madhavarao has decades of experience managing strategic technology operations, including the identification of cybersecurity risk and the defense of information technology assets from global threats. Cyber governance oversight is provided by the Chief Financial Officer and the Audit Committee of the Board of Directors.
Incident Response Reporting
Our strength in incident response reporting comes from our proactive and transparent approach to swiftly and effectively addressing cybersecurity incidents. We prioritize preventative measures to reduce the likelihood of a cybersecurity incident, while maintaining a robust response and recovery program. We have established a comprehensive incident response framework that allows us to detect, respond to, and mitigate threats with precision and speed according to our plan. Our strategy includes clear communication channels, defined roles and responsibilities, and regular drills and simulations to ensure we are always prepared.
In the event of an incident, we follow strict reporting protocols, promptly notifying the relevant regulatory authorities, affected customers, and stakeholders. We maintain transparency and accountability throughout the process, which helps us mitigate the impact of cyber threats and reinforces our commitment to proactive cybersecurity risk management and response.

During the year ended December 31, 2024, there were no cybersecurity incidents or threats that had a material impact on our business, results of operations or financial condition.
Item 2. Properties
We currently lease approximately 90,000 square feet of office space for general and administrative purposes in Houston, Texas under a lease agreement that expires on December 31, 2035.
Rio Grande has entered into a lease agreement (the “Rio Grande Site Lease”) with the Brownsville Navigation District of Cameron County, Texas (“BND”) pursuant to which Rio Grande has leased approximately 984 acres of land situated near Brownsville, Cameron County, Texas for the purposes of constructing, operating, and maintaining the Rio Grande LNG Facility and gas treatment and gas pipeline facilities. The initial term of the Rio Grande Site Lease expires on July 12, 2053 (the “Primary Term”). Rio Grande has the option to renew and extend the term of the Rio Grande Site Lease beyond the Primary Term for up to two consecutive renewal periods of ten years each provided that it has not caused an event of default under the Rio Grande Site Lease.
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
As of February 20, 2025, 260.4 million shares of Company common stock were outstanding held by approximately 61 record owners. All shares of Company common stock held in street name are recorded in our stock register as being held by one stockholder.
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
Purchase of Equity Securities by the Issuer
The following table summarizes stock repurchases for the three months ended December 31, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as a Part of Publicly Announced Plans	Maximum Number of Units That May Yet Be Purchased Under the Plans
October 2024	9,179	$4.91	—	—
November 2024	4,165	$6.65	—	—
December 2024	7,371	$7.06	—	—
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
•Liquidity and Capital Resources
•Contractual Obligations
•Results of Operations
•Summary of Critical Accounting Estimates
•Recent Accounting Standards
Overview of Business
NextDecade Corporation engages in construction and development activities related to the liquefaction of natural gas and sale of LNG and the capture and storage of CO2 emissions. We are constructing and developing a natural gas liquefaction and export facility located in the Rio Grande Valley near Brownsville, Texas (the “Rio Grande LNG Facility”). The Rio Grande LNG Facility has received Federal Energy Regulatory Commission (“FERC”) approval and Department of Energy (“DOE”) FTA and non-FTA authorizations for the construction of up to five liquefaction trains and LNG exports totaling up to 27 million tonnes per annum (“MTPA”). Please see "Rio Grande LNG Facility Activity - Governmental Permits, Approvals and Authorizations" for more information regarding our FERC permit. The Rio Grande LNG Facility has three liquefaction trains and related infrastructure ("Phase 1") under construction and liquefaction trains 4 and 5 are currently being commercialized. We are also developing and beginning the permitting process for expansion trains 6 through 8 at the Rio Grande LNG Facility and developing a potential carbon capture and storage (“CCS”) project at the Rio Grande LNG Facility.
Overview of Significant Events
Significant developments since January 1, 2024 and through the date of this 10-K include the following:
Development and Construction
•Under the EPC contracts with Bechtel, Phase 1 progress is tracked for Train 1, Train 2, and the common facilities on a combined basis and Train 3 on a separate basis. As of January 2025:
◦The overall project completion percentage for Trains 1 and 2 and the common facilities of the Rio Grande LNG Facility was 38.1%, which is in line with the schedule under the EPC contract. Within this project completion percentage, engineering was 84.9% complete, procurement was 69.2% complete, and construction was 10.6% complete.
◦The overall project completion percentage for Train 3 of the Rio Grande LNG Facility was 15.3%, which is also in line with the schedule under the EPC contract. Within this project completion percentage, engineering was 33.5% complete, procurement was 32.8% complete, and construction was 0.4% complete.
•In February 2025, the Company provided additional information regarding its development of additional liquefaction capacity at the Rio Grande LNG Facility. beyond Trains 1 through 5. Trains 6 through 8 are wholly owned by NextDecade and are cumulatively expected to increase the Company's total liquefaction capacity by approximately 18 MTPA once constructed and placed into operation.

◦Train 6, with expected LNG production capacity of approximately 6 MTPA, is being developed inside the existing levee at the site and adjacent to Trains 1 through 5. A pre-filing application with FERC for Train 6 is expected in 2025, and a full FERC application is expected in early 2026.
◦Trains 7 and 8, with a total expected LNG production capacity of approximately 12 MTPA, are being developed on the site outside of the existing levee.
Strategic and Commercial
•In May 2024, the Company entered into a 20-year LNG SPA with ADNOC for the sale of 1.9 MTPA of LNG from Train 4 at the Rio Grande LNG Facility for 20 years, on a free on board (“FOB”) basis at a price indexed to Henry Hub, subject to a positive FID on Train 4.
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
•In July 2024, the Company appointed Tarik Skeik as Chief Operating Officer. Mr. Skeik has over 20 years of experience delivering complex global mega projects in LNG, oil and petrochemicals across North America, the Middle East, and Asia. He led the completion and start-up of six greenfield assets, and his experience includes the planning and execution through initial operation of projects including the Huizhou Chemicals Complex in China, Gulf Coast Growth Ventures in the U.S., Banyu Urip in Indonesia, Kearl Expansion in Canada, and QatarGas 2 in Qatar.
•In August 2024, the Company entered into an EPC contract with Bechtel for Train 4 and related infrastructure. Pricing under the EPC contract for Train 4 and related infrastructure was valid through December 31, 2024, and a pricing refresh is in process and is expected to be completed in 2025.
Financial
•In January 2024, the Company's wholly-owned subsidiary, NextDecade LNG, LLC ("NextDecade LLC"), entered into a credit agreement that provided for a $50 million senior secured revolving credit facility with additional capacity of $12.5 million to cover interest. Borrowings under the revolving credit facility were used for general corporate purposes, including development costs related to Train 4 at the Rio Grande LNG Facility. Borrowings under the revolving credit facility bore interest at SOFR or the base rate plus an applicable margin as defined in the credit agreement. All outstanding borrowings under the revolving credit facility and interest term loan were repaid in December 2024 utilizing proceeds from the senior secured loan issued in December 2024 and described below.
•In February 2024, Rio Grande issued and sold $190 million of senior secured notes in a private placement transaction to finance a portion of Phase 1. The senior secured notes were issued on February 9, 2024, and resulted in a reduction in the commitments outstanding under Rio Grande's existing bank credit facilities for Phase 1. These senior secured notes will be amortized over a period of approximately 18 years beginning in mid-2029, with a final maturity in June 2047. These senior secured notes bear interest at a fixed rate of 6.85% and rank pari passu to Rio Grande's existing senior secured financings.
•In June 2024, Rio Grande issued $1.115 billion of senior secured notes in a private placement, and net proceeds were utilized to reduce outstanding borrowings and commitments under existing Rio Grande bank credit facilities for Phase 1. These senior secured notes will be amortized over a period of 18 years beginning in September 2029, with a final maturity in September 2047. These senior secured notes bear interest at a fixed rate of 6.58% and rank pari passu to Rio Grande's existing senior secured financings. Including this transaction, the Company has refinanced a total of over $1.85 billion of the original $11.1 billion Rio Grande term loan facilities since a positive FID was reached on Phase 1 at the Rio Grande LNG Facility in July 2023.
•In December 2024, the Company's wholly-owned subsidiary, Rio Grande LNG Super Holdings, LLC ("Super Holdings"), entered into a credit agreement (the "Corporate Credit Agreement") which provided for a $175 million senior secured loan. Proceeds from the senior secured loan were disbursed at closing on December 31, 2024, and net proceeds were used to repay outstanding borrowings under the NextDecade LLC January 2024 $50 million revolving credit facility and $12.5 million interest term loan, and will be used to fund working capital and general corporate purposes, including development expenses for expansion trains at the Rio Grande LNG Facility. Borrowings under the senior secured loan bear interest at 12.0%, with interest payable quarterly. Interest may be paid in-kind until March 31, 2027 and up to 50% in-kind thereafter. The senior secured loan matures six years from the closing date.
•In conjunction with the closing of the Corporate Credit Agreement, the Company issued warrants in two equal tranches that are exercisable for an aggregate of approximately 7.2 million shares of NextDecade common stock to the lender of the senior secured loan. The warrants are exercisable for five years after the closing date. The first tranche of the warrants are exercisable at $7.15 per share, which represents the 30-day volume weighted average trading price for the 30 trading-day period immediately preceding the closing date, and the second tranche of the warrants are exercisable at $9.30 per share.
Regulatory
•In August 2024, the U.S. Court of Appeals for the D.C. Circuit (the "Court") issued a decision vacating FERC's reauthorization of the Rio Grande LNG Facility on the grounds that FERC should have issued a supplemental Environmental Impact Statement ("EIS") during its reauthorization process.
•On September 13, 2024, FERC issued notice of its intent to prepare a supplemental EIS in response to the Court's decision. The notice set forth a schedule providing for the issuance of a draft of the supplemental EIS in March 2025, the final supplemental EIS by the end of July 2025, and issuance of a final order by November 20, 2025.
•On October 21, 2024, the Company filed a petition for rehearing and rehearing en banc with the Court. On December 9, 2024, petitioners in the case and FERC filed responses to the Company's request for rehearing, and the Court's decision is pending.
•The Court's decision will not be effective until the Court has issued its mandate, which is not expected to occur until after the appeals process has been completed. At this time, construction continues on Phase 1 at the Rio Grande LNG Facility.
•The Company expects to take all available legal and regulatory actions, including appellate actions, to ensure that construction on Phase 1 will continue and that necessary regulatory approvals will be maintained to enable a positive final investment decision (FID) on Trains 4 and 5 at the Rio Grande LNG Facility.
Rio Grande LNG Facility Activity
We are constructing the Rio Grande LNG Facility on the north shore of the Brownsville Ship Channel in south Texas through our partially owned subsidiary, Rio Grande. The site is located on 984 acres of land which has been leased long-term and includes 15,000 feet of frontage on the Brownsville Ship Channel. We believe the site is advantaged due to its proximity to abundant natural gas resources in the Permian Basin and Eagle Ford Shale, access to an uncongested waterway for vessel loading, and location in a region that has historically been subject to fewer and less severe weather events relative to other locations along the US Gulf Coast. The Rio Grande LNG Facility has been approved by the FERC and authorized by the DOE to export up to 27 MTPA of LNG from up to five liquefaction trains. Please see "Rio Grande LNG Facility Activity - Governmental Permits, Approvals and Authorizations" for more information regarding our FERC permit. Phase 1 at the Rio Grande LNG Facility is under construction, Trains 4 and 5 are currently being commercialized, and we are developing and beginning the permitting process for Trains 6 through 8.
In July 2023, construction commenced on Phase 1 of the Rio Grande LNG Facility following a positive FID and the closing of project financing by Rio Grande, which owns Phase 1 of the Rio Grande LNG Facility. Phase 1 includes three liquefaction trains with a total expected nameplate capacity of approximately 18 MTPA of LNG production, two 180,000 cubic meter full containment LNG storage tanks, two jetty berthing structures designed to load LNG carriers up to 216,000 cubic meters in capacity, and associated site infrastructure and common facilities including feed gas pretreatment facilities, electric and water utilities, two totally enclosed ground flares for the LNG tanks and marine facilities, two ground flares for the liquefaction trains, roads, levees surrounding the development area, and warehouses, administrative, operations control room and maintenance buildings.
As of January 2025, progress on Trains 1 through 3 is in line with the schedule under the EPC contracts. During the fourth quarter and early 2025, the construction team continued steel assembly in the Train 1 area and adjacent pipe racks. Within Train 2, foundations were progressed and steel assembly began. Tank 1 roof panels were set in place, and the first wall concrete pour for Tank 2 was completed. Across the site, Bechtel’s work also continues on installing underground structures, loading berths, piling, concrete foundations, and other siteworks. Bechtel has materially completed purchase orders for critical and high-value items for Phase 1.
Trains 4 and 5 at the Rio Grande LNG Facility are being commercialized, and we expect to make a positive final investment decision and commence construction of Trains 4 and 5 and related infrastructure at the Rio Grande LNG Facility, subject to, among other things, maintaining requisite governmental approvals, finalizing and entering into EPC contracts, entering into appropriate commercial arrangements, and obtaining adequate financing to construct each train and related infrastructure.
The Company is developing and beginning the permitting process for additional liquefaction capacity at the Rio Grande LNG Facility. Trains 6 through 8 are wholly owned by NextDecade and are cumulatively expected to increase the Company's total liquefaction capacity by approximately 18 MTPA once constructed and placed into operation.
Financing Activity
Corporate Credit Facility and Senior Secured Loan
In January 2024, NextDecade LLC entered into a credit agreement that provided for a $50 million senior secured revolving credit facility with additional capacity of $12.5 million to cover interest. Borrowings under the revolving credit facility were used for general corporate purposes, including development costs related to Train 4 at the Rio Grande LNG Facility. Borrowings under the revolving credit facility bore interest at SOFR or the base rate plus an applicable margin as defined in the credit agreement. All outstanding borrowings under the revolving credit facility and interest term loan were repaid in December 2024 utilizing proceeds from the senior secured loan issued in December 2024 and described below.
In December 2024, the Company's wholly-owned subsidiary, Rio Grande LNG Super Holdings, LLC ("Super Holdings"), entered into a credit agreement (the "Corporate Credit Agreement") which provided for a $175 million senior secured loan. Proceeds from the senior secured loan were disbursed at closing on December 31, 2024, and net proceeds were used to repay outstanding borrowings under the NextDecade LLC January 2024 $50 million revolving credit facility and $12.5 million interest term loan, and will be used to fund working capital and general corporate purposes, including development expenses for expansion trains at the Rio Grande LNG Facility. Borrowings under the senior secured loan bear interest at 12.0%, with interest payable quarterly. Interest may be paid in-kind until March 31, 2027 and up to 50% in-kind thereafter. The senior secured loan matures six years from the closing date.
Warrants
In conjunction with the closing of the Corporate Credit Agreement, the Company issued warrants in two equal tranches that are exercisable for an aggregate of approximately 7.2 million shares of NextDecade common stock to the lender of the senior secured loan. The warrants are exercisable for five years after the closing date. The first tranche of the warrants are exercisable at $7.15 per share, which represents the 30-day volume weighted average trading price for the 30 trading-day period immediately preceding the closing date, and the second tranche of the warrants are exercisable at $9.30 per share.
Rio Grande Refinancings
In February 2024, Rio Grande entered into a note purchase agreement through which it sold $190 million of senior secured notes to finance a portion of Phase 1. The senior secured notes were issued on February 9, 2024, and resulted in a reduction in the commitments outstanding under Rio Grande's existing bank credit facilities for Phase 1. These senior secured notes will be amortized over a period of approximately 18 years beginning in mid-2029, with a final maturity in June 2047. These senior secured notes bear interest at a fixed rate of 6.85% and rank pari passu to Rio Grande's existing senior secured financings.
In June 2024, Rio Grande issued $1.115 billion of senior secured notes in a private placement, and net proceeds were utilized to reduce outstanding borrowings and commitments under existing Rio Grande bank credit facilities for Phase

1. These senior secured notes will be amortized over a period of 18 years beginning in September 2029, with a final maturity in September 2047. These senior secured notes bear interest at a fixed rate of 6.58% and rank pari passu to Rio Grande's existing senior secured financings. Including this transaction, the Company has refinanced a total of over $1.85 billion of the original $11.1 billion Rio Grande term loan facilities since a positive FID was reached on Phase 1 at the Rio Grande LNG Facility in July 2023.
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
Phase 1 FID Rio Grande Financing
In connection with the FID of Phase 1 of the Rio Grande LNG Facility, Rio Grande obtained approximately $6.2 billion in equity capital commitments, inclusive of commitments from NextDecade, entered into senior secured non-recourse bank credit facilities of $11.6 billion, consisting of $11.1 billion in construction term loans and a $500 million working capital facility, and closed a $700 million senior secured non-recourse private notes offering. Rio Grande will utilize these capital resources to fund the approximately $18.0 billion total cost of Phase 1, including EPC cost, owner’s costs and contingencies, dredging for the improvement project at the Brazos Island Harbor Channel, conservation of more than 4,000 acres of wetland and wildlife habitat area and installation of utilities, and interest during construction and other financing costs.
Near Term Liquidity and Capital Resources of NextDecade Corporation
In connection with the FID of Phase 1, the Company, through a wholly owned subsidiary, committed to invest approximately $283 million, including $125 million of pre-FID capital investments, into construction of Phase 1 of the Rio Grande LNG Facility. As of December 31, 2024, the Company had funded its full equity commitment.
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
Because our businesses and assets are under construction or in development, we have not historically generated significant cash flow from operations, nor do we expect to do so until liquefaction trains at the Rio Grande LNG Facility begin operating or until we develop and install CCS projects. We intend to fund development activities for the foreseeable future with cash and cash equivalents on hand and through the sale of additional equity, equity-based or debt securities in us or in our subsidiaries. There can be no assurance that we will succeed in selling equity or equity-based securities or, if successful, that the capital we raise will not be expensive or dilutive to stockholders.
Our capital raising activities since January 1, 2024 have included the following:
•In January 2024, NextDecade LLC executed a credit agreement that provided for a $50 million revolving credit facility that may be used for general corporate purposes and working capital requirements of NextDecade LLC and its subsidiaries, including development costs related to Train 4 and related common facilities at the Rio Grande LNG Facility. All outstanding borrowings under the revolving credit facility and interest term loan were repaid in December 2024 utilizing proceeds from the senior secured loan issued in December 2024.
•In December 2024, Rio Grande LNG Super Holdings, LLC executed the Corporate Credit Agreement, which provided for a $175 million senior secured loan that was used to repay outstanding borrowings under the Company's January 2024 $50 million revolving credit facility and $12.5 million interest term loan and may be used to fund working capital and general corporate purposes, including development expenses for expansion trains at the Rio Grande LNG Facility.
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
Sources and Uses of Cash
The following table summarizes the sources and uses of our cash for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023
Operating cash flows	$(95,585)	$(73,620)
Investing cash flows	(2,574,205)	(1,752,800)
Financing cash flows	2,768,074	2,058,109

Net increase in cash, cash equivalents and restricted cash	98,284	231,689
Cash, cash equivalents and restricted cash – beginning of period	294,478	62,789
Cash, cash equivalents and restricted cash – end of period	$392,762	$294,478
Operating Cash Flows
Operating cash outflows during the years ended December 31, 2024 and 2023 were $95.6 million and $73.6 million, respectively. The increase in operating cash outflows in 2024 compared to 2023 was primarily due to an increase in employee costs and professional fees after achieving a positive FID in Phase 1 of the Rio Grande LNG Facility in July 2023, as we prepare for operations.
Investing Cash Flows
Investing cash outflows during the years ended December 31, 2024 and 2023 were $2,574.2 million and $1,752.8 million, respectively. Investing cash outflows primarily consist of cash used in the construction of Phase 1 of the Rio Grande LNG Facility. The increase in investing cash outflows in 2024 compared to 2023 was primarily due to positive FID in Phase 1 of the Rio Grande LNG Facility, the mobilization of the Bechtel workforce that began in July 2023 and subsequent progress payments made to Bechtel.
Financing Cash Flows
Financing cash inflows during the years ended December 31, 2024 and 2023 were $2,768.1 million and $2,058.1 million, respectively. Financing cash inflows during 2024 are primarily comprised of proceeds from the issuance of debt of $3,523.2 million and proceeds from receipt of equity contributions throughout 2024 of $676.0 million The cash inflows for 2024 were partially offset by debt and equity issuances costs of $72.8 million, repayment of debt of $1,338.2 million, costs associated with repayment of debt of $13.4 million and shares repurchased related to share-based compensation of $6.7 million.

Contractual Obligations
We are committed to make cash payments in the future pursuant to certain of our contracts. The following table summarizes certain contractual obligations (in thousands) in place as of December 31, 2024:

	Total	2025	2026 - 2027	2028 - 2029	Thereafter
Operating lease obligations	$235,547	$7,608	$19,087	$19,263	$189,589
Operating lease obligations relate to the Rio Grande site lease and our office spaces in Houston, Texas and Singapore. A discussion of these obligations can be found at Note 5 — Leases of our Notes to Consolidated Financial Statements.
Results of Operations
The following table summarizes costs, expenses and other income for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023	Change
Revenues	$—	$—	$—
General and administrative expense	150,109	111,468	38,641
Development expense	8,260	4,891	3,369
Lease expense	10,775	6,141	4,634
Depreciation expense	1,931	168	1,763
Operating loss	(171,075)	(122,668)	(48,407)
Derivative gain (loss), net	586,541	(44,803)	631,344
Interest expense, net of capitalized interest	(87,539)	(50,285)	(37,254)
Loss on debt extinguishment	(49,314)	(9,531)	(39,783)
Other (expense) income, net	(1,166)	5,647	(6,813)
Net loss attributable to NextDecade Corporation	277,447	(221,640)	499,087
Less: net income (loss) attributable to non-controlling interest	339,198	(59,379)	398,577
Less: preferred stock dividends	—	20,484	(20,484)
Net loss attributable to common stockholders	$(61,751)	$(182,745)	$120,994
Net loss attributable to common stockholders was approximately $61.8 million, or $(0.24) per common share (basic and diluted) for the year ended December 31, 2024 compared to a net loss of approximately $182.7 million, or $(0.94) per common share (basic and diluted), for the year ended December 31, 2023. The approximately $121.0 million decrease was primarily a result of the following:
•General and administrative expenses during the year ended December 31, 2024 increased approximately $38.6 million compared to the same period in 2023 primarily due to an increase in professional fees and employee costs, partially offset by a decrease in share-based compensation expense.
•Derivative gains during the year ended December 31, 2024 increased approximately $631.3 million compared to the same period in 2023 primarily due to an increase in forward SOFR rates when compared to the prior period.
•Interest expense, net of capitalized interest during the year ended December 31, 2024 increased approximately $37.3 million compared to the same period in 2023 primarily due to an approximate $178.7 million increase in total interest costs, partially offset by a $141.4 million increase in capitalized interest.
•Loss on debt extinguishment during the year ended December 31, 2024 increased approximately $39.8 million compared to the same period in 2023 due to approximately $1,338.2 million in debt repayments compared to approximately $233.0 million in the prior year.
•Due to the changes in derivatives, interest expense, net of capitalized interest and loss on debt extinguishment described above, net income attributable to non-controlling interest during the year ended December 31, 2024 increased approximately $398.6 million as those activities are a component of Intermediate Holdings net income and loss.

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
Our derivative instruments primarily consist of interest rate swaps. We value our interest rate swaps using observable inputs including interest rate curves, risk adjusted discount rates, credit spreads and other relevant data.
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

Item 8. Financial Statements and Supplementary Data
Index to Consolidated Financial Statements
NextDecade Corporation and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
NextDecade Corporation:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of NextDecade Corporation and subsidiaries (the Company) as of December 31, 2024, the related consolidated statements of operations, stockholders’ equity and convertible preferred stock, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Fair value of interest rate swaps agreements
As discussed in Notes 2 and 4 to the consolidated financial statements, the Company recorded a derivatives asset of $488.9 million related to the fair value of level 2 interest rate swaps agreements, which were classified as Level 2 in the fair value hierarchy as of December 31, 2024. The interest rate swaps agreements were valued using an income-based approach based on observable inputs to the valuation model including interest rate curves, risk adjusted discount rates, credit spreads and other relevant data.
We identified the assessment of the fair value of the interest rate swaps agreements as a critical audit matter. Specifically, auditor judgment and specialized skills and knowledge were required to evaluate the application of the fair value estimate.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the valuation of interest rate swaps agreements. This included controls related to the application of the discounted cash flows model. We involved valuation professionals with specialized skills and knowledge, who assisted in developing an independent expectation of the fair value of the interest rate swap agreements and comparing such expectation to the Company’s estimate of fair value.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Evaluation of the Company's ability to continue as a going concern
As discussed in Notes 1 and 7 to the consolidated financial statements, the Company has historically generated negative cash flows from operations and has an accumulated deficit of $453.5 million as of December 31, 2024. The Company entered into a credit agreement on December 31, 2024, and as of December 31, 2024, had $148.1 million in cash and cash equivalents, which the Company expects will fund its planned operations and development activities for more than one year after the date the consolidated financial statements are issued.
We identified the evaluation of the Company’s assessment of its ability to continue as a going concern as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate whether existing conditions and events may raise substantial doubt about the Company’s ability to continue as a going concern for more than one year after the date the consolidated financial statements are issued.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s going concern assessment, including controls related to its evaluation of whether existing conditions and events may raise substantial doubt. We compared the Company’s historical budgeted expenditures to actual results to assess whether the cash and cash equivalents on hand are sufficient to fund the Company’s planned operations and development activities for more than one year after the date the consolidated financial statements are issued. We inspected certain of the Company’s contractual agreements to evaluate potential future commitments. We assessed the Company’s disclosures related to its going concern assessment by comparing the disclosures to the audit evidence obtained.

/s/ KPMG LLP

We have served as the Company’s auditor since 2024.

Houston, Texas February 27, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
NextDecade Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited NextDecade Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2024, the related consolidated statements of operations, stockholders’ equity and convertible preferred stock, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2025 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Houston, Texas February 27, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
NextDecade Corporation

Opinion on the financial statements
We have audited the accompanying consolidated balance sheet of NextDecade Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023, the related consolidated statements of operations, stockholders’ equity and convertible preferred stock, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
Going concern
The 2023 consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 of the 2023 consolidated financial statements, the Company has incurred operating losses since its inception and management expects operating losses and negative cash flows to continue for the foreseeable future. These conditions, along with other matters as set forth in Note 1 of the 2023 consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 of the 2023 consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ GRANT THORTON LLP

We served as the Company's auditor from 2018 to 2024.
Houston, Texas
March 11, 2024 (except for Note 2, Segments, as to which the date is February 27, 2025)

NextDecade Corporation
Consolidated Balance Sheets (1)
(in thousands, except per share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$148,137	$38,241
Restricted cash	244,625	256,237
Derivatives	16,867	17,958
Prepaid expenses and other current assets	2,943	2,089
Total current assets	412,572	314,525
Property, plant and equipment, net	5,020,003	2,437,733
Operating lease right-of-use assets	166,082	170,827
Deferred financing fees	317,788	389,695
Derivatives	472,057	—
Other non-current assets	15,557	11,021
Total assets	$6,404,059	$3,323,801

Liabilities and Equity
Current liabilities:
Accounts payable	$244,642	$243,129
Operating lease liabilities	2,881	3,143
Accrued and other current liabilities	347,561	306,115
Total current liabilities	595,084	552,387
Operating lease liabilities	144,164	145,962
Derivative liability	—	66,899
Debt, net	3,920,425	1,816,301
Other non-current liabilities	—	1,818
Total liabilities	4,659,673	2,583,367

Commitments and contingencies (Note 13 )

Equity:
Common stock, $0.0001 par value, 480.0 million authorized: 260.2 million and 256.5 million outstanding, respectively	26	26
Treasury stock: 3.1 million and 2.2 million respectively, at cost	(20,916)	(14,214)
Preferred stock, $0.0001 par value, 0.5 million authorized after designation of the convertible preferred stock: none outstanding	—	—
Additional paid-in-capital	852,054	693,883
Accumulated deficit	(453,523)	(391,772)
Total stockholders' equity	377,641	287,923
Non-controlling interest	1,366,745	452,511
Total equity	1,744,386	740,434
Total liabilities and equity	$6,404,059	$3,323,801

(1) Amounts presented include balances held by our consolidated variable interest entity, Intermediate Holdings, as further discussed in Note 8, Variable Interest Entity.
The accompanying notes are an integral part of these consolidated financial statements.

NextDecade Corporation
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2024	2023
Revenues	$—	$—
Operating expenses:
General and administrative expense	150,109	111,468
Development expense	8,260	4,891
Lease expense	10,775	6,141
Depreciation expense	1,931	168
Total operating expenses	171,075	122,668
Total operating loss	(171,075)	(122,668)
Other income (expense):
Derivative gain (loss), net	586,541	(44,803)
Interest expense, net of capitalized interest	(87,539)	(50,285)
Loss on debt extinguishment	(49,314)	(9,531)
Other (expense) income, net	(1,166)	5,647
Total other income (expense)	448,522	(98,972)
Net income (loss) attributable to NextDecade Corporation	277,447	(221,640)
Less: net income (loss) attributable to non-controlling interest	339,198	(59,379)
Less: preferred stock dividends	—	20,484
Net loss attributable to common stockholders	$(61,751)	$(182,745)

Net loss per common share - basic & diluted	$(0.24)	$(0.94)

Weighted average shares outstanding - basic & diluted	258,535	194,595
The accompanying notes are an integral part of these consolidated financial statements.

NextDecade Corporation
Consolidated Statement of Stockholders’ Equity and Convertible Preferred Stock
(in thousands)

	Year Ended December 31,
	2024	2023
Total stockholders' equity, beginning balance	$740,434	$54,371

Common stock:
Beginning balance	26	14
Issuance of common stock	—	6
Preferred stock conversion	—	6
Ending balance	26	26

Treasury Stock:
Beginning balance	(14,214)	(4,587)
Shares repurchased related to share-based compensation	(6,702)	(9,627)
Ending balance	(20,916)	(14,214)

Additional paid-in-capital:
Beginning balance	693,883	289,084
Share-based compensation	20,041	26,600
Issuance of common stock, net	—	254,394
Receipt of equity commitments	100,964	174,303
Exercise of common stock warrants	8,571	—
Sale of equity in Intermediate Holdings	—	(252,882)
Warrants issued in connection with Debt (Note 7)	28,595	—
Preferred stock dividends	—	(20,484)
Preferred stock conversion	—	222,868
Ending balance	852,054	693,883

Accumulated deficit:
Beginning balance	(391,772)	(230,140)
Subsidiary deconsolidation due to sale	—	629
Net loss	(61,751)	(162,261)
Ending balance	(453,523)	(391,772)

Total stockholders' equity	377,641	287,923

Non-controlling interest:
Beginning balance	452,511	—
Receipt of equity commitments	575,036	—
Sale of equity in Intermediate Holdings	—	511,890
Net income (loss)	339,198	(59,379)
Ending balance	1,366,745	452,511

Total equity, ending balance	$1,744,386	$740,434

Preferred Stock, Series A-C:
Beginning balance	$—	$202,443
Preferred stock dividends	—	20,431
Preferred stock conversion	—	(222,874)
Ending balance	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

NextDecade Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023
Operating activities:
Net income (loss) attributable to NextDecade Corporation	$277,447	$(221,640)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	1,931	168
Share-based compensation expense	19,907	26,553
Loss on common stock warrant liabilities	2,888	1,879
Derivative (gain) loss	(586,541)	44,803
Derivative settlements	48,676	4,138
Amortization of right-of-use assets	4,745	2,980
Gain on sale of assets	—	(5,712)
Amortization of debt issuance costs	65,336	41,390
Loss on extinguishment of debt	49,314	9,531
Other	593	26,432
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(854)	(940)
Accounts payable	(2,222)	4,057
Operating lease liabilities	(2,060)	(179)
Accrued expenses and other liabilities	25,255	(7,080)
Net cash used in operating activities	(95,585)	(73,620)
Investing activities:
Acquisition of property, plant and equipment	(2,567,801)	(1,737,636)
Acquisition of other non-current assets	(6,404)	(15,164)
Net cash used in investing activities	(2,574,205)	(1,752,800)
Financing activities:
Proceeds from debt issuance	3,523,243	2,083,000
Receipt of equity commitments	676,000	457,659
Proceeds from sale of common stock	—	254,400
Repayment of debt	(1,338,243)	(233,000)
Costs associated with repayment of debt	(13,423)	—
Debt and equity issuance costs	(72,801)	(494,270)
Preferred stock dividends	—	(53)
Shares repurchased related to share-based compensation	(6,702)	(9,627)
Net cash provided by financing activities	2,768,074	2,058,109
Net increase in cash, cash equivalents and restricted cash	98,284	231,689
Cash, cash equivalents and restricted cash – beginning of period	294,478	62,789
Cash, cash equivalents and restricted cash – end of period	$392,762	$294,478

	Year Ended December 31,
	2024	2023
Cash and cash equivalents	$148,137	$38,241
Restricted cash	244,625	256,237
Total cash, cash equivalents and restricted cash per Consolidated Balance Sheet	$392,762	$294,478
The accompanying notes are an integral part of these consolidated financial statements.

NextDecade Corporation
Notes to Consolidated Financial Statements

Note 1 — Background and Basis of Presentation
NextDecade Corporation, a Delaware corporation, is a Houston-based energy company primarily engaged in construction and development activities related to the liquefaction of natural gas and sale of LNG and the capture and storage of CO2 emissions. We are constructing a natural gas liquefaction and export facility located in the Rio Grande Valley near Brownsville, Texas (the “Rio Grande LNG Facility”). The Rio Grande LNG Facility has received Federal Energy Regulatory Commission (“FERC”) approval and Department of Energy (“DOE”) FTA and non-FTA authorizations for the construction of five liquefaction trains and LNG exports totaling 27 million tonnes per annum (“MTPA”). The Rio Grande LNG Facility has three liquefaction trains and related infrastructure (“Phase 1”) under construction while liquefaction trains 4 and 5 are currently being commercialized. We are also developing and seeking to commercialize potential carbon capture and storage (“CCS”) projects. We are also developing and beginning the permitting process for expansion trains 6 through 8 at the Rio Grande LNG Facility and developing a potential carbon capture and storage (“CCS”) project at the Rio Grande LNG Facility.
On August 6, 2024, the U.S. Court of Appeals for the D.C. Circuit (the “Court”) issued a decision vacating the FERC’s reauthorization of the Rio Grande LNG Facility on the grounds that the FERC should have issued a supplemental Environmental Impact Statement (“EIS”) during its remand process. The Court’s decision will not be effective until the Court has issued its mandate, which is not expected to occur until after the appeals process has been completed. At this time, construction continues on Phase 1 at the Rio Grande LNG Facility.
Basis of Presentation
Our Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). All intercompany accounts and transactions have been eliminated in consolidation.
Certain reclassifications have been made to conform prior period information to the current presentation. The reclassifications did not have a material effect on the Company's financial position, results of operations or cash flows. In the fourth quarter we changed the presentation of certain amounts previously presented as additional paid-in-capital to be presented as non-controlling interest, which did not change total equity or otherwise materially change the consolidated financial statements.
The Company's consolidated financial statements have been prepared assuming it will continue as a going concern. The going concern assumption contemplates the continuity of operations, and the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has generated negative cash flows from operations and has an accumulated deficit as of December 31, 2024. The Company believes the conditions and events, which previously raised substantial doubt about its ability to continue as a going concern, no longer exist following the execution of the credit agreement (the “Corporate Credit Agreement”), as disclosed in Note 7 – Debt. Accordingly, its current cash and cash equivalents will be sufficient to fund its operations for at least the next 12 months after the date the consolidated financial statements are issued.
Note 2 — Summary of Significant Accounting Policies
Variable Interest Entities (“VIEs”) and Non-Controlling Interests
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

NextDecade Corporation
Notes to Consolidated Financial Statements
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. Management evaluates its estimates and related assumptions on a regular basis. Changes in facts and circumstances or additional information may result in revised estimates, and actual results may differ from these estimates.
Concentrations of Cash
We maintain cash balances and restricted cash at financial institutions, which may, at times, be in excess of federally insured levels. We have not incurred losses related to these balances to date.
Cash, Cash Equivalents and Restricted Cash
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded in Restricted cash on our Consolidated Balance Sheets.
Property, Plant and Equipment
Fixed assets are recorded at cost. We depreciate our property, plant and equipment, excluding land, using the straight-line depreciation method over the estimated useful life of the asset. Upon retirement or other disposition of property, plant and equipment, the cost and related accumulated depreciation are removed, and the resulting gains or losses are recorded in our Consolidated Statements of Operations. Management tests property, plant and equipment for impairment whenever there are indicators that the carrying amount of property, plant and equipment might not be recoverable.
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

NextDecade Corporation
Notes to Consolidated Financial Statements
in fair value after the issuance date recorded in the statements of operations as a gain or loss. Equity classified warrants are accounted for at fair value on the issuance date with no changes in fair value recognized after the issuance date.
Debt
Discounts, fees and expenses incurred with the issuance of debt are amortized over the term of the debt. These amounts are presented as a reduction of our indebtedness on the accompanying Consolidated Balance Sheets. See Note 7 , Debt, for additional details.
Fair Value of Financial Instruments
The Company uses three levels of the fair value hierarchy of inputs to measure the fair value of an asset or a liability. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are inputs other than quoted prices included within Level 1 that are directly or indirectly observable for the asset or liability. Level 3 inputs are inputs that are not observable in the market. The Company is subject to all three levels of the fair value hierarchy.
Net Loss Per Share
Basic net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects potential dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if the potential common shares had been issued and were dilutive.
Share-based Compensation
We recognize share-based compensation at fair value on the date of grant. The fair value is recognized as expense over the requisite service period using the straight-line method. For equity-classified share-based compensation awards, compensation cost is recognized based on the grant-date fair value using the quoted market price of our common stock and not subsequently remeasured. The fair value is recognized as expense, net of any capitalization, using the straight-line basis for awards that vest based on service conditions and using the graded-vesting attribution method for awards that vest based on performance conditions. We estimate the service periods for performance awards utilizing a probability assessment based on when we expect to achieve the performance conditions. For liability classified share-based compensation awards, compensation cost is initially recognized on the grant date using estimated payout levels. Compensation cost is subsequently adjusted quarterly to reflect the updated estimated payout levels based on the changes in our stock price. We account for forfeitures as they occur.
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
Segments
The Company’s chief operating decision maker, the Chief Executive Officer, allocates resources and assesses financial performance on a consolidated basis. As such, for purposes of financial reporting under U.S. GAAP during the years ended December 31, 2024 and 2023, the Company operated as a single operating segment.
As the Company is a single operating segment, our segment profit or loss, assets and expenditures for additions to long-lived assets are reported as part of our consolidated financial statements. The Company does not currently generate revenues, and it is not expected to until Phase 1 operations commence.
The Company has adopted ASU 2023-07, “Segment Reporting (Topic 280)”, effective retrospectively for the year ended December 31, 2024.

NextDecade Corporation
Notes to Consolidated Financial Statements
Note 3 — Property, Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2024	2023
Rio Grande LNG Facility under construction	$5,009,239	$2,431,389
Corporate and other	12,742	7,518
Total property, plant and equipment, at cost	5,021,981	2,438,907
Less: accumulated depreciation	(1,978)	(1,174)
Total property, plant and equipment, net	$5,020,003	$2,437,733
Note 4 — Derivatives
In July 2023, Rio Grande entered into interest rate swaps agreements (the “Swaps”) to protect against interest rate volatility by hedging a portion of the floating-rate interest payments associated with the credit facilities described in Note 7 — Debt.
In June 2024, Rio Grande reduced the maximum notional amount associated with the Swaps by approximately $583.1 million, which resulted in a realized derivative gain of $30.9 million.
As of December 31, 2024, Rio Grande has the following Swaps outstanding (in thousands):

Initial Notional Amount	Maximum Notional Amount	Maturity (1)	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
$123,000	$7,916,900	2048	3.4%	USD - SOFR

(1) Swaps have an early mandatory termination date in July 2030.
The Swaps are not designated as cash flow hedging instruments, and changes in fair value are recorded within our Consolidated Statements of Operations.
The Company values the Swaps using an income-based approach based on observable inputs to the valuation model including interest rate curves, risk adjusted discount rates, credit spreads and other relevant data. The fair value of the Swaps is approximately $488.9 million as of December 31, 2024, and is classified as Level 2 in the fair value hierarchy.
Note 5 — Leases
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
For the years ended December 31, 2024 and 2023, our operating lease costs were $10.8 million and $6.1 million, respectively.

NextDecade Corporation
Notes to Consolidated Financial Statements
Maturity of operating lease liabilities as of December 31, 2024 are as follows (in thousands, except lease term and discount rate):

2025	$7,608
2026	9,522
2027	9,565
2028	9,609
2029	9,654
Thereafter	189,589
Total undiscounted lease payments	235,547
Discount to present value	(88,502)
Present value of lease liabilities	$147,045

Weighted average remaining lease term - years	26.8
Weighted average discount rate - percent	4.1
Other information related to our operating leases is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Operating cash flows for amounts paid included in the measurement of operating lease liabilities	$8,022	$3,122
Noncash right-of-use assets recorded for new operating lease liabilities during the period	—	147,727
Note 6 — Accrued and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2024	2023
Rio Grande LNG Facility costs	$276,137	$268,821
Accrued interest	40,911	20,392
Employee compensation expense	13,425	9,270
Other accrued liabilities	17,088	7,632
Total accrued and other current liabilities	$347,561	$306,115

NextDecade Corporation
Notes to Consolidated Financial Statements
Note 7 — Debt
Debt consisted of the following (in thousands):

	December 31,
	2024	2023
Senior Secured Notes and Loans:
6.67% Senior Secured Notes due 2033	$700,000	$700,000
6.85% Senior Secured Notes due 2047	190,000	—
6.58% Senior Secured Notes due 2047	1,115,000	—
6.72% Senior Secured Loans due 2033	356,000	356,000
7.11% Senior Secured Loans due 2047	251,000	251,000
Total Senior Secured Notes and Loans	2,612,000	1,307,000
12.00% Corporate Credit Agreement due 2030	175,000	—
Credit Facilities:
CD Senior Working Capital Facility	—	—
CD Credit Facility	1,022,000	484,000
TCF Credit Facility	226,000	59,000
Total Credit Facilities	1,248,000	543,000
Total debt	4,035,000	1,850,000
Unamortized debt issuance costs	(114,575)	(33,699)
Total debt, net	$3,920,425	$1,816,301
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
Corporate Credit Agreement
On December 31, 2024, Super Holdings, a wholly-owned subsidiary of the Company, entered into a credit agreement (the “Corporate Credit Agreement”) to borrow an aggregate principal amount of $175.0 million.
The Corporate Credit Agreement matures on December 31, 2030 and bears a fixed annual interest rate of 12.0% which is payable quarterly. The Company may elect to add to the outstanding principal as paid-in-kind interest with respect to the first eight interest payment dates and may elect 50% as paid-in-kind interest of each interest payment date thereafter.
The Company may prepay the principal of the Corporate Credit Agreement, plus any unpaid interest, as follows:

Prepayment Prior To (1)	% of Principal
December 31, 2026	100.0%
December 31, 2027	105.0%
December 31, 2028	102.5%
December 31, 2030	100.0%

(1) Prepayment prior to December 31, 2026 would require an additional make whole premium.
In conjunction with the Corporate Credit Agreement, we issued to the lender warrants to purchase 7.2 million shares of our common stock (the “Warrants”). The relative fair value of the Warrants of approximately $28.6 million has been recognized as a discount to the Corporate Credit Agreement. For more information about the Warrants, see Note 9 , Stockholders’ Equity.

NextDecade Corporation
Notes to Consolidated Financial Statements
Credit Facilities
Below is a summary of our committed credit facilities as of December 31, 2024 (in thousands):

	CD Senior Working Capital Facility	CD Credit Facility	TCF Credit Facility
Total facility size	$500,000	$8,448,000	$800,000
Less:
Outstanding balance	—	1,022,000	226,000
Letters of credit issued	217,225	—	—
Available commitment	$282,775	$7,426,000	$574,000

Priority ranking	Senior secured	Senior secured	Senior secured
Interest rate on outstanding balance	SOFR plus margin of 2.25%	SOFR plus margin of 2.25%	SOFR plus margin of 2.25%
Commitment fees on undrawn balance	0.68%	0.68%	0.68%
Maturity date	July 12, 2030	July 12, 2030	July 12, 2030
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
The Corporate Credit Agreement permits subsidiaries of Super Holdings to incur indebtedness to fund project-level equity in support of the construction of the fourth and fifth liquefaction trains of the Rio Grande LNG Facility, subject to the terms and conditions provided therein, including that Super Holdings make an offer to prepay the Corporate Credit Agreement in full at par plus accrued and unpaid interest.
As of December 31, 2024, Rio Grande was in compliance with all covenants related to its respective debt agreements.

NextDecade Corporation
Notes to Consolidated Financial Statements
Debt Extinguishments
As of December 31, 2024, the Company has made repayments of $1,338.2 million. As a result of these repayments, the Company recognized an approximate $49.3 million loss on extinguishment for the year ended December 31, 2024.
Debt Maturities

Years Ending December 31,	Principal Payments
2025 - 2029	$—
Thereafter	4,035,000
Total	$4,035,000

Interest Expense
Total interest expense, net of capitalized interest, consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023
Interest per contractual rate	$194,873	$43,268
Amortization of debt issuance costs	65,336	41,390
Other interest costs	3,148	—
Total interest cost	263,357	84,658
Capitalized interest	(175,818)	(34,373)
Total interest expense, net of capitalized interest	$87,539	$50,285
Fair Value Disclosures
The following table shows the carrying amount and estimated fair value of our debt (in thousands):

	December 31, 2024		December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Secured Notes	$2,005,000	$1,984,836	$700,000	$743,593
Senior Secured Loans	607,000	609,082	607,000	632,998
Corporate Credit Agreement	175,000	169,750	—	—
The fair value of the Company's Senior Secured Notes, Senior Secured Loans and Corporate Credit Agreement represent Level 2 instruments in the fair value hierarchy. The fair value of the Company’s CD Credit Facility and TCF Credit Facility approximates its' carrying amount due to its variable interest rate, which approximates a market interest rate.
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

NextDecade Corporation
Notes to Consolidated Financial Statements
intercompany balances between Intermediate Holdings and NextDecade, which are eliminated in the Consolidated Financial Statements of NextDecade.

	December 31,
	2024	2023
Assets
Current assets:
Restricted cash	$244,625	$256,237
Derivatives	16,867	17,958
Prepaid expenses and other current assets	1,084	108
Total current assets	262,576	274,303
Property, plant and equipment, net	5,007,345	2,428,583
Operating lease right-of-use assets	153,679	157,053
Deferred financing fees	317,788	389,695
Derivatives	472,057	—
Other non-current assets	15,407	9,374
Total assets	$6,228,852	$3,259,008

Liabilities
Current liabilities:
Accounts payable	$242,689	$238,582
Accrued liabilities and other current liabilities	321,162	288,779
Operating leases	2,649	2,554
Total current liabilities	566,500	529,915
Operating leases	129,253	131,901
Derivatives	—	66,899
Debt, net	3,788,802	1,816,301
Total liabilities	$4,484,555	$2,545,016
Note 9 — Stockholders' Equity
As discussed in Note 7 , Debt, on December 31, 2024 (the “Issuance Date”), the Warrants were issued in two tranches giving the lender the right to purchase up to approximately 3.6 million shares of our common stock at $7.15 per share (“Tranche A”) and an additional approximately 3.6 million shares of our common stock at $9.30 per share (“Tranche B”). The Warrants may be exercised by the holder solely on a cashless exercise basis at any time prior to December 31, 2029.
The Company, at its discretion, may cause Tranche A to be exercised on a cash exercise basis (i) on any date between June 30, 2026 and December 31, 2026, if the 30-day volume weighted average trading price (“VWAP”) of the Company equals or exceeds $13.50 per share and the closing price for the Company's common stock exceeds such VWAP immediately prior to the date of exercise, or (ii) on any date between January 1, 2027 and July 1, 2027, if the 30-day VWAP for the Company's common stock equals or exceeds $15.00 per share and the closing price of the Company's common stock exceeds such VWAP immediately prior to the date of exercise, provided that in each case (a) a final investment decision on the fourth liquefaction train of the Rio Grande LNG Facility has been taken and (b) certain liquidity conditions regarding the holders ability to sell the shares of the Company's common stock have been met.
The Warrants were valued using a Monte Carlo model that resulted in a relative fair value of approximately $28.6 million on the Issuance Date and are not subject to subsequent remeasurement. The Warrants have been classified as equity and are recognized within Additional paid-in capital on our Consolidated Balance Sheets.

NextDecade Corporation
Notes to Consolidated Financial Statements
Note 10 — Net Loss Per Share
Potentially dilutive securities not included in the diluted net loss per share computations because their effect would have been anti-dilutive were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Unvested stock and stock units (1)	8,348	4,842
Common stock warrants	798	1,548
Total potentially dilutive common shares	9,146	6,390

(1) Includes the impact of unvested shares containing performance conditions to the extent that the underlying performance conditions are satisfied based on actual results as of the respective dates.
Note 11 — Share-based Compensation
We have granted restricted stock and restricted stock units (collectively, “Restricted Stock”), as well as unrestricted stock and stock options, to employees, consultants and non-employee directors under our 2017 Omnibus Incentive Plan.
For the years ended December 31, 2024 and 2023, the Company recognized approximately $19.9 million and $26.6 million, respectively, of share-based compensation expense related to all share-based awards. As of December 31, 2024, unrecognized compensation expense, based on the grant date fair value, for all share-based awards totaled approximately $53.6 million, of which $39.8 million is expected to be recognized over a weighted-average period of 1.5 years.
Restricted Stock
Upon the vesting of restricted stock, shares of common stock will be released to the grantee. Upon the vesting of certain restricted stock units, the units will be converted into shares of common stock and released to the grantee. As of December 31, 2024, there was no Restricted Stock that would be required to be settled in cash.
As of December 31, 2024, we had approximately 8.8 million shares of service-based Restricted Stock outstanding and 4.5 million shares of performance-based Restricted Stock. The fair value of the Restricted Stock was established by the market price on the date of grant and, for service-based awards, is being recognized as compensation expense ratably over the vesting term.
The table below provides a summary of our Restricted Stock transactions for the year ended December 31, 2024 (in thousands, except for per share information):

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2024	12,812	$4.72
Granted	3,832	4.75
Vested	(3,176)	4.60
Forfeited	(183)	5.71
Unvested at December 31, 2024	13,285	$4.71
Stock Options
During the year ended December 31, 2024, certain 2017 Plan participants were granted non-qualified options to purchase shares of common stock. Stock options were granted at an exercise price of $10.00, which was above the market price of the common stock on the date of grant. Stock options vest after three years of service or as otherwise set forth in the underlying award agreement. Vested options shall be exercisable at such time and under such conditions set forth in the underlying award agreement, but in no event shall any option be exercisable later than the tenth anniversary of the date of grant.

NextDecade Corporation
Notes to Consolidated Financial Statements
The following table provides a summary of our stock option transactions for the year ended December 31, 2024 (stock options in thousands):

	Stock Options	Weighted Average Exercise Price
Outstanding at January 1, 2024	—	$—
Granted	1,479	10.00
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2024	1,479	$10.00
Exercisable at December 31, 2024	—	$—
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
Note 12 — Income Taxes
The reconciliation of the federal statutory income tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2024		2023
U.S. federal statutory rate, beginning of year	21%		21%
Non-controlling interest	(27)		(6)
Officers' compensation	1		(2)
Valuation allowance	5		(13)
Effective tax rate as reported	—%	—%	—%

NextDecade Corporation
Notes to Consolidated Financial Statements
Significant components of our deferred tax assets and liabilities at December 31, 2024 and 2023 are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets
Net operating loss carryforwards and credits	$78,779	$54,839
Investment in Intermediate Holdings	17,774	31,782
Operating lease liabilities	3,131	2,972
Other	8,283	4,996
Less: valuation allowance	(104,685)	(91,465)
Total deferred tax assets	3,282	3,124

Deferred tax liabilities
Operating lease right-of-use assets	(2,564)	(2,809)
Other	(718)	(315)
Total deferred tax liabilities	(3,282)	(3,124)

Net deferred tax assets (liabilities)	$—	$—
At December 31, 2024, we had federal net operating loss (“NOL”) carryforwards of approximately $370.5 million. Approximately $26.1 million of these NOL carryforwards will expire between 2034 and 2038.
Due to our history of NOLs, current year NOLs and significant risk factors related to our ability to generate taxable income, we have established a valuation allowance to offset our deferred tax assets as of December 31, 2024 and 2023. We will continue to evaluate our ability to release the valuation allowance in the future. Due to our full valuation allowance, we have not recorded a provision for federal or state income taxes during the years ended December 31, 2024 or 2023.  Deferred tax assets and deferred tax liabilities are classified as non-current in our Consolidated Balance Sheets.
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
We remain subject to periodic audits and reviews by taxing authorities; however, we did not have any open income tax audits as of December 31, 2024. The federal tax returns for the years beginning 2021 remain open for examination. We have not recorded any unrecognized tax benefits related to uncertain tax positions as of December 31, 2024.
Note 13 — Commitments and Contingencies
Legal Proceedings
From time to time the Company may be subject to various claims and legal actions that arise in the ordinary course of business. As of December 31, 2024, management is not aware of any claims or legal actions that, separately or in the aggregate, are likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows, although the Company cannot guarantee that a material adverse effect will not occur.

NextDecade Corporation
Notes to Consolidated Financial Statements
Note 14 — Supplemental Cash Flows
The following table provides supplemental disclosure of cash flow information (in thousands):

	Year Ended December 31,
	2024	2023
Interest payments classified as operating activities	$3,557	$23,365
Accounts payable for acquisition of property, plant and equipment	242,057	238,105
Accruals for acquisition of property, plant and equipment	276,137	268,821
Non-cash settlement of warrant liabilities	8,571	—
Corporate fixed asset retirements	1,256	—
Non-cash issuance of the Warrants and associated discount to the Corporate Credit Agreement	28,595	—
Reclassification from other non-current assets to property, plant and equipment	1,867	9,006
Reclassification from other non-current assets to operating lease right-of-use assets	—	24,606
Accrued liabilities for debt and equity issuance costs	4,750	764
Paid-in-kind dividends on convertible preferred stock	—	20,431

NextDecade Corporation
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of “our disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal year ended December 31, 2024. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.
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
Based on our assessment, we have concluded that the Company maintained effective internal control over financial reporting as of December 31, 2024, based on criteria in Internal Control—Integrated Framework (2013) issued by the COSO.
KPMG LLP (KPMG), the independent registered public accounting firm that audited our Consolidated Financial Statements, has issued an attestation report on our internal control over financial reporting. KPMG's attestation report on our internal control over financial reporting appears in Part II, Item 8, of this Annual Report on Form 10-K and is incorporated herein by reference.
Changes in Internal Control over Financial Reporting
During the most recent fiscal quarter, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended December 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

NextDecade Corporation
Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to the applicable information in NextDecade's definitive proxy statement, which is to be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of NextDecade's fiscal year ended December 31, 2024.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference to the applicable information in NextDecade's definitive proxy statement, which is to be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of NextDecade's fiscal year ended December 31, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to the applicable information in NextDecade's definitive proxy statement, which is to be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of NextDecade's fiscal year ended December 31, 2024.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to the applicable information in NextDecade's definitive proxy statement, which is to be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of NextDecade's fiscal year ended December 31, 2024.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated by reference to the applicable information in NextDecade's definitive proxy statement, which is to be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of NextDecade's fiscal year ended December 31, 2024.

NextDecade Corporation
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

4.1	Specimen Common Share Certificate (Incorporated by reference to Exhibit 4.1 of the Company's Form 10-K, filed March 3, 2020)
4.2	Form of Warrant Agreement for the Series C Warrants (Incorporated by reference to Exhibit 4.1 of the Company's Form 8-K, filed March 18, 2021)

NextDecade Corporation

4.3*	Form of Tranche A/B Warrant Agreement
4.4
Description of Common Stock of NextDecade Corporation Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 4.6 of the Company's Form 10-K, filed March 3, 2020)

10.1†	Employment Agreement, dated September 8, 2017, between NextDecade Corporation and Matthew K. Schatzman (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed September 11, 2017)
10.2†	NextDecade Corporation 2017 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-8, filed December 15, 2017)
10.3†	Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.2 of the Company's Form 8-K, filed December 20, 2017)
10.4	Form of Registration Rights Agreement for purchasers of Series A Preferred Stock Incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K, filed August 7, 2018)
10.5	Purchaser Rights Agreement by and between NextDecade Corporation and HGC NEXT INV LLC (Incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K, filed August 7, 2018)
10.6	Form of Registration Rights Agreement for purchasers of Series B Preferred Stock (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, filed August 24, 2018)
10.7	Form of Purchaser Rights Agreement for purchasers of Series B Preferred Stock (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K, filed August 24, 2018)
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

NextDecade Corporation

10.18†	Amended and Restated Director Compensation Policy
10.19
First Amendment to Lease Agreement, made and entered into as of April 30, 2020, by and between Brownsville Navigation District of Cameron County, Texas and Rio Grande LNG, LLC (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed May 4, 2020)

10.20
Second Amendment to Lease Agreement, made and entered into as of April 20, 2022, by and between Brownsville Navigation District of Cameron County, Texas and Rio Grande LNG, LLC (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed August 11, 2022)

10.21+
First Amendment to the Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Trains 1 and 2 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of April 22, 2020, by and between Rio Grande LNG, LLC and Bechtel, Oil, Gas and Chemicals, Inc. (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q, filed August 6, 2020)

10.22+
First Amendment to the Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Train 3 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of April 22, 2020, by and between Rio Grande LNG, LLC and Bechtel, Oil, Gas and Chemicals, Inc. (Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q, filed August 6, 2020)

10.23
Second Amendment to the Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Trains 1and 2 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of October 5, 2020, by and between Rio Grande LNG, LLC and Bechtel, Oil, Gas and Chemicals, Inc. (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q, filed November 4, 2020)

10.24
Second Amendment to the Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Train 3 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of October 5, 2020, by and between Rio Grande LNG, LLC and Bechtel, Oil, Gas and Chemicals, Inc. (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q, filed November 4, 2020)

10.25†
Amendment No. 2 to Employment Agreement, dated June 2, 2021, by and between NextDecade Corporation and Matthew K. Schatzman (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q, filed August 2, 2021)

10.26
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

10.27
Third Amendment to the Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Train 3 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of March 5, 2021, by and between Rio Grande LNG, LLC and Bechtel, Oil, Gas and Chemicals, Inc. (Incorporated by reference to Exhibit 10.36 of the Company's Annual Report on Form 10-K filed March 25, 2021)

10.28
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

10.29
Fourth Amendment to the Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Train 3 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of April 29, 2022, by and between Rio Grande LNG, LLC and Bechtel, Oil, Gas and Chemicals, Inc. (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed August 11, 2022)

10.30+
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

NextDecade Corporation

10.31+
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

10.32	Form of Registration Rights Agreement for purchasers of Series C Preferred Stock (Incorporated by reference to Exhibit 10.2 of the Company's Form 8-K, filed March 18, 2021)
10.33†	Form of time-based restricted stock unit agreement (Incorporated by reference to Exhibit 10.37 of the Company's Annual Report on Form 10-K filed March 10, 2023)
10.34†	Form of performance-based restricted stock unit agreement (Incorporated by reference to Exhibit 10.38 of the Company's Annual Report on Form 10-K filed March 10, 2023)
10.35*†	Form of stock option agreement
10.36	Registration Rights Agreement, dated as of April 6, 2022, by and between the Company and HGC NEXT INV LLC (Incorporated by reference to Exhibit 10.2 of the Company's Form 8-K, filed April 7, 2022)
10.37
Registration Rights Agreement, dated as of September 19, 2022, by and between the Company and the various investors party thereto (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed September 19, 2022)

10.38
Registration Rights Agreement, dated as of June 14, 2023, by and between the Company and Global LNG North America Corp. (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed August 14, 2023)

10.39
Purchaser Rights Agreement, dated as of June 14, 2023, by and between the Company and Global LNG North America Corp. (Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed August 14, 2023)

10.40+
Indenture, dated as of July 12, 2023, by and between Rio Grande LNG, LLC and Wilmington Trust, National Association, as Trustee (Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2023)

10.41+
Credit Agreement, dated as of July 12, 2023, by and among Rio Grande LNG, LLC, as Borrower, MUFG Bank, Ltd., as P1 Administrative Agent, Mizuho Bank (USA), as P1 Collateral Agent, and the other agents and lenders party thereto (Incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2023)

10.42+
First Amendment to Credit Agreement, dated as of November 1, 2023, by and among Rio Grande LNG, LLC, as Borrower, MUFG Bank, Ltd., as P1 Administrative Agent, Mizuho Bank (USA), as P1 Collateral Agent, and the other agents and lenders party thereto

10.43+
Credit Agreement, dated as of July 12, 2023, by and among Rio Grande LNG, LLC, as Borrower, TotalEnergies Holdings SAS, MUFG Bank, Ltd., as TCF Administrative Agent, Mizuho Bank (USA), as TCF Collateral Agent, and the other agents and lenders party thereto (Incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2023)

10.44
First Amendment to Credit Agreement, dated as of November 1, 2023, by and among Rio Grande LNG, LLC, as Borrower, TotalEnergies Holdings SAS, MUFG Bank, Ltd., as P1 Administrative Agent, Mizuho Bank (USA), as P1 Collateral Agent, and the other agents and lenders party thereto

10.45+
Common Terms Agreement, dated as of July 12, 2023, by and among Rio Grande LNG, LLC, as Borrower, MUFG Bank, Ltd., as P1 Intercreditor Agent, and the senior secured debt holder representatives party thereto from time to time (Incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2023)

10.46
First Amendment to Common Terms Agreement, dated as of November 1, 2023, by and among Rio Grande LNG, LLC, as Borrower, MUFG Bank, Ltd., as P1 Intercreditor Agent, and the senior secured debt holder representatives party thereto from time to time

10.47
Second Amendment to Common Terms Agreement, dated as of December 28, 2023, by and among Rio Grande LNG, LLC, as Borrower, MUFG Bank, Ltd., as P1 Intercreditor Agent, and the senior secured debt holder representatives party thereto from time to time

10.48+
Collateral and Intercreditor Agreement, dated as of July 12, 2023, by and among Rio Grande LNG, LLC, as Borrower, MUFG Bank, Ltd., as P1 Intercreditor Agent, Mizuho Bank (USA), as P1 Collateral Agent, and the senior secured debt holder representatives party thereto from time to time (Incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2023)

NextDecade Corporation

10.49+
Pledge Agreement, dated as of July 12, 2023, by and among Rio Grande LNG Holdings, LLC, as Pledgor, and Mizuho Bank (USA), as P1 Collateral Agent (Incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2023)

10.50+
Accounts Agreement, dated as of July 12, 2023, by and among Rio Grande LNG, LLC, as Borrower, Mizuho Bank (USA), as P1 Collateral Agent, and JPMorgan Chase Bank, N.A., as P1 Accounts Bank (Incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2023)

10.51+
Amended and Restated Limited Liability Company Agreement of Rio Grande LNG Intermediate Holdings, LLC (Incorporated by reference to Exhibit 10.13 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2023)

10.52
Credit Agreement, dated as of September 15, 2023, by and among Rio Grande LNG, LLC, as Borrower, Wilmington Trust, National Association, as Administrative Agent, Mizuho Bank (USA) as P1 Collateral Agent, and the senior lenders party thereto (Incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q filed November 13, 2023)

10.53
Credit Agreement, dated as of December 28, 2023, by and among Rio Grande LNG, LLC, as Borrower, Wilmington Trust, National Association, as Administrative Agent, Mizuho Bank (USA) as P1 Collateral Agent, and the senior lenders party thereto

10.54+
Change Orders to the Amended and Restated Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Trains 1 and 2 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of September 14, 2022, by and between Rio Grande LNG, LLC and Bechtel Energy Inc.: (i) EC00001-EC00003, EC00005, EC00007, EC00012-EC00017, EC00019-EC00021, EC00024-EC00025, EC00029, EC00033-EC00034, EC00038-EC00040, EC00056-EC00057, and EC00070, each dated as of July 13, 2023; (ii) EC00011, dated as of July 14, 2023, (iii) EC00036, EC00074 and EC00066, each dated as of July 17, 2023; (iii) EC00064, dated as of July 19, 2023; (iv) EC00068, dated as of August 11, 2023; (v) EC00058, dated as of September 22, 2023; and (vi) EC00076 and EC00099, each dated as of December 4, 2023

10.55+
Change Orders to the Amended and Restated Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Train 3 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of September 14, 2022, by and between Rio Grande LNG, LLC and Bechtel Energy Inc.: (i) EC00004, EC00006, EC00008, EC00009, EC00018, EC00041-EC00044, EC00046 and EC00071, each dated as of July 13, 2023; (ii) EC00065, dated as of July 19, 2023; (iii) EC00069, dated as of August 11, 2023; (iv) EC00061, dated as of September 22, 2023; and (v) EC00075, dated as of December 11, 2023

10.56	Supplemental Indenture No. 1, dated as of March 4, 2024, to Indenture, dated as of July 12, 2023, by and between Rio Grande LNG, LLC and Wilmington Trust, National Association, as Trustee.
10.57	Indenture, dated as of February 9, 2024, by and between Rio Grande LNG, LLC and Wilmington Trust, National Association, as Trustee.
10.58+
Change Orders to the Amended and Restated Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Trains 1 and 2 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of September 14, 2022, by and between Rio Grande LNG, LLC and Bechtel Energy Inc.: (i) EC00093, dated as of January 10, 2024; (ii) EC00100, EC00105 and EC00124, each dated as of January 30, 2024, (iii) EC00092, dated as of February 6, 2024; (iv) EC00110, dated as of February 23, 2024; (v) EC00127, dated as of March 21, 2024; and (vi) EC00137, dated as of March 26, 2024.

10.59+
Change Orders to the Amended and Restated Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Train 3 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of September 14, 2022, by and between Rio Grande LNG, LLC and Bechtel Energy Inc.: (i) EC00094, dated as of January 18, 2024; (ii) EC00101 and EC00125, each dated as of January 30, 2024; and (iii) EC00138, dated as of March 26, 2024.

10.60	Indenture, dated as of June 28, 2024, by and between Rio Grande LNG, LLC and Wilmington Trust, National Association, as Trustee.
10.61
Amendment No. 1, dated as of April 5, 2024, to Credit Agreement, dated as of September 15, 2023, by and among Rio Grande LNG, LLC, as Borrower, Wilmington Trust, National Association, as Administrative Agent, Mizuho Bank (USA) as P1 Collateral Agent, and the senior lenders party thereto.

NextDecade Corporation

10.62+
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

10.63+
Change Orders to the Amended and Restated Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Train 3 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of September 14, 2022, by and between Rio Grande LNG, LLC and Bechtel Energy Inc.: (i) (i) EC00132, dated as of April 11, 2024; (ii) EC00151, dated as of May 10, 2024; (iii) EC00153, dated as of May 13, 2024; and (iv) EC00115, dated as of June 3, 2024.

10.64+
Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Train 4 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of August 5, 2024, by and between Rio Grande LNG Train 4, LLC and Bechtel Energy Inc.

10.65+
Change Orders to the Amended and Restated Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Trains 1 and 2 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of September 14, 2022, by and between Rio Grande LNG, LLC and Bechtel Energy Inc.: (i) EC00144, dated as of July 18, 2024; and (ii) EC00155, EC00163 and EC00154, each dated as of August 29, 2024.

10.66+
Change Orders to the Amended and Restated Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Train 3 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of September 14, 2022, by and between Rio Grande LNG, LLC and Bechtel Energy Inc.: EC00156 and EC00164, each dated as of August 29, 2024.

10.67*+
Change Orders to the Amended and Restated Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Trains 1 and 2 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of September 14, 2022, by and between Rio Grande LNG, LLC and Bechtel Energy Inc.: (i) EC00162, dated as of October 11, 2024; (ii) EC00149, dated as of October 29, 2024; (iii) EC00142, dated as of November 7, 2024; (iv) EC00174, dated as of November 25, 2024; (v) EC00169 and EC00173, each dated as of December 2, 2024; (vi) EC00140 and EC00175, each dated as of December 5, 2024; and (vii) EC00184, dated as of December 19, 2024

10.68*+
Change Orders to the Amended and Restated Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Train 3 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of September 14, 2022, by and between Rio Grande LNG, LLC and Bechtel Energy Inc.: (i) EC00170, dated as of December 2, 2024; (ii) EC00176, dated as of December 5, 2024; and (iii) EC00185, dated as of December 21, 2024

10.69*
Credit Agreement, dated December 31, 2024, by and among Rio Grande Super Holdings, LLC, as Borrower, Atlantic Park Strategic Capital Master Fund II, L.P., as Administrative Agent and Collateral Agent, and the other lenders party thereto.

10.70*	Registration Rights Agreement, dated December 31, 2024, by and between NextDecade Corporation and APSC II HoldCo II, L.P.
19.1*	NextDecade Corporation Insider Trading Policy
21.1*	Subsidiaries of the Company
23.1*	Consent of KPMG LLP
23.2*	Consent of Grant Thorton LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1†	Incentive Compensation Clawback Policy
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

NextDecade Corporation

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith
†	Indicates management contract of compensatory plan.
+	Certain portions of this exhibit have been omitted.
Item 16. Form 10-K Summary
None.

NextDecade Corporation
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NextDecade Corporation
(Registrant)

By:	/s/ Matthew K. Schatzman
Matthew K. Schatzman
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:	February 27, 2025

NextDecade Corporation
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew K. Schatzman	Chairman of the Board and Chief Executive Officer	February 27, 2025
Matthew K. Schatzman	(Principal Executive Officer)

/s/ Brent E. Wahl	Chief Financial Officer	February 27, 2025
Brent E. Wahl	(Principal Financial Officer)

/s/ Eric Garcia	Senior Vice President and Chief Accounting Officer	February 27, 2025
Eric Garcia	(Principal Accounting Officer)

/s/ Giovanni Oddo	Director	February 27, 2025
Giovanni Oddo

/s/ Brian Belke	Director	February 27, 2025
Brian Belke

/s/ Frank Chapman	Director	February 27, 2025
Frank Chapman

/s/ Avinash Kripalani	Director	February 27, 2025
Avinash Kripalani

/s/ Arnaud Lenail-Chouteau	Director	February 27, 2025
Arnaud Lenail-Chouteau

/s/ Edward Andrew Scoggins, Jr.	Director	February 27, 2025
Edward Andrew Scoggins, Jr.

/s/ William Vrattos	Director	February 27, 2025
William Vrattos

/s/ Spencer Wells	Director	February 27, 2025
Spencer Wells

/s/ Timothy Wyatt	Director	February 27, 2025
Timothy Wyatt