Form 10-Q
period 2025-03-31
NextDecade Corp.
filed 2025-05-06
CIK 1612720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 2, 2025, the issuer had 260,874,157 shares of common stock outstanding.

NEXTDECADE CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
NextDecade Corporation
Consolidated Balance Sheets (1)
(in thousands, except per share data, unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$130,938	$148,137
Restricted cash	255,209	244,625
Derivatives	14,270	16,867
Prepaid expenses and other current assets	4,368	2,943
Total current assets	404,785	412,572
Property, plant and equipment, net	5,702,709	5,020,003
Operating lease right-of-use assets	164,995	166,082
Deferred financing fees	292,971	317,788
Derivatives	303,214	472,057
Other non-current assets	24,996	15,557
Total assets	$6,893,670	$6,404,059

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$256,765	$244,642
Operating leases	2,847	2,881
Accrued and other current liabilities	216,068	347,561
Total current liabilities	475,680	595,084
Debt, net	4,549,202	3,920,425
Operating leases	143,787	144,164
Other non-current liabilities	1,463	—
Total liabilities	5,170,132	4,659,673

Commitments and contingencies (Note 10)

Stockholders’ equity
Common stock, $0.0001 par value, 480.0 million authorized: 260.7 million and 260.2 million outstanding, respectively	26	26
Treasury stock: 3.1 million shares and 3.1 million respectively, at cost	(20,965)	(20,916)
Preferred stock, $0.0001 par value, 0.5 million authorized: none outstanding	—	—
Additional paid-in-capital	865,745	852,054
Accumulated deficit	(542,328)	(453,523)
Total stockholders’ equity	302,478	377,641
Non-controlling interest	1,421,060	1,366,745
Total equity	1,723,538	1,744,386
Total liabilities and equity	$6,893,670	$6,404,059

(1) Amounts presented include balances held by our consolidated variable interest entity, Intermediate Holdings, as further discussed in Note 7, Variable Interest Entity.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation
Consolidated Statements of Operations
(in thousands, except per share data, unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues	$—	$—
Operating expenses:
General and administrative expense	44,942	32,505
Development expense	307	2,509
Depreciation and amortization expense	3,149	3,103
Other	3,518	—
Total operating expenses	51,916	38,117
Total operating loss	(51,916)	(38,117)
Other (expense) income:
Derivative (loss) gain	(168,700)	258,872
Interest expense, net of capitalized interest	(27,205)	(25,479)
Loss on debt extinguishment	—	(7,440)
Other income (expense), net	2,593	(1,061)
Total other (expense) income	(193,312)	224,892
Net (loss) income attributable to NextDecade Corporation	(245,228)	186,775
Less: net (loss) income attributable to non-controlling interest	(156,423)	158,429
Net (loss) income attributable to common stockholders	$(88,805)	$28,346

Net (loss) income per common share — basic and diluted	$(0.34)	$0.11

Weighted average shares outstanding — basic	260,405	256,707

Weighted average shares outstanding — diluted	260,405	266,886
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation
Consolidated Statement of Stockholders’ Equity and Convertible Preferred Stock
(in thousands, unaudited)

	Three Months Ended March 31,
	2025	2024
Total stockholders' equity, beginning balances	$1,744,386	$740,434

Common stock	26	26

Treasury Stock:
Beginning balance	(20,916)	(14,214)
Shares repurchased related to share-based compensation	(49)	(94)
Ending balance	(20,965)	(14,308)

Additional paid-in-capital:
Beginning balance	852,054	693,883
Share-based compensation	6,602	4,409
Receipt of equity commitments	4,262	91,423
Exercise of common stock warrants	2,827	4,886
Ending balance	865,745	794,601

Accumulated deficit:
Beginning balance	(453,523)	(391,772)
Net (loss) income	(88,805)	28,346
Ending balance	(542,328)	(363,426)

Total stockholders' equity	302,478	416,893

Non-controlling interest:
Beginning balance	1,366,745	452,511
Receipt of equity commitments	210,738	103,204
Net (loss) income	(156,423)	158,429
Ending balance	1,421,060	714,144

Total equity, ending balances	$1,723,538	$1,131,037
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation
Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net (loss) income attributable to NextDecade Corporation	$(245,228)	$186,775
Adjustment to reconcile net (loss) income to net cash used in operating activities
Depreciation	613	84
Share-based compensation expense	6,602	4,439
Derivative loss (gain)	168,700	(258,872)
Derivative settlements	3,932	4,905
Amortization of right-of-use assets	1,087	1,324
Loss on extinguishment of debt	—	7,440
Corporate fixed asset retirements	3,518	—
Amortization of debt issuance costs	16,916	16,388
Other	(158)	1,614
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,149)	(1,104)
Accounts payable	2,071	3,466
Operating lease liabilities	(412)	(668)
Accrued expenses and other liabilities	(25,318)	5,384
Net cash used in operating activities	(68,826)	(28,825)
Investing activities:
Acquisition of property, plant and equipment	(769,971)	(774,615)
Acquisition of other non-current assets	(9,438)	(6,033)
Net cash used in investing activities	(779,409)	(780,648)
Financing activities:
Proceeds from debt issuance	645,000	768,881
Receipt of equity commitments	215,000	194,627
Repayment of debt	—	(176,000)
Costs associated with repayment of debt	—	(995)
Debt issuance costs	(18,330)	(20,026)
Shares repurchased related to share-based compensation	(49)	(94)
Net cash provided by financing activities	841,621	766,393
Net (decrease) increase in cash, cash equivalents and restricted cash	(6,614)	(43,080)
Cash, cash equivalents and restricted cash – beginning of period	392,761	294,478
Cash, cash equivalents and restricted cash – end of period	$386,147	$251,398

Balance per Consolidated Balance Sheets:
	March 31, 2025
Cash and cash equivalents	$130,938
Restricted cash	255,209
Total cash, cash equivalents and restricted cash	$386,147
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
The Rio Grande LNG Facility has received Federal Energy Regulatory Commission (“FERC”) approval and Department of Energy (“DOE”) FTA and non-FTA authorizations for the construction of up to five liquefaction trains and LNG exports totaling up to 27 million tonnes per annum (“MTPA”). The Rio Grande LNG Facility has three liquefaction trains and related infrastructure (“Phase 1”) under construction, train 4 has achieved substantial commercial progress and is being advanced toward a final investment decision (“FID”), and train 5 is being commercialized. We are also developing and beginning the permitting process for expansion trains 6 through 8 at the Rio Grande LNG Facility and developing a potential carbon capture and storage (“CCS”) project at the Rio Grande LNG Facility.
In March 2025, the U.S. Court of Appeals for the D.C. Circuit issued a revision to its August 2024 decision regarding our FERC order, resulting in a remand without vacatur of the FERC order for the first five liquefaction trains at the Rio Grande LNG Facility.
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2024. In our opinion, all adjustments, consisting only of normal recurring items, which are considered necessary for a fair presentation of the unaudited consolidated financial statements, have been included. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the operating results for the full year.
Certain reclassifications have been made to conform prior period information to the current presentation. The reclassifications did not have a material effect on the Company’s financial position, results of operations or cash flows.
Note 2 — Property, Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Rio Grande LNG Facility under construction	$5,696,258	$5,009,239
Corporate and other	8,163	12,742
Total property, plant and equipment, at cost	5,704,421	$5,021,981
Less: accumulated depreciation	(1,712)	(1,978)
Total property, plant and equipment, net	$5,702,709	$5,020,003
Note 3 — Derivatives
In July 2023, Rio Grande entered into interest rate swaps agreements (the “Swaps”) to protect against interest rate volatility by hedging a portion of the floating-rate interest payments associated with the credit facilities described in Note 6 — Debt.
As of March 31, 2025, Rio Grande has the following Swaps outstanding (in thousands):

Initial Notional Amount	Maximum Notional Amount	Maturity (1)	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
$123,000	$7,916,900	2048	3.4%	USD - SOFR
(1) Swaps have an early mandatory termination date in July 2030.

The Company values the Swaps using an income-based approach based on observable inputs to the valuation model including interest rate curves, risk adjusted discount rates, credit spreads and other relevant data. The net fair value of the Swaps is approximately $317.5 million as of March 31, 2025, and is classified as Level 2 in the fair value hierarchy.
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
For the three months ended March 31, 2025 and 2024, our operating lease costs were $2.5 million and $3.0 million, respectively. For the three months ended March 31, 2025 and 2024, we paid approximately $1.9 million and $2.1 million, respectively, in cash for amounts included in the measurement of operating lease liabilities, all of which are presented within operating cash flows.
Maturity of operating lease liabilities as of March 31, 2025 are as follows (in thousands, except lease term and discount rate):

2025 (remaining)	$5,703
2026	9,522
2027	9,565
2028	9,609
2029	9,654
Thereafter	189,588
Total undiscounted lease payments	233,641
Discount to present value	(87,008)
Present value of lease liabilities	$146,633

Weighted average remaining lease term — years	26.5
Weighted average discount rate — percent	4.1
Note 5 — Accrued Liabilities and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Rio Grande LNG Facility costs	$196,990	$276,137
Accrued interest	4,632	40,911
Employee compensation expense	3,767	13,425
Other accrued liabilities	10,679	17,088
Total accrued and other current liabilities	$216,068	$347,561

Note 6 — Debt
Debt consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Senior Secured Notes and Loans:
6.67% Senior Secured Notes due 2033	$700,000	$700,000
6.85% Senior Secured Notes due 2047	190,000	190,000
6.58% Senior Secured Notes due 2047	1,115,000	1,115,000
6.72% Senior Secured Loans due 2033	356,000	356,000
7.11% Senior Secured Loans due 2047	251,000	251,000
Total Senior Secured Notes and Loans	2,612,000	2,612,000
12.00% Corporate Credit Agreement due 2030 (1)	180,250	175,000
Credit Facilities:
CD Senior Working Capital Facility	—	—
CD Credit Facility	1,610,000	1,022,000
TCF Credit Facility	283,000	226,000
Total Credit Facilities	1,893,000	1,248,000
Total debt	4,685,250	4,035,000
Unamortized debt issuance costs	(136,048)	(114,575)
Total debt, net	$4,549,202	$3,920,425

(1) Includes paid-in-kind interest of approximately $5.3 million.
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
Corporate Credit Agreement
Under the terms of the Corporate Credit Agreement, the Company may elect to add to the outstanding principal as paid-in-kind interest with respect to the first eight interest payment dates and may elect 50% as paid-in-kind interest of each interest payment date thereafter.
The Company may prepay the principal of the Corporate Credit Agreement, plus any unpaid interest, as follows:

Prepayment Prior To (1)	% of Principal
December 31, 2026	100.0%
December 31, 2027	105.0%
December 31, 2028	102.5%
December 31, 2030	100.0%

(1) Prepayment prior to December 31, 2026 would require an additional make whole premium.
In conjunction with the Corporate Credit Agreement, we issued to the lender warrants to purchase 7.2 million shares of our common stock (the “Warrants”). For additional details about the Warrants, refer to Note 8, Stockholders' Equity.

Credit Facilities
Below is a summary of our committed credit facilities outstanding as of March 31, 2025 (in thousands):

	CD Senior Working Capital Facility	CD Credit Facility	TCF Credit Facility
Total Facility Size	$500,000	$8,448,000	$800,000
Less:
Outstanding balance	—	1,610,000	283,000
Letters of credit issued	67,287	—	—
Available commitment	$432,713	$6,838,000	$517,000

Priority ranking	Senior secured	Senior secured	Senior secured
Interest rate on outstanding balance	SOFR + 2.25%	SOFR + 2.25%	SOFR + 2.25%
Commitment fees on undrawn balance	0.68%	0.68%	0.68%
Maturity Date	2030	2030	2030
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
With respect to certain events, including a change of control event and receipt of certain proceeds from asset sales, events of loss or liquidated damages, the Senior Secured Notes and Senior Secured Loans require Rio Grande to make an offer to repay the amounts outstanding at 101% (with respect to a change of control event) or par (with respect to each other event).
The Corporate Credit Agreement permits subsidiaries of Super Holdings to incur indebtedness to fund project-level equity in support of the construction of trains 4 and 5 of the Rio Grande LNG Facility, subject to the terms and conditions provided therein, including that Super Holdings make an offer to prepay the Corporate Credit Agreement in full at par plus accrued and unpaid interest.
As of March 31, 2025, the Company was in compliance with all covenants related to its respective debt agreements.

Interest Expense
Total interest expense, net of capitalized interest, consisted of the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Interest per contractual rate	$73,105	$36,591
Amortization of debt issuance costs	16,916	16,388
Other interest costs	785	551
Total interest cost	90,806	53,530
Capitalized interest	(63,601)	(28,051)
Total interest expense, net of capitalized interest	$27,205	$25,479
Fair Value Disclosures
The following table shows the carrying amount and estimated fair value of our debt (in thousands):

	March 31, 2025		December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes — Level 2	$2,005,000	$1,952,335	$2,005,000	$1,984,836
Senior Loans — Level 2	607,000	600,753	607,000	609,082
Corporate Credit Agreement — Level 2	180,250	130,040	175,000	169,750
The fair value of the Senior Secured Notes, Senior Secured Loans and Corporate Credit Agreement was calculated based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including interest rates on debt issued by parties with comparable credit ratings.
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

	March 31, 2025	December 31, 2024
Assets
Current assets:
Restricted cash	$255,209	$244,625
Derivatives	14,270	16,867
Prepaid expenses and other current assets	2,890	1,084
Total current assets	272,369	262,576
Property, plant and equipment, net	5,693,913	5,007,345
Operating lease right-of-use assets	152,821	153,679
Deferred financing fees	292,971	317,788
Derivatives	303,214	472,057
Other non-current assets	21,441	15,407
Total assets	$6,736,729	$6,228,852

Liabilities
Current liabilities:
Accounts payable	$253,523	$242,689
Accrued liabilities and other current liabilities	207,110	321,162
Operating lease	2,673	2,649
Total current liabilities	463,306	566,500
Operating lease	128,575	129,253
Derivatives	—	—
Debt, net	4,411,331	3,788,802
Total liabilities	$5,003,212	$4,484,555
Note 8 — Stockholders' Equity
The Warrants were issued in two tranches giving the lender the right to purchase up to approximately 3.6 million shares of our common stock at $7.15 per share (“Tranche A”) and an additional approximately 3.6 million shares of our common stock at $9.30 per share (“Tranche B”). The Warrants may be exercised by the holder solely on a cashless exercise basis at any time prior to December 31, 2029.
The Company, at its discretion, may cause Tranche A to be exercised on a cash exercise basis (i) on any date between June 30, 2026 and December 31, 2026, if the 30-day volume weighted average trading price (“VWAP”) of the Company equals or exceeds $13.50 per share and the closing price for the Company's common stock exceeds such VWAP immediately prior to the date of exercise, or (ii) on any date between January 1, 2027 and July 1, 2027, if the P30D-day VWAP for the Company's common stock equals or exceeds $15.00 per share and the closing price of the Company's common stock exceeds such VWAP immediately prior to the date of exercise, provided that in each case (a) an affirmative FID on train 4 of the Rio Grande LNG Facility has been taken and (b) certain liquidity conditions regarding the holders ability to sell the shares of the Company's common stock have been met.
The Warrants have been excluded from the computation of diluted loss per share for the three months ended March 31, 2025 because including them in the computation would have been antidilutive for the period presented.
Note 9 — Share-based Compensation
The Company has granted restricted stock and restricted stock units (collectively, “Restricted Stock”), as well as unrestricted stock and stock options, to employees, directors and outside consultants under the 2017 Omnibus Incentive Plan, as amended (the “2017 Plan”). Upon the vesting of Restricted Stock, shares of common stock are released to the grantee.
As of March 31, 2025, we had approximately 8.4 million shares of service-based and approximately 4.3 million shares of performance-based Restricted Stock outstanding. Further, the approximately 12.7 million shares of Restricted Stock, as well as approximately 1.5 million stock options outstanding, have been excluded from the computation of diluted loss per share for the three months ended March 31, 2025 because including them in the computation would have been antidilutive for the period presented.
For the three months ended March 31, 2025 and 2024, the Company recognized approximately $6.6 million and $4.4 million, respectively, of share-based compensation expense related to all share-based awards.
Note 10 — Commitments and Contingencies
Legal Proceedings
From time to time the Company may be subject to various claims and legal actions that arise in the ordinary course of business. As of March 31, 2025, management is not aware of any claims or legal actions against the Company that, separately or in the aggregate, are likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows, although the Company cannot guarantee that a material adverse effect will not occur.
Note 11 — Supplemental Cash Flows
The following table provides supplemental disclosure of cash flow information (in thousands):

	Three Months Ended March 31,
	2025	2024
Interest payments classified as operating activities	$27,299	$1,461
Accounts payable for acquisition of property, plant and equipment	251,513	166,893
Accruals for acquisition of property, plant and equipment	198,539	270,393
Non-cash settlement of warrant liabilities	2,828	4,886

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains certain statements that are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations and economic performance, are forward-looking statements. The words “anticipate,” “contemplate,” “estimate,” “expect,” “project,” “plan,” “intend,” “target,” “believe,” “seek,” “may,” “might,” “will,” “would,” “could,” “should,” “can have,” “likely,” “continue,” “design,” “assume,” “budget,” “forecast,” “target,” and other words and terms of similar expressions, are intended to identify forward-looking statements.
We have based these forward-looking statements on assumptions and analysis made by us in light of our current expectations, perceptions about historical trends, current conditions and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives and financial needs.
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
•the ability to obtain or maintain governmental approvals to construct or operate the Rio Grande LNG Facility and CCS projects;
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
•global pandemics, the Russia-Ukraine conflict, conflict in the Middle East, other sources of volatility in the energy markets and their impact on our business and operating results, including any disruptions in our operations or development of the Rio Grande LNG Facility and the health and safety of our employees, and on our customers, the global economy and the demand for LNG or carbon capture;
•risks related to doing business in and having counterparties in foreign countries, including as a result of tariffs;
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
NextDecade Corporation, a Delaware corporation, is a Houston-based energy company primarily engaged in construction and development activities related to the liquefaction of natural gas and sale of LNG and the capture and storage of CO2 emissions. We are constructing and developing a natural gas liquefaction and export facility located in the Rio Grande Valley near Brownsville, Texas (the “Rio Grande LNG Facility”). The Rio Grande LNG Facility has received Federal Energy Regulatory Commission ("FERC") approval and Department of Energy ("DOE") FTA and non-FTA authorizations for the construction of up to five liquefaction trains and LNG exports totaling up to 27 million tonnes per annum ("MTPA"). The Rio Grande LNG Facility has three liquefaction trains and related infrastructure ("Phase 1") under construction, Train 4 has been commercialized and is being progressed toward a final investment decision ("FID"), and Train 5 is being commercialized. We are also developing and beginning the permitting process for expansion trains 6 through 8 at the Rio Grande LNG Facility and developing a potential carbon capture and storage ("CCS") project at the Rio Grande LNG Facility.
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
Significant Recent Developments
Significant developments since January 1, 2025 include the following:
Construction
•Under the engineering, procurement, and construction (“EPC”) contracts with Bechtel Energy, Inc. (“Bechtel”), Phase 1 progress is tracked for Train 1, Train 2, and the common facilities on a combined basis and Train 3 on a separate basis. As of March 2025:
•The overall project completion percentage for Trains 1 and 2 and the common facilities of the Rio Grande LNG Facility was 42.8%, which is in line with the schedule under the EPC contract. Within this project completion percentage, engineering was 87.9% complete, procurement was 76.3% complete, and construction was 14.1% complete.
•The overall project completion percentage for Train 3 of the Rio Grande LNG Facility was 17.8%, which is also in line with the schedule under the EPC contract. Within this project completion percentage, engineering was 41.9% complete, procurement was 37.2% complete, and construction was 0.8% complete.
•In February 2025, the Company provided additional information regarding its development of additional liquefaction capacity at the Rio Grande LNG Facility beyond Trains 1 through 5. Trains 6 through 8 are wholly owned by NextDecade and are cumulatively expected to increase the Company's total liquefaction capacity by approximately 18 MTPA once constructed and placed into operation.
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
Strategic and Commercial
•In January 2025, the Company requested a pricing refresh under the August 2024 EPC contract with Bechtel for Train 4 and related infrastructure. The pricing refresh is in process and is expected to be completed in the second quarter of 2025.
•In April 2025, the Company announced a 20-year LNG Sale and Purchase Agreement (“SPA”) with a subsidiary of Saudi Aramco (“Aramco”), pursuant to which the Aramco subsidiary will purchase 1.2 MTPA of LNG from Train 4 at the Rio Grande LNG Facility for 20 years, on a free on board (“FOB”) basis at a price indexed to Henry Hub, subject to a positive FID on Train 4.
•In April 2025, the Company announced that TotalEnergies exercised its LNG purchase option with respect to Train 4 and the Company entered into a 20-year LNG SPA with TotalEnergies, pursuant to which TotalEnergies will purchase 1.5 MTPA of LNG from Train 4 at the Rio Grande LNG Facility for 20 years, on an FOB basis at a price indexed to Henry Hub, subject to a positive FID on Train 4. The Company believes sufficient long-term commercial support is now in place to support a positive FID on Train 4.
Financial
•In April 2025, Rio Grande LNG, LLC (“Rio Grande”) elected to terminate $250 million of commitments under its working capital facility due to a decrease in expected requirements for credit support during construction, which reduced the outstanding commitments under the working capital facility to $250 million and is expected to reduce related commitment fees by approximately $2 million annually.
Regulatory
•In March 2025, the U.S. Court of Appeals for the D.C. Circuit (the “D.C. Circuit Court”) issued a revision to its August 2024 decision regarding the Company's FERC order, resulting in a remand without vacatur of the FERC order for the first five liquefaction trains at the Rio Grande LNG Facility. Pursuant to the remand, FERC is to consider the issue of a supplemental Environmental Impact Statement (“SEIS”) in view of several executive orders issued since January 20, 2025.

•In March 2025, the FERC issued a draft SEIS for the first five liquefaction trains at the Rio Grande LNG Facility. A final SEIS is expected in July 2025.
Rio Grande LNG Facility Activity
Liquefaction Facilities Overview
We are constructing and developing the Rio Grande LNG Facility on the north shore of the Brownsville Ship Channel in south Texas. The site is located on 984 acres of land which has been leased long-term and includes 15,000 feet of frontage on the Brownsville Ship Channel. We believe the site is advantaged due to its proximity to abundant natural gas resources in the Permian Basin and Eagle Ford Shale, access to an uncongested waterway for vessel loading, and location in a region that has historically been subject to fewer and less severe weather events relative to other locations along the U.S. Gulf Coast. The Rio Grande LNG Facility has been permitted by the FERC and authorized by the DOE to export up to 27 MTPA of LNG from up to five liquefaction trains. Please see "Significant Recent Developments - Regulatory" for more information regarding our FERC permit. Phase 1 at the Rio Grande LNG Facility is under construction, Train 4 has been commercialized and is being progressed toward FID, Train 5 is being commercialized, and we are developing and beginning the permitting process for Trains 6 through 8.
Phase 1 Overview and Construction Progress
In July 2023, construction commenced on Phase 1 of the Rio Grande LNG Facility following a positive FID and the closing of project financing by Rio Grande, which owns Phase 1 of the Rio Grande LNG Facility. Construction will be completed by Bechtel under fully wrapped, lump-sum turnkey EPC contracts, and the liquefaction trains will utilize Air Products and Chemicals, Inc. (“APCI”) liquefaction technology, which is the predominant liquefaction technology utilized globally.
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
Phase 1 includes three liquefaction trains with a total expected LNG production capacity of approximately 18 MTPA, two 180,000 cubic meter full containment LNG storage tanks, two jetty berthing structures designed to load LNG carriers up to 216,000 cubic meters in capacity, and associated site infrastructure and common facilities including feed gas pretreatment facilities, electric and water utilities, two totally enclosed ground flares for the LNG tanks and marine facilities, two ground flares for the liquefaction trains, roads, levees surrounding the entire site, and warehouses, administrative, operations control room and maintenance buildings.
As of March 2025, progress on Trains 1 through 3 is in line with the schedule under the EPC contracts. During the first quarter 2025, the construction team continued steel assembly and progressed above-ground piping and setting of equipment in the Train 1 area. Within Train 2, foundation pours and steel assembly continued to progress. Concrete pours for Tanks 1 and 2 continued. First steel for Train 3 was placed in April 2025. Siteworks were finished for the material offload facility area to support equipment deliveries. Across the site, Bechtel also continued installing undergrounds, structures, loading berths, piling, concrete foundations, and other siteworks.
Phase 1 LNG Sale and Purchase Agreements
For Phase 1 of the Rio Grande LNG Facility, Rio Grande has entered into long-term LNG SPAs with nine creditworthy counterparties for aggregate volumes of approximately 16.2 MTPA of LNG. The SPAs have a weighted average term of 19.2 years. Under these SPAs, the customers will purchase LNG from Rio Grande for a price consisting of a fixed fee per MMBtu of LNG plus a variable fee per MMBtu of LNG, with the variable fees structured to cover the expected cost of natural gas plus fuel and other sourcing costs to produce LNG. In certain circumstances, customers may elect to cancel or suspend deliveries of LNG cargoes, in which case the customers would still be required to pay the fixed fee with respect to cargoes that are not delivered. A portion of the fixed fee under each SPA will be subject to annual adjustment for inflation. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific train; however, the commencement of the term of each SPA is tied to a specified train.
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

Marketing of Uncontracted Volumes
Rio Grande expects to sell any commissioning LNG volumes and operational LNG volumes in excess of SPA volumes into the LNG market through spot, short-term, and medium-term agreements. Rio Grande has entered into certain time charter agreements and expects to enter into additional time charter agreements with vessel owners to provide shipping capacity for LNG sales related to its existing Phase 1 delivered ex-ship SPA, commissioning volumes, and expected portfolio volumes.
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
We have entered into agreements for transportation of natural gas to the Rio Grande LNG Facility on both a firm and interruptible basis to support commissioning and operations and provide the ability to purchase natural gas supplies at the Agua Dulce Hub, giving us access to prolific gas production from the Permian Basin and Eagle Ford Shale and providing significant flexibility to obtain competitively priced natural gas feedstock.
We believe our proximity to major reserve basins and shale plays, increasing pipeline capacity in the area, a significant amount of natural gas production and infrastructure investment, as well as our existing contacts and discussions with some of the largest regional operators, represent key elements of a comprehensive and effective feed gas strategy.
Final Investment Decision on Train 4 and Train 5 at the Rio Grande LNG Facility
We expect to make a positive FID and commence construction on Trains 4 and 5 and related infrastructure at the Rio Grande LNG Facility, subject to, among other things, entering into EPC contracts, entering into appropriate commercial arrangements, and obtaining adequate financing to construct each train and related infrastructure.
The Company has finalized 20-year LNG SPAs totaling 4.6 MTPA of LNG with ADNOC, Aramco, and TotalEnergies in support of Train 4, and the Company believes sufficient commercial support is now in place to support a positive FID on Train 4.
The Company has finalized an EPC contract with Bechtel for Train 4 and related infrastructure. In January 2025, the Company requested a pricing refresh under Train 4 EPC contract, which is in process and is expected to be completed in the second quarter of 2025.
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
The Company expects to launch the financing process for Train 4 in the second quarter of 2025 and expects to make a positive FID on Train 4 after financing arrangements are finalized.
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
Governmental Permits, Approvals and Authorizations
We have obtained all major permits required to build and export LNG from the first five liquefaction trains and related infrastructure at the Rio Grande Facility, including FERC approval and DOE FTA and non-FTA authorizations for the construction of up to five liquefaction trains and LNG exports totaling up to 27 MTPA.
In March 2025, the D.C. Circuit Court issued a revision to its August 2024 decision regarding our FERC order, resulting in a remand without vacatur of the FERC order for the first five liquefaction trains at the Rio Grande LNG Facility. Pursuant to the remand, FERC is to consider the issue of a supplemental Environmental Impact Statement (“SEIS”) in view of several executive orders issued since January 20, 2025.
In March 2025, the FERC issued a draft SEIS for the first five liquefaction trains at the Rio Grande LNG Facility. A final SEIS is expected in July 2025.
Corporate and Other Activities
We are required to maintain corporate and general and administrative functions to serve our business activities described above, including construction of Phase 1 at the Rio Grande LNG Facility, the development of Trains 4 through 8, and the development of a potential CCS project at the Rio Grande LNG Facility.
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
Because our businesses and assets are under construction or in development, we have not historically generated significant cash flow from operations, nor do we expect to do so until liquefaction trains at the Rio Grande LNG Facility begin operating. We intend to fund development activities for the foreseeable future with cash and cash equivalents on hand and through the sale of additional equity, equity-based or debt securities in us or in our subsidiaries. There can be no assurance that we will succeed in selling equity or equity-based securities or, if successful, that the capital we raise will not be expensive or dilutive to stockholders.

Our current capital resources consist of approximately $130.9 million of cash and cash equivalents as of March 31, 2025.
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
Sources and Uses of Cash
The following table summarizes the sources and uses of our cash for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating cash flows	$(68,826)	(28,825)
Investing cash flows	(779,409)	(780,648)
Financing cash flows	841,621	766,393
Net (decrease) increase in cash, cash equivalents and restricted cash	(6,614)	(43,080)
Cash, cash equivalents and restricted cash – beginning of period	392,761	294,478
Cash, cash equivalents and restricted cash – end of period	$386,147	$251,398
Cash used in operating activities for the three months ended March 31, 2025 increased by approximately $40.0 million compared to the same period in 2024 primarily due to the timing of required interest payments.
Cash provided by financing activities for the three months ended March 31, 2025 increased by approximately $75.2 million compared to the same period in 2024 primarily due to debt repayments of $176.0 million associated with refinancing activity during the prior period partially offset by a decrease in debt proceeds of approximately $123.9 million.

Results of Operations
The following table summarizes costs, expenses and other income for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Revenues	$—	$—	$—
General and administrative expense	44,942	32,505	12,437
Development expense	307	2,509	(2,202)
Depreciation and amortization expense	3,149	3,103	46
Other	3,518	—	3,518
Total operating loss	(51,916)	(38,117)	(13,799)
Other (expense) income:
Derivative (loss) gain	(168,700)	258,872	(427,572)
Interest expense, net of capitalized interest	(27,205)	(25,479)	(1,726)
Loss on debt extinguishment	—	(7,440)	7,440
Other, net	2,593	(1,061)	3,654
Net (loss) income attributable to NextDecade Corporation	(245,228)	186,775	(432,003)
Less: net (loss) income attributable to non-controlling interest	(156,423)	158,429	(314,852)
Net (loss) income attributable to common stockholders	$(88,805)	$28,346	$(117,151)
Net loss attributable to common stockholders was approximately $88.8 million, for the three months ended March 31, 2025 compared to net income of $28.3 million during the same period in 2024. The $117.2 million decrease was primarily a result of the following:
•Decrease of approximately $427.6 million in unrealized derivative losses primarily due to a decrease in forward SOFR rates
•Due to the changes in derivatives losses, net income attributable to non-controlling interest during the three months ended March 31, 2025 decreased approximately $314.9 million as those activities are a component of Intermediate Holdings net income and loss.
Summary of Critical Accounting Estimates
There were no changes made by management to the critical accounting policies in the three months ended March 31, 2025. Please refer to the Summary of Critical Accounting Estimates section within MD&A and Note 2 to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of our critical accounting estimates and accounting policies.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We were a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, in connection with the filing of our Annual Report on Form 10-K for the year ended December 31, 2024, and we will not be required to provide information under this item until the first quarter following the filing of our Annual Report on Form 10-K for the year ending December 31, 2025.
Item 4. Controls and Procedures
We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective.
During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
There were no material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
The following table summarizes stock repurchases for the three months ended March 31, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as a Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
January 2025	989	8.23	—	—
February 2025	1,241	8.17	—	—
March 2025	23,320	7.78	—	—
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended March 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

10.1*†
Change Orders to the Amended and Restated Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Trains 1 and 2 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of September 14, 2022, by and between Rio Grande LNG, LLC and Bechtel Energy Inc.: (i) EC00107, EC00161 and EC00177, each dated as of January 28, 2025; (ii) EC00166 and EC00197, each dated as of January 29, 2025; (iii) EC00190, dated as of February 10, 2025; (iv) EC00136, dated as of February 10, 2025; (v) EC00186, dated as of February 11, 2025; (vi) EC00179, dated as of February 18, 2025; (vii) EC00201, dated as of February 21, 2025; and (viii) EC00188, dated as of February 27, 2025.

10.2*†
Change Orders to the Amended and Restated Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Train 3 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of September 14, 2022, by and between Rio Grande LNG, LLC and Bechtel Energy Inc. : (i) EC00178, dated as of January 28, 2025; EC00198, dated as of January 29, 2025; (iii) EC00191, dated as of February 10, 2025; and (iv) EC00202, dated as of February 21, 2025.

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

NEXTDECADE CORPORATION

Date: May 6, 2025	By:	/s/ Matthew K. Schatzman
Matthew K. Schatzman
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2025	By:	/s/ Brent E. Wahl
Brent E. Wahl
Chief Financial Officer
(Principal Financial Officer)