Form 10-Q
period 2025-06-30
NextDecade Corp
filed 2025-08-01
CIK 1612720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 25, 2025, the issuer had 261,988,370 shares of common stock outstanding.

NEXTDECADE CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
NextDecade Corporation
Consolidated Balance Sheets (1)
(in thousands, except per share data, unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$158,537	$148,137
Restricted cash	298,502	244,625
Derivatives	13,110	16,867
Prepaid expenses and other current assets	6,699	2,943
Total current assets	476,848	412,572
Property, plant and equipment, net	6,589,331	5,020,003
Operating lease right-of-use assets	163,909	166,082
Deferred financing fees	260,564	317,788
Derivatives	324,887	472,057
Other non-current assets	49,311	15,557
Total assets	$7,864,850	$6,404,059

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$311,704	$244,642
Operating leases	2,995	2,881
Accrued and other current liabilities	369,185	347,561
Total current liabilities	683,884	595,084
Debt, net	5,170,547	3,920,425
Operating leases	143,227	144,164
Other non-current liabilities	1,668	—
Total liabilities	5,999,326	4,659,673

Commitments and contingencies (Note 10)

Stockholders’ equity
Common stock, $0.0001 par value, 480.0 million authorized: 260.9 million and 260.2 million outstanding, respectively	26	26
Treasury stock: 3.2 million shares and 3.1 million respectively, at cost	(21,007)	(20,916)
Preferred stock, $0.0001 par value, 0.5 million authorized: none outstanding	—	—
Additional paid-in-capital	884,656	852,054
Accumulated deficit	(603,195)	(453,523)
Total stockholders’ equity	260,480	377,641
Non-controlling interest	1,605,044	1,366,745
Total equity	1,865,524	1,744,386
Total liabilities and equity	$7,864,850	$6,404,059

(1) Amounts presented include balances held by our consolidated variable interest entity, Intermediate Holdings, as further discussed in Note 7, Variable Interest Entity.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation
Consolidated Statements of Operations
(in thousands, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$—	$—	$—	$—
Operating expenses:
General and administrative expense	52,049	33,902	96,991	66,407
Development expense	1,248	2,409	1,555	4,918
Depreciation and amortization expense	2,971	3,223	6,120	6,326
Other	—	—	3,518	—
Total operating expenses	56,268	39,534	108,184	77,651
Total operating loss	(56,268)	(39,534)	(108,184)	(77,651)
Other (expense) income:
Derivative gain (loss)	25,157	109,067	(143,543)	367,939
Interest expense, net	(28,833)	(26,030)	(56,038)	(51,509)
Loss on debt extinguishment	(9,160)	(40,133)	(9,160)	(47,573)
Other income (expense), net	(1,528)	(1,066)	1,065	(2,127)
Total other (expense) income	(14,364)	41,838	(207,676)	266,730
Net (loss) income attributable to NextDecade Corporation	(70,632)	2,304	(315,860)	189,079
Less: net (loss) income attributable to non-controlling interest	(9,765)	34,880	(166,188)	193,309
Net loss attributable to common stockholders	$(60,867)	$(32,576)	$(149,672)	$(4,230)

Net loss per common share — basic and diluted	$(0.23)	$(0.13)	$(0.57)	$(0.02)

Weighted average shares outstanding — basic and diluted	260,877	257,842	260,646	257,275
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation
Consolidated Statement of Stockholders’ Equity
(in thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total stockholders' equity, beginning balances	$1,723,538	$1,137,037	$1,744,386	$740,434

Common stock	26	26	26	26

Treasury Stock:
Beginning balance	(20,965)	(14,308)	(20,916)	(14,214)
Shares repurchased related to share-based compensation	(42)	(59)	(91)	(153)
Ending balance	(21,007)	(14,367)	(21,007)	(14,367)

Additional paid-in-capital:
Beginning balance	865,745	794,601	852,054	693,883
Share-based compensation	7,232	4,573	13,834	8,982
Receipt of equity commitments	3,918	2,748	8,180	94,171
Exercise of common stock warrants	—	2,263	2,827	7,149
Warrants issued in connection with Debt (Note 6)	7,761	—	7,761	—
Ending balance	884,656	804,185	884,656	804,185

Accumulated deficit:
Beginning balance	(542,328)	(363,426)	(453,523)	(391,772)
Net loss	(60,867)	(32,576)	(149,672)	(4,230)
Ending balance	(603,195)	(396,002)	(603,195)	(396,002)

Total stockholders' equity	260,480	393,842	260,480	393,842

Non-controlling interest:
Beginning balance	1,421,060	714,144	1,366,745	452,511
Receipt of equity commitments	193,749	135,918	404,487	239,122
Net (loss) income	(9,765)	34,880	(166,188)	193,309
Ending balance	1,605,044	884,942	1,605,044	884,942

Total equity, ending balances	$1,865,524	$1,278,784	$1,865,524	$1,278,784
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation
Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net (loss) income attributable to NextDecade Corporation	$(315,860)	$189,079
Adjustment to reconcile net (loss) income to net cash used in operating activities
Depreciation	1,006	704
Share-based compensation expense	13,834	8,847
Derivative loss (gain)	143,543	(367,939)
Derivative settlements	9,315	42,503
Amortization of leases	5,159	2,573
Loss on extinguishment of debt	9,160	47,573
Corporate fixed asset retirements	3,518	—
Amortization of debt issuance costs	33,911	33,090
Interest elected to be paid-in-kind	11,501	—
Other	(203)	3,576
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,050)	(15)
Accounts payable	2,881	2,310
Operating leases	(3,764)	(1,234)
Accrued expenses and other liabilities	14,327	16,095
Net cash used in operating activities	(72,722)	(22,838)
Investing activities:
Acquisition of property, plant and equipment	(1,501,590)	(1,367,886)
Acquisition of other non-current assets	(29,748)	(6,404)
Net cash used in investing activities	(1,531,338)	(1,374,290)
Financing activities:
Proceeds from debt issuance	1,288,000	2,300,554
Receipt of equity commitments	412,667	333,333
Repayment of debt	—	(1,282,000)
Costs associated with repayment of debt	—	(9,448)
Debt issuance costs	(32,239)	(36,557)
Shares repurchased related to share-based compensation	(91)	(153)
Net cash provided by financing activities	1,668,337	1,305,729
Net (decrease) increase in cash, cash equivalents and restricted cash	64,277	(91,399)
Cash, cash equivalents and restricted cash – beginning of period	392,762	294,478
Cash, cash equivalents and restricted cash – end of period	$457,039	$203,079

Balance per Consolidated Balance Sheets:
	June 30, 2025
Cash and cash equivalents	$158,537
Restricted cash	298,502
Total cash, cash equivalents and restricted cash	$457,039
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
The Rio Grande LNG Facility has received Federal Energy Regulatory Commission (“FERC”) approval and Department of Energy (“DOE”) FTA and non-FTA authorizations for the construction of up to five liquefaction trains and LNG exports totaling up to 27 million tonnes per annum (“MTPA”). The Rio Grande LNG Facility has three liquefaction trains and related infrastructure (“Phase 1”) under construction, train 4 has been commercialized and is being progressed toward a final investment decision (“FID”), and train 5 is being commercialized and progressed toward FID. We are also developing and beginning the permitting process for expansion trains 6 through 8 at the Rio Grande LNG Facility and developing a potential carbon capture and storage (“CCS”) project at the Rio Grande LNG Facility.
In March 2025, the U.S. Court of Appeals for the D.C. Circuit issued a revision to its August 2024 decision regarding our FERC order, resulting in a remand without vacatur of the FERC authorization for the first five liquefaction trains at the Rio Grande LNG Facility. The FERC remand process remains ongoing, and construction on Phase 1 continues.
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2024. In our opinion, all adjustments, consisting only of normal recurring items, which are considered necessary for a fair presentation of the unaudited consolidated financial statements, have been included. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the operating results for the full year.
Certain reclassifications have been made to conform prior period information to the current presentation. The reclassifications did not have a material effect on the Company’s financial position, results of operations or cash flows.
Note 2 — Property, Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Rio Grande LNG Facility under construction	$6,583,273	$5,009,239
Corporate and other	8,163	12,742
Total property, plant and equipment, at cost	6,591,436	$5,021,981
Less: accumulated depreciation	(2,105)	(1,978)
Total property, plant and equipment, net	$6,589,331	$5,020,003
Note 3 — Derivatives
In July 2023, Rio Grande entered into interest rate swaps agreements (the “Swaps”) to protect against interest rate volatility by hedging a portion of the floating-rate interest payments associated with the credit facilities described in Note 6 — Debt.
As of June 30, 2025, Rio Grande has the following Swaps outstanding (in thousands):

Initial Notional Amount	Maximum Notional Amount	Maturity (1)	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
$123,000	$7,916,900	2048	3.4%	USD - SOFR
(1) Swaps have an early mandatory termination date in July 2030.

The Company values the Swaps using an income-based approach based on observable inputs to the valuation model including interest rate curves, risk adjusted discount rates, credit spreads and other relevant data. The net fair value of the Swaps is approximately $338.0 million as of June 30, 2025, and is classified as Level 2 in the fair value hierarchy.
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
For the three months ended June 30, 2025 and 2024, our operating lease costs were $2.6 million and $2.6 million, respectively. For the six months ended June 30, 2025 and 2024, our operating lease costs were $5.1 million and, $5.6 million, respectively. For the six months ended June 30, 2025 and 2024, we paid approximately $3.8 million and $4.2 million, respectively, in cash for amounts included in the measurement of operating lease liabilities, all of which are presented within operating cash flows.
Maturity of operating lease liabilities as of June 30, 2025 are as follows (in thousands, except lease term and discount rate):

2025 (remaining)	$3,800
2026	9,522
2027	9,565
2028	9,609
2029	9,654
Thereafter	189,588
Total undiscounted lease payments	231,738
Discount to present value	(85,515)
Present value of lease liabilities	$146,223

Weighted average remaining lease term — years	26.2
Weighted average discount rate — percent	4.1
Note 5 — Accrued Liabilities and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Rio Grande LNG Facility costs	$300,515	$276,137
Accrued interest	40,908	40,911
Employee compensation expense	8,145	13,425
Taxes	8,935	2,862
Other accrued liabilities	10,682	14,226
Total accrued and other current liabilities	$369,185	$347,561

Note 6 — Debt
Debt consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Senior Secured Notes and Loans:
6.67% Senior Secured Notes due 2033	$700,000	$700,000
6.85% Senior Secured Notes due 2047	190,000	190,000
6.58% Senior Secured Notes due 2047	1,115,000	1,115,000
6.72% Senior Secured Loans due 2033	356,000	356,000
7.11% Senior Secured Loans due 2047	251,000	251,000
Total Senior Secured Notes and Loans	2,612,000	2,612,000
12.00% Corporate Credit Agreement due 2030 (1)	236,501	175,000
Credit Facilities:
CD Senior Working Capital Facility	—	—
CD Credit Facility	2,151,000	1,022,000
TCF Credit Facility	335,000	226,000
Total Credit Facilities	2,486,000	1,248,000
Total debt	5,334,501	4,035,000
Unamortized debt issuance costs	(163,954)	(114,575)
Total debt, net	$5,170,547	$3,920,425

(1) Includes paid-in-kind interest of approximately $11.5 million.
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
The Company may prepay the principal of the Corporate Credit Agreement, plus any unpaid interest, as follows:

Prepayment Prior To	% of Principal
December 31, 2026 (1)	100.0%
December 31, 2027	105.0%
December 31, 2028	102.5%
December 31, 2030	100.0%

(1) Prepayment prior to December 31, 2026 would require an additional make whole premium.

In conjunction with the Corporate Credit Agreement, we issued to the lender warrants in two tranches to purchase 7.2 million shares of our common stock (the “Initial Warrants”).
During the period ended June 30, 2025, the Corporate Credit Agreement was amended to increase its initial principal amount by an additional $50.0 million (the “CC Amendment”) with the same interest rate, maturity date and prepayment terms as the Corporate Credit Agreement.
In conjunction with the CC Amendment, we issued warrants to purchase an additional approximately 2.0 million shares of our common stock (the “CC Amendment Warrants”) to the lenders. The relative fair value of the CC Amendment Warrants of approximately $7.8 million has been recognized as a discount to the Corporate Credit Agreement. For additional details about the warrants, refer to Note 8, Stockholders' Equity.
Credit Facilities
Below is a summary of our committed credit facilities outstanding as of June 30, 2025 (in thousands):

	CD Senior Working Capital Facility	CD Credit Facility	TCF Credit Facility
Total Facility Size	$250,000	$8,448,000	$800,000
Less:
Outstanding balance	—	2,151,000	335,000
Letters of credit issued	70,187	—	—
Available commitment	$179,813	$6,297,000	$465,000

Priority ranking	Senior secured	Senior secured	Senior secured
Interest rate on outstanding balance	SOFR + 2.25%	SOFR + 2.25%	SOFR + 2.25%
Commitment fees on undrawn balance	0.68%	0.68%	0.68%
Maturity Date	2030	2030	2030
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
As of June 30, 2025, the Company was in compliance with all covenants related to its respective debt agreements.

Debt Extinguishment
During April, Rio Grande reduced the available commitment on the CD Senior Working Capital Facility by $250.0 million, resulting in a loss on debt extinguishment of approximately $9.2 million for the three and six months ended June 30, 2025.
Interest Expense
Total interest expense, net of capitalized interest, consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest per contractual rate	$84,404	$46,696	$157,509	$83,287
Amortization of debt issuance costs	16,995	16,527	33,911	32,915
Other interest costs	410	604	1,195	1,155
Total interest cost	101,809	63,827	192,615	117,357
Capitalized interest	(70,175)	(37,797)	(133,776)	(65,848)
Total interest expense	$31,634	$26,030	$58,839	$51,509
Fair Value Disclosures
The following table shows the carrying amount and estimated fair value of our debt (in thousands):

	June 30, 2025		December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes — Level 2	$2,005,000	$2,009,730	$2,005,000	$1,984,836
Senior Loans — Level 2	607,000	632,250	607,000	609,082
Corporate Credit Agreement — Level 2	236,501	183,512	175,000	169,750
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

	June 30, 2025	December 31, 2024
Assets
Current assets:
Restricted cash	$298,502	$244,625
Derivatives	13,110	16,867
Prepaid expenses and other current assets	2,947	1,084
Total current assets	314,559	262,576
Property, plant and equipment, net	6,580,914	5,007,345
Operating lease right-of-use assets	151,956	153,679
Deferred financing fees	260,564	317,788
Derivatives	324,887	472,057
Other non-current assets	21,441	15,407
Total assets	$7,654,321	$6,228,852

Liabilities
Current liabilities:
Accounts payable	$301,359	$242,689
Accrued liabilities and other current liabilities	350,534	321,162
Operating lease	2,697	2,649
Total current liabilities	654,590	566,500
Operating lease	127,892	129,253
Derivatives	—	—
Debt, net	4,984,499	3,788,802
Total liabilities	$5,766,981	$4,484,555
Note 8 — Stockholders’ Equity
We issued the Initial Warrants in two tranches giving the lender the right to purchase up to approximately 3.6 million shares of our common stock at $7.15 per share (“Tranche A”) and an additional approximately 3.6 million shares of our common stock at $9.30 per share (“Tranche B”). The Initial Warrants may be exercised by the holder solely on a cashless exercise basis at any time prior to December 31, 2029.
The Company, at its discretion, may cause Tranche A to be exercised on a cash exercise basis (i) on any date between June 30, 2026 and December 31, 2026, if the 30-day volume weighted average trading price (“VWAP”) of the Company equals or exceeds $13.50 per share and the closing price for the Company’s common stock exceeds such VWAP immediately prior to the date of exercise, or (ii) on any date between January 1, 2027 and July 1, 2027, if the 30-day VWAP for the Company's common stock equals or exceeds $15.00 per share and the closing price of the Company's common stock exceeds such VWAP immediately prior to the date of exercise, provided that in each case (a) an affirmative FID on train 4 of the Rio Grande LNG Facility has been taken and (b) certain liquidity conditions regarding the holders ability to sell the shares of the Company's common stock have been met.
The CC Amendment Warrants give the lenders the right to purchase up to approximately 2.0 million shares of our common stock at $9.30 per share. The CC Amendment Warrants may be exercised by the holders solely on a cashless exercise basis at any time prior to May 14, 2030.
The Initial Warrants and CC Amendment Warrants have been excluded from the computation of diluted loss per share for the three and six months ended June 30, 2025 because including them in the computation would have been antidilutive for the period presented.
Note 9 — Share-based Compensation
The Company has granted restricted stock and restricted stock units (collectively, “Restricted Stock”), as well as unrestricted stock and stock options, to employees, directors and outside consultants under the 2017 Omnibus Incentive Plan, as amended (the “2017 Plan”). Upon the vesting of Restricted Stock, shares of common stock are released to the grantee.

As of June 30, 2025, we had approximately 8.4 million shares of service-based and approximately 4.2 million shares of performance-based Restricted Stock outstanding. For the three and six months ended June 30, 2025 and 2024, the Company recognized approximately $7.2 million and $4.4 million, respectively, and $13.8 million, and $8.8 million respectively, of share-based compensation expense related to all share-based awards.
The approximately 12.6 million shares of Restricted Stock, as well as approximately 1.5 million stock options outstanding, have been excluded from the computation of diluted loss per share for the three and six months ended June 30, 2025 because including them in the computation would have been antidilutive for the period presented.
Note 10 — Commitments and Contingencies
Legal Proceedings
From time to time the Company may be subject to various claims and legal actions that arise in the ordinary course of business. As of June 30, 2025, management is not aware of any claims or legal actions against the Company that, separately or in the aggregate, are likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows, although the Company cannot guarantee that a material adverse effect will not occur.
Note 11 — Supplemental Cash Flows
The following table provides supplemental disclosure of cash flow information (in thousands):

	Six Months Ended June 30,
	2025	2024
Accounts payable for acquisition of property, plant and equipment	$301,506	$131,074
Accruals for acquisition of property, plant and equipment	303,941	311,978
Non-cash settlement of warrant liabilities	2,827	7,149
Corporate fixed asset retirements	879	1,256
Accrued liabilities for debt and equity issuance costs	1,718	3,975
Reclassification from other non-current assets to property, plant and equipment	—	1,867
Note 12 — Subsequent Events
Deal Contingent Interest Rate Swaps
In July 2025, with the expectation of entering into definitive debt facilities to fund a portion of the costs of constructing train 4, Rio Grande LNG Train 4, LLC began entering into contingent interest rate swaps to hedge expected floating-rate payments and protect against future interest rate volatility. These contingent interest rate swaps are conditional upon the later of (a) closing the financing to commence construction of train 4 and (b) the issuance by FERC of a final remand order not subject to further appeal back to FERC.

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
NextDecade Corporation, a Delaware corporation, is a Houston-based energy company primarily engaged in construction and development activities related to the liquefaction of natural gas and sale of LNG and the capture and storage of CO2 emissions. We are constructing and developing a natural gas liquefaction and export facility located in the Rio Grande Valley near Brownsville, Texas (the “Rio Grande LNG Facility”). The Rio Grande LNG Facility has received Federal Energy Regulatory Commission ("FERC") approval and Department of Energy ("DOE") FTA and non-FTA authorizations for the construction of up to five liquefaction trains and LNG exports totaling up to 27 million tonnes per annum ("MTPA"). The Rio Grande LNG Facility has three liquefaction trains and related infrastructure ("Phase 1") under construction, Train 4 has been commercialized and is being progressed toward a final investment decision ("FID"), and Train 5 is being commercialized and progressed toward FID. We are also developing and beginning the permitting process for expansion Trains 6 through 8 at the Rio Grande LNG Facility and developing a potential carbon capture and storage ("CCS") project at the Rio Grande LNG Facility.
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
Significant Recent Developments
Significant developments since January 1, 2025 include the following:
Construction
•Under the engineering, procurement, and construction (“EPC”) contracts with Bechtel Energy, Inc. (“Bechtel”), Phase 1 progress is tracked for Train 1, Train 2, and the common facilities on a combined basis and Train 3 on a separate basis. As of June 2025:
•The overall project completion percentage for Trains 1 and 2 and the common facilities of the Rio Grande LNG Facility was 48.3%, which is in line with the schedule under the EPC contract. Within this project completion percentage, engineering was 91.9% complete, procurement was 80.6% complete, and construction was 21.2% complete.
•The overall project completion percentage for Train 3 of the Rio Grande LNG Facility was 22.7%, which is also in line with the schedule under the EPC contract. Within this project completion percentage, engineering was 55.7% complete, procurement was 45.5% complete, and construction was 2.2% complete.
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
◦The Company is evaluating multiple areas on the site for the development of Trains 7 and 8, with a total expected LNG production capacity of approximately 12 MTPA.
Strategic and Commercial
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
•In May 2025, the Company announced a 20-year LNG SPA with JERA, pursuant to which JERA will purchase 2.0 MTPA of LNG from Train 5 at the Rio Grande LNG Facility for 20 years, on an FOB basis at a price indexed to Henry Hub, subject to a positive FID on Train 5.
•In June 2025, the Company finalized a pricing refresh of the Company's lump-sum, turnkey EPC contract with Bechtel for the construction of Train 4 and related infrastructure and executed a lump-sum, turnkey EPC contract with Bechtel for the construction of Train 5 and related infrastructure. Pricing validity under the Train 4 and Train 5 EPC contracts extends through September 15, 2025.
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
•In May 2025, the Company’s wholly-owned subsidiary Rio Grande LNG Super Holdings, LLC, entered into an amended credit agreement with the lender of its existing senior secured loan to increase the loan amount by $50 million to a total of $225 million initial principal. Incremental proceeds from the senior secured loan were disbursed at closing on May 14, 2025, and net proceeds will be used to fund working capital and general corporate purposes, including development expenses for expansion trains at the Rio Grande LNG Facility and specifically pre-FID expenses for Trains 4 and 5. Borrowings under the senior secured loan bear interest at 12.0%, with interest payable quarterly. Interest may be paid in-kind until March 31, 2027 and up to 50% in-kind thereafter. The senior secured loan matures December 31, 2030.
•In conjunction with the closing of the May 2025 amendment to the senior secured loan, the Company issued warrants that are exercisable for an aggregate of approximately 2.0 million shares of NextDecade common stock to the lender of the senior secured loan. The warrants are exercisable for five years after the amendment date. The warrants are exercisable at $9.30 per share, which represented a 30% premium to the volume weighted average price for the 30 trading-day period immediately preceding the amendment date.
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
•In March 2025, the FERC issued a draft SEIS for the first five liquefaction trains at the Rio Grande LNG Facility, providing for a public comment period that ended on May 19, 2025.
•In July 2025, the FERC issued a final SEIS for the first five liquefaction trains at the Rio Grande LNG Facility. Based on its published schedule, FERC anticipates issuing a final order on the remand by November 20, 2025.
Rio Grande LNG Facility Activity
Liquefaction Facilities Overview
We are constructing and developing the Rio Grande LNG Facility on the north shore of the Brownsville Ship Channel in south Texas. The site is located on approximately 1,000 acres of land, which has been leased long-term and includes 15,000 feet of frontage on the Brownsville Ship Channel. We believe the site is advantaged due to its proximity to abundant natural gas resources in the Permian Basin and Eagle Ford Shale, access to an uncongested waterway for vessel loading, and location in a region that has historically been subject to fewer and less severe weather events relative to other locations along the U.S. Gulf Coast. The Rio Grande LNG Facility has been permitted by the FERC and authorized by the DOE to export up to 27 MTPA of LNG from up to five liquefaction trains. Phase 1 at the Rio Grande LNG Facility is under construction, Train 4 has been commercialized and is being progressed toward FID, Train 5 is being commercialized and progressed toward FID, and we are developing and beginning the permitting process for Trains 6 through 8.
Phase 1 Overview and Construction Progress
In July 2023, construction commenced on Phase 1 of the Rio Grande LNG Facility following a positive FID and the closing of project financing by Rio Grande, which owns Phase 1 of the Rio Grande LNG Facility. Construction will be completed by Bechtel under fully wrapped, lump-sum turnkey EPC contracts, and the liquefaction trains will utilize Honeywell liquefaction technology, which is the predominant liquefaction technology utilized globally.
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
As of June 2025, progress on Trains 1 through 3 is in line with the schedule under the EPC contracts. During the second quarter 2025, the construction team continued piping fabrication, rebar installation, equipment setting and concrete placement, and structural steel erection in the areas of Trains 1, 2, and 3. The eighth wall lift was completed for Tank 1.

Across the site, Bechtel also continued installing concrete foundations, instrument air receivers, floodgates, permanent fencing, temporary facilities, and other siteworks.
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
Engineering, Procurement and Construction (“EPC”)
The Company has entered into fully wrapped, lump-sum turnkey contracts with Bechtel, a well-established and reputable LNG engineering and construction firm, for the engineering, procurement, and construction of Phase 1, Train 4, and Train 5 at the Rio Grande LNG Facility, under which Bechtel has generally guaranteed cost, performance, and schedule. Under these EPC contracts, Bechtel is responsible for the engineering, procurement, construction, commissioning, and startup of liquefaction trains and their respective related infrastructure.
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
Final Investment Decision on Train 4
The Company has completed commercialization of Train 4 and has executed 20-year LNG SPAs totaling 4.6 MTPA of LNG with ADNOC, Aramco, and TotalEnergies in support of Train 4.
In June 2025, the Company finalized an EPC contract pricing refresh with Bechtel for Train 4 and related infrastructure. Pricing validity under the EPC contract for Train 4 extends through September 15, 2025.

The Company launched the financing process for Train 4 in June 2025 and expects to finance construction of Train 4 using a combination of debt and equity funding at the project level. The Company is in the process of entering into a term loan bank facility at Rio Grande LNG Train 4, LLC for the debt portion of the funding.
The Company's Phase 1 equity partners each have options to invest in Train 4 equity which, if exercised, would provide 60% of the equity funding required for Train 4. The Company expects the Phase 1 equity partners to exercise their options to participate in Train 4 equity.
NextDecade currently expects to fund 40% of the equity commitments for Train 4, and to have an initial economic interest of 40% in Train 4, which will increase to 60% after its equity partners achieve certain returns on their investments in Train 4. The Company is in the process of financing its equity capital for Train 4.
The Company expects to achieve a positive FID on Train 4 by mid-September 2025, subject to obtaining adequate financing.
Final Investment Decision on Train 5
The Company is also progressing Train 5 toward FID, and the commercialization process is underway for Train 5. In May 2025, the Company announced a 20-year LNG SPA with JERA for 2.0 MTPA of LNG in support of Train 5. The Company is targeting an additional 2.5 MTPA of long-term contracts to support a positive FID of Train 5.
In June 2025, the Company finalized an EPC contract with Bechtel for Train 5 and related infrastructure. Pricing validity under the EPC contract for Train 5 extends through September 15, 2025.
The Company began the financing process for Train 5 in the second quarter of 2025 and expects to finance construction of Train 5 using a combination of debt and equity funding at the project level. The Company expects to enter into bank facilities at Rio Grande LNG Train 5, LLC for the debt portion of the funding. Certain of the Company’s Phase 1 equity partners have options to invest in Train 5 equity, which if exercised, would provide 50% of the equity funding required for Train 5. Inclusive of these options, NextDecade currently expects to fund the balance of the equity commitments for Train 5, and to have an initial economic interest of up to 50% in Train 5, which will increase to up to 70% after its equity partners achieve certain returns on their investments in Train 5.
The Company continues to pursue financing for Train 5 and, subject to obtaining appropriate commercial support and financing, is targeting FID by mid-September 2025.
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
Train 6 is being developed inside the existing levee at the Rio Grande LNG Facility site and adjacent to Trains 1 through 5. The Company expects to pre-file an application with FERC for Train 6 in 2025 and a full application with FERC in early 2026. The Company is evaluating multiple areas on the site for the development of Trains 7 and 8 and expects to provide an update on the expected permitting timeline for Trains 7 and 8 in 2025.
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
In March 2025, the FERC issued a draft SEIS for the first five liquefaction trains at the Rio Grande LNG Facility, providing for a public comment period that ended on May 19, 2025. In July 2025, the FERC issued a final SEIS for the first five liquefaction trains at the Rio Grande LNG Facility. Based on its published schedule, FERC anticipates issuing a final order on the remand by November 20, 2025.

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
Phase 1 FID Rio Grande Financing
In connection with the FID on Phase 1 of the Rio Grande LNG Facility, Rio Grande obtained approximately $6.2 billion in equity capital commitments, inclusive of commitments from NextDecade, entered into senior secured non-recourse bank credit facilities of $11.6 billion, consisting of $11.1 billion in construction term loans and a $500 million working capital facility, and closed a $700 million senior secured non-recourse private notes offering. Rio Grande expects to utilize these capital resources to fund the total cost of Phase 1, which is currently estimated at $18.0 billion and consists of EPC costs, owner’s costs and contingencies, dredging for the Brazos Island Harbor Channel Improvement Project, conservation of more than 4,000 acres of wetland and wildlife habitat area and installation of utilities, and interest during construction and other financing costs. Rio Grande has refinanced a total of over $1.85 billion of the original $11.1 billion Rio Grande term loan facilities into senior secured notes and loans since July 2023.
In April 2025, Rio Grande elected to terminate $250 million of commitments under its working capital facility due to a decrease in expected requirements for credit support during construction, which reduced the outstanding commitments under the working capital facility to $250 million.
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
Our current capital resources consist of approximately $158.5 million of cash and cash equivalents as of June 30, 2025.
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
Sources and Uses of Cash
The following table summarizes the sources and uses of our cash for the periods presented (in thousands):

	Six Months Ended June 30,
	2025	2024
Operating cash flows	$(72,722)	(22,838)
Investing cash flows	(1,531,338)	(1,374,290)
Financing cash flows	1,668,337	1,305,729
Net (decrease) increase in cash, cash equivalents and restricted cash	64,277	(91,399)
Cash, cash equivalents and restricted cash – beginning of period	392,762	294,478
Cash, cash equivalents and restricted cash – end of period	$457,039	$203,079
Cash used in operating activities for the six months ended June 30, 2025 increased by approximately $49.9 million compared to the same period in 2024 primarily due to higher pre-operational expenditures and working capital investments to support the commencement of operations at the Rio Grande LNG Facility.
Cash used in investing activities for the six months ended June 30, 2025 increased by approximately $157.0 million compared to the same period in 2024 primarily due to increased expenditures associated with the Rio Grande LNG Facility.
Cash provided by financing activities for the six months ended June 30, 2025 increased by approximately $362.6 million compared to the same period in 2024. This was driven by an increase of approximately $79.3 million uptick in equity commitment receipts and the absence of approximately $1.3 billion of debt repayments in the current period. These increases were partially offset by a $1.0 billion reduction in debt proceeds.
Results of Operations
The following table summarizes costs, expenses and other income for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$—	$—	$—	$—
General and administrative expense	52,049	33,902	96,991	66,407
Development expense	1,248	2,409	1,555	4,918
Depreciation and amortization expense	2,971	3,223	6,120	6,326
Other	—	—	3,518	—
Total operating loss	(56,268)	(39,534)	(108,184)	(77,651)
Other (expense) income:
Derivative gain (loss)	25,157	109,067	(143,543)	367,939
Interest expense, net	(28,833)	(26,030)	(56,038)	(51,509)
Loss on debt extinguishment	(9,160)	(40,133)	(9,160)	(47,573)
Other, net	(1,528)	(1,066)	1,065	(2,127)
Net (loss) income attributable to NextDecade Corporation	(70,632)	2,304	(315,860)	189,079
Less: net (loss) income attributable to non-controlling interest	(9,765)	34,880	(166,188)	193,309
Net loss attributable to common stockholders	$(60,867)	$(32,576)	$(149,672)	$(4,230)
Net loss attributable to common stockholders was approximately $60.9 million, for the three months ended June 30, 2025 compared to net loss of $32.6 million during the same period in 2024. The $28.3 million increase was primarily a result of the following:
•General and administrative expenses increased by approximately $18.1 million, principally reflecting incremental headcount additions to support the commencement of operations at the Rio Grande LNG Facility.

•Unrealized derivative gains decreased by approximately $83.9 million, primarily reflecting lower forward SOFR rates.
•Loss on debt extinguishment decreased approximately $31.0 million due to the lack of debt repayments during the current period.
•Due to the above changes, net income attributable to non-controlling interest during the three months ended June 30, 2025 decreased approximately $44.6 million as those activities are a component of Intermediate Holdings net income and loss.
Net loss attributable to common stockholders was approximately $149.7 million, for the six months ended June 30, 2025 compared to net loss of $4.2 million during the same period in 2024. The $145.4 million increase was primarily a result of the following:
•General and administrative expenses increased by approximately $30.6 million, principally reflecting incremental headcount additions to support the commencement of operations at the Rio Grande LNG Facility.
•Unrealized derivative gains decreased by approximately $511.5 million, primarily reflecting lower forward SOFR rates.
•Loss on debt extinguishment decreased approximately $38.4 million due to the lack of debt repayments during the current period.
•Due to the above changes, net income attributable to non-controlling interest during the six months ended June 30, 2025 decreased approximately $359.5 million as those activities are a component of Intermediate Holdings net income and loss.
Summary of Critical Accounting Estimates
There were no changes made by management to the critical accounting policies in the three months ended June 30, 2025. Please refer to the Summary of Critical Accounting Estimates section within MD&A and Note 2 to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of our critical accounting estimates and accounting policies.
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
Item 4. Controls and Procedures
We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective.
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
The following table summarizes stock repurchases for the three months ended June 30, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as a Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
April 2025	—	—	—	—
May 2025	3,246	7.51	—	—
June 2025	3,593	8.45	—	—
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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

10.1*†
Amended and Restated Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Train 4 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of June 7, 2025, by and between Rio Grande LNG Train 4, LLC and Bechtel Energy Inc.

10.2*†
Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Train 5 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of June 12, 2025, by and between Rio Grande LNG Train 5, LLC and Bechtel Energy Inc.

10.3*†
Change Orders to the Amended and Restated Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Trains 1 and 2 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of September 14, 2022, by and between Rio Grande LNG, LLC and Bechtel Energy Inc.: (i) EC00180, EC00194, EC00195, EC00208 and EC00213, each dated as of April 2, 2025, (ii) EC00182, dated as of April 7, 2025, (iii) EC00206, dated as of April 15, 2025, (iv) EC00215 and EC00219, each dated as of April 29, 2025, (v) EC00212, dated as of May 6, 2025, (vi) EC00322, dated as of May 9, 2025, (vii) EC00217, dated as of May 23, 2025, (viii) EC00199, dated as of May 28, 2025, (ix) EC00228, dated as of June 15, 2025 and (x) EC00226 and EC00231, each dated as of June 25, 2025

10.4*†
Change Orders to the Amended and Restated Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Train 3 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of September 14, 2022, by and between Rio Grande LNG, LLC and Bechtel Energy Inc.: (i) EC00214 and EC00196, each dated as of April 2, 2025, (ii) EC00183, dated as of April 7, 2025, (iii) EC00207, dated as of April 9, 2025, (iv) EC00234, dated as of May 9, 2025, (v) E00218, dated as of May 23, 2025, (vi) EC00200, dated as of May 28, 2025, (vii) EC00227 and EC00232, each dated as of June 25, 2025, (viii) EC00193, dated as of June 26, 2025, and (ix) EC00224 and EC00239, each dated as of June 27, 2025.

10.5*
First Amendment to Credit Agreement, dated May 14, 2025, by and between Rio Grande LNG Super Holdings, LLC, as Borrower, Atlantic Park Strategic Capital Master Fund II, L.P., as Administrative Agent, Atlantic Park Strategic Capital Master Fund II, L.P., as Collateral Agent, and the lenders party thereto.

10.6*	Amended and Restated Registration Rights Agreement, dated May 14, 2025, by and among NextDecade Corporation, APSC II HoldCo II, L.P. and Bardin Hill Opportunistic Credit Master (US) Fund II LP.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
†	Certain portions of this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTDECADE CORPORATION

Date: July 31, 2025	By:	/s/ Matthew K. Schatzman
Matthew K. Schatzman
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: July 31, 2025	By:	/s/ Brent E. Wahl
Brent E. Wahl
Chief Financial Officer
(Principal Financial Officer)