Form 10-Q
period 2025-09-30
NextDecade Corp
filed 2025-10-30
CIK 1612720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 27, 2025, the issuer had 264,801,408 shares of common stock outstanding.

NEXTDECADE CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

Organizational Structure
The following diagram depicts our abbreviated organizational structure with references to the names of certain entities discussed in this Quarterly Report on Form 10-Q.

NextDecade Corporation
"NextDecade"
NextDecade LNG, LLC
"NextDecade LLC"
Rio Grande LNG Super Holdings, LLC
"Super Holdings"
Rio Grande LNG Phase 1 Super FinCo, LLC
Together, "Super FinCo"
Rio Grande LNG Phase 2 Super FinCo, LLC
Rio Grande LNG Phase 1 FinCo, LLC
Together, "FinCo"
Rio Grande LNG Phase 2 FinCo, LLC
Rio Grande LNG Intermediate Holdings, LLC
"Phase 1 Holdings"
Rio Grande LNG Train 4 Intermediate Holdings, LLC
"Train 4 Holdings"
Rio Grande LNG Train 5 Intermediate Holdings, LLC
"Train 5 Holdings"
Rio Grande LNG, LLC
"Phase 1 LLC"
Rio Grande LNG Train 4, LLC
"Train 4 LLC"
Rio Grande LNG Train 5, LLC
"Train 5 LLC"

Unless the context requires otherwise, references to “NextDecade,” the “Company,” “we,” “us” and “our” refer to NextDecade Corporation (NASDAQ: NEXT) and its consolidated subsidiaries.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
NextDecade Corporation
Consolidated Balance Sheets (1)
(in thousands, except per share data, unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$209,402	$148,137
Restricted cash	535,272	244,625
Derivatives	9,680	16,867
Prepaid expenses and other current assets	10,465	2,943
Total current assets	764,819	412,572
Property, plant and equipment, net	8,470,021	5,020,003
Operating lease right-of-use assets	163,577	166,082
Deferred financing fees	244,521	317,788
Derivatives	329,532	472,057
Other non-current assets	36,349	15,557
Total assets	$10,008,819	$6,404,059

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$428,860	$244,642
Operating leases	3,296	2,881
Accrued and other current liabilities	761,817	347,561
Total current liabilities	1,193,973	595,084
Debt, net	6,609,434	3,920,425
Operating leases	143,260	144,164
Other non-current liabilities	85,805	—
Total liabilities	8,032,472	4,659,673

Commitments and contingencies (Note 10)

Stockholders’ equity
Common stock, $0.0001 par value, 480.0 million authorized: 264.4 million and 260.2 million outstanding, respectively	26	26
Treasury stock: 4.7 million shares and 3.1 million respectively, at cost	(36,478)	(20,916)
Preferred stock, $0.0001 par value, 0.5 million authorized: none outstanding	—	—
Additional paid-in-capital	903,614	852,054
Accumulated deficit	(712,677)	(453,523)
Total stockholders’ equity	154,485	377,641
Non-controlling interest	1,821,862	1,366,745
Total equity	1,976,347	1,744,386
Total liabilities and equity	$10,008,819	$6,404,059

(1) Amounts presented include balances held by our consolidated variable interest entities, Phase 1 Holdings and Train 4 Holdings, as further discussed in Note 7 — Variable Interest Entities.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation
Consolidated Statements of Operations
(in thousands, except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$—	$—	$—	$—
Operating expenses:
General and administrative expense	66,105	43,598	163,096	110,005
Development expense	2,881	2,386	4,436	7,304
Depreciation and amortization expense	2,977	3,172	9,097	9,498
Other	—	—	3,518	—
Total operating expenses	71,963	49,156	180,147	126,807
Total operating loss	(71,963)	(49,156)	(180,147)	(126,807)
Other (expense) income:
Derivative (loss) gain	(74,141)	(329,733)	(217,684)	38,206
Interest expense, net	(38,632)	(15,905)	(94,670)	(67,414)
Loss on debt extinguishment	—	—	(9,160)	(47,573)
Other (expense) income, net	(20)	1,719	1,045	(408)
Total other expense	(112,793)	(343,919)	(320,469)	(77,189)
Net loss attributable to NextDecade Corporation	(184,756)	(393,075)	(500,616)	(203,996)
Less: net loss attributable to non-controlling interest	(75,274)	(269,876)	(241,462)	(76,567)
Net loss attributable to common stockholders	$(109,482)	$(123,199)	$(259,154)	$(127,429)

Net loss per common share — basic and diluted	$(0.42)	$(0.47)	$(0.99)	$(0.49)

Weighted average shares outstanding — basic and diluted	262,581	259,379	261,298	257,981
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation
Consolidated Statement of Stockholders’ Equity
(in thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total stockholders' equity, beginning balances	$1,865,524	$1,278,784	$1,744,386	$740,434

Common stock	26	26	26	26

Treasury Stock:
Beginning balance	(21,007)	(14,367)	(20,916)	(14,214)
Shares repurchased related to share-based compensation	(15,471)	(6,424)	(15,562)	(6,577)
Ending balance	(36,478)	(20,791)	(36,478)	(20,791)

Additional paid-in-capital:
Beginning balance	884,656	804,185	852,054	693,883
Share-based compensation	13,050	4,984	26,884	13,967
Receipt of equity commitments	5,908	3,172	14,088	97,343
Exercise of common stock warrants	—	1,422	2,827	8,570
Warrants issued in connection with Debt (Note 6)	—	—	7,761	—
Ending balance	903,614	813,763	903,614	813,763

Accumulated deficit:
Beginning balance	(603,195)	(396,002)	(453,523)	(391,772)
Net loss	(109,482)	(123,199)	(259,154)	(127,429)
Ending balance	(712,677)	(519,201)	(712,677)	(519,201)

Total stockholders' equity	154,485	273,797	154,485	273,797

Non-controlling interest:
Beginning balance	1,605,044	884,942	1,366,745	452,511
Receipt of equity commitments	292,092	156,868	696,579	395,990
Net (loss) income	(75,274)	(269,876)	(241,462)	(76,567)
Ending balance	1,821,862	771,934	1,821,862	771,934

Total equity, ending balances	$1,976,347	$1,045,731	$1,976,347	$1,045,731
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation
Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net loss attributable to NextDecade Corporation	$(500,616)	$(203,996)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	1,399	1,317
Share-based compensation expense	26,884	13,832
Derivative loss (gain)	217,684	(38,206)
Derivative settlements	15,986	45,231
Amortization of leases	7,735	3,659
Loss on extinguishment of debt	9,160	47,573
Corporate fixed asset retirements	3,518	—
Amortization of debt issuance costs	51,931	49,069
Interest elected to be paid-in-kind	18,754	—
Other	(203)	2,321
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,316	767
Accounts payable	13,339	3,260
Operating leases	(5,676)	(1,631)
Accrued expenses and other liabilities	(9,952)	(9,878)
Net cash used in operating activities	(148,741)	(86,682)
Investing activities:
Acquisition of property, plant and equipment	(2,859,338)	(1,873,194)
Acquisition of other non-current assets	(20,792)	(6,404)
Net cash used in investing activities	(2,880,130)	(1,879,598)
Financing activities:
Proceeds from debt issuance	2,762,500	2,798,890
Receipt of equity commitments	710,667	493,333
Repayment of debt	—	(1,282,000)
Costs associated with repayment of debt	—	(13,423)
Debt issuance costs	(76,822)	(52,623)
Shares repurchased related to share-based compensation	(15,562)	(6,577)
Net cash provided by financing activities	3,380,783	1,937,600
Net increase (decrease) in cash, cash equivalents and restricted cash	351,912	(28,680)
Cash, cash equivalents and restricted cash – beginning of period	392,762	294,478
Cash, cash equivalents and restricted cash – end of period	$744,674	$265,798

Balance per Consolidated Balance Sheets:
	September 30, 2025
Cash and cash equivalents	$209,402
Restricted cash	535,272
Total cash, cash equivalents and restricted cash	$744,674
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation
Notes to Consolidated Financial Statements
(unaudited)
Note 1 — General
Nature of Operations
NextDecade Corporation, a Delaware corporation, is a Houston-based energy company primarily engaged in construction and development activities related to the liquefaction of natural gas and sale of LNG. We are constructing and developing a natural gas liquefaction and export facility located in the Rio Grande Valley near Brownsville, Texas (the “Rio Grande LNG Facility”). Trains 1–3 (“Phase 1”) are owned by Phase 1 LLC and commenced construction in July 2023. The fourth liquefaction train is owned by Train 4 LLC and reached a final investment decision (“FID”) and issued a notice to proceed for construction on September 9, 2025. The fifth liquefaction train will be owned by Train 5 LLC, which has been commercialized and was being progressed toward a FID (see Note 12 – Subsequent Events). The Company is also developing and advancing the permitting process for potential expansion trains 6 through 8 and exploring a potential carbon capture and storage (“CCS”) project at the Rio Grande LNG Facility.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2024. In our opinion, all adjustments, consisting only of normal recurring items, which are considered necessary for a fair presentation of the unaudited consolidated financial statements, have been included. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the operating results for the full year.
Certain reclassifications have been made to conform prior period information to the current presentation. The reclassifications did not have a material effect on the Company’s financial position, results of operations or cash flows.
Note 2 — Property, Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Rio Grande LNG Facility under construction	$8,464,357	$5,009,239
Corporate and other	8,163	12,742
Total property, plant and equipment, at cost	8,472,520	5,021,981
Less: accumulated depreciation	(2,499)	(1,978)
Total property, plant and equipment, net	$8,470,021	$5,020,003
Note 3 — Derivatives
In July 2023, Phase 1 LLC entered into interest rate swap agreements (the “Phase 1 Swaps”) to mitigate exposure to interest rate volatility by hedging a portion of the floating-rate interest payments associated with the credit facilities described in Note 6 — Debt.
In July 2025, Train 4 LLC and FinCo entered into deal-contingent interest rate swap agreements (the “Contingent Swaps”) in anticipation of entering into definitive debt facilities, also described in Note 6 — Debt, to finance a portion of the construction costs of train 4. The debt facilities have since closed; however, the effectiveness of the Contingent Swaps remains contingent upon the issuance by FERC of a final remand order that is not subject to further appeal (the “FERC Remand Condition”). As of September 30, 2025, the Contingent Swaps had not yet become effective. See Note 12 — Subsequent Events, for additional information about the Contingent Swaps.
As of September 30, 2025, the Company has the following interest rate swaps outstanding (in thousands):

	Initial Notional Amount	Maximum Notional Amount	Maturity (1)	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
Phase 1 Swaps	$123,000	$7,916,900	2048	3.4%	USD - SOFR
FinCo Swaps	—	662,000	2034	4.1%	USD - SOFR
Train 4 Swaps	—	3,230,000	2050	4.2%	USD - SOFR
(1) Phase 1 Swaps have an early mandatory termination date in July 2030. The FinCo and Train 4 Swaps have an early mandatory termination date of sixth and seventh anniversary date, respectively, of them becoming effective.
The Company values the Swaps and the Contingent Swaps using an income-based approach based on observable inputs to the valuation model including interest rate curves, risk adjusted discount rates, credit spreads and other relevant data. The total net fair value of the Phase 1, FinCo and Train 4 Swaps is approximately $254.5 million as of September 30, 2025, and are classified as Level 2 in the fair value hierarchy.
Note 4 — Leases
The Company commenced the Rio Grande LNG Facility site lease in July 2023 and it has an initial term of 30 years. The lease includes options to renew for up to two additional 10 year periods. However, because the Company was not reasonably certain that those options will be exercised, they were not recognized as part of our right of use assets and lease liabilities.
Additionally, the Company has entered into an office space lease which expires on December 31, 2035, and does not include any options for renewal.
For the three months ended September 30, 2025 and 2024, our operating lease costs were $2.6 million and $2.6 million, respectively. For the nine months ended September 30, 2025 and 2024, our operating lease costs were $7.7 million and, $8.2 million, respectively. For the nine months ended September 30, 2025 and 2024, we paid approximately $5.7 million and $6.1 million, respectively, in cash for amounts included in the measurement of operating lease liabilities, all of which are presented within operating cash flows.
Maturity of operating lease liabilities as of September 30, 2025 are as follows (in thousands, except lease term and discount rate):

2025 (remaining)	$1,913
2026	9,822
2027	9,865
2028	9,910
2029	9,654
Thereafter	189,588
Total undiscounted lease payments	230,752
Discount to present value	(84,196)
Present value of lease liabilities	$146,556

Weighted average remaining lease term — years	25.8
Weighted average discount rate — percent	4.2
Note 5 — Accrued Liabilities and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Rio Grande LNG Facility costs	$709,535	$276,137
Accrued interest	9,002	40,911
Employee compensation expense	13,594	13,425
Taxes	12,197	2,862
Other accrued liabilities	17,489	14,226
Total accrued and other current liabilities	$761,817	$347,561

Note 6 — Debt
Outstanding debt consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Phase 1 LLC Debt:
6.67% Senior Secured Notes due 2033	$700,000	$700,000
6.85% Senior Secured Notes due 2047	190,000	190,000
6.58% Senior Secured Notes due 2047	1,115,000	1,115,000
6.72% Senior Secured Loans due 2033	356,000	356,000
7.11% Senior Secured Loans due 2047	251,000	251,000
CD Credit Facility	2,967,000	1,022,000
TCF Credit Facility	413,000	226,000
Total Phase 1 LLC Debt	5,992,000	3,860,000
12.00% Corporate Credit Agreement due 2030 (1)	243,754	175,000
13.00% Super FinCo Term Loan due 2031	600,000	—
Total debt	6,835,754	4,035,000
Unamortized debt issuance costs	(226,320)	(114,575)
Total debt, net	$6,609,434	$3,920,425

(1) Includes paid-in-kind interest of approximately $18.8 million.
Phase 1 LLC Debt
Senior Secured Notes and Senior Secured Loans
The 6.67% Senior Secured Notes, 6.85% Senior Secured Notes and 6.58% Senior Secured Notes (collectively, the “Senior Secured Notes”) as well as the 6.72% Senior Secured Loans and 7.11% Senior Secured Loans (collectively, the “Senior Secured Loans”) are senior secured obligations of Phase 1 LLC, ranking senior in right of payment to any and all of Phase 1 LLC’s future indebtedness that is subordinated to the Senior Secured Notes and the Senior Secured Loans, and equal in right of payment with Phase 1 LLC’s other existing and future indebtedness that is senior and secured by the same collateral securing the Senior Secured Notes and Senior Secured Loans. The Senior Secured Notes and Senior Secured Loans are secured on a first-priority basis by a security interest in all of the membership interests in Phase 1 LLC and substantially all of Phase 1 LLC’s assets, on a pari passu basis with the CD Credit Facility and the TCF Credit Facility.
Phase 1 LLC’s Credit Facilities
Below is a summary of Phase 1 LLC’s committed credit facilities as of September 30, 2025 (in thousands):

	CD Senior Working Capital Facility	CD Credit Facility	TCF Credit Facility
Total Facility Size	$250,000	$8,448,000	$800,000
Less:
Outstanding balance	—	2,967,000	413,000
Letters of credit issued	74,387	—	—
Available commitment	$175,613	$5,481,000	$387,000

Priority ranking	Senior secured	Senior secured	Senior secured
Interest rate on outstanding balance	SOFR + 2.25%	SOFR + 2.25%	SOFR + 2.25%
Commitment fees on undrawn balance	0.68%	0.68%	0.68%
Maturity Date	2030	2030	2030
Phase 1 LLC’s obligations under the CD Senior Working Capital Facility and CD Credit Facility are secured by substantially all of the assets of Phase 1 LLC as well as a pledge of all of the membership interests in Phase 1 LLC on a first-priority, pari passu basis with the Senior Secured Notes, the Senior Secured Loans and the loans made under the TCF Credit Facility.
Phase 1 LLC’s obligations under the TCF Credit Agreement are secured by substantially all of Phase 1 LLC’s assets, as well as by a pledge of all membership interests in Phase 1 LLC, on a first-priority, pari passu basis with the Senior Secured Notes, the Senior

Secured Loans, and the loans made under the CD Credit Facility. Total Energies Holdings SAS provides contingent credit support to pay Phase 1 LLC past due TCF Credit Facility amounts upon demand.
Restrictive Debt Covenants
The CD Credit Facility and the TCF Credit Facility include certain covenants and events of default customary for project financings, including a requirement that interest rates for a minimum of 75% of the projected and outstanding principal amount be hedged or have fixed interest rates. The Senior Secured Loans, Senior Secured Notes and Phase 1 LLC Credit Facilities require Phase 1 LLC to maintain a historical debt service coverage ratio (“DSCR”) of at least 1.10:1.00 at the end of each fiscal quarter starting from the initial principal payment date.
With respect to certain events, including a change of control event and receipt of certain proceeds from asset sales, events of loss or liquidated damages, the Senior Secured Notes and Senior Secured Loans require Phase 1 LLC to make an offer to repay the amounts outstanding at 101% (with respect to a change of control event) or par (with respect to each other event).
Corporate Credit Agreement
On December 31, 2024, Super Holdings entered into a credit agreement (the “Corporate Credit Agreement”) to borrow an aggregate principal amount of $175.0 million.
The Corporate Credit Agreement matures on December 31, 2030 and bears a fixed annual interest rate of 12.0% which is payable quarterly. The Company may elect to add to the outstanding principal as paid-in-kind interest with respect to the first eight interest payment dates and may elect 50% as paid-in-kind interest of each interest payment date thereafter.
The Company may prepay the principal of the Corporate Credit Agreement, plus any unpaid interest, as follows:

Prepayment Prior To	% of Principal
December 31, 2026 (1)	100.0%
December 31, 2027	105.0%
December 31, 2028	102.5%
December 31, 2030	100.0%

(1) Prepayment prior to December 31, 2026 would require an additional make whole premium.
In conjunction with the Corporate Credit Agreement, NextDecade issued to the lender warrants in two tranches to purchase 7.2 million shares of our common stock (the “Initial Warrants”).
On May 14, 2025, the Corporate Credit Agreement was amended to increase its initial principal amount by an additional $50.0 million (the “CC Amendment”) with the same interest rate, maturity date and prepayment terms as the Corporate Credit Agreement.
In conjunction with the CC Amendment, NextDecade issued warrants to purchase an additional approximately 2.0 million shares of our common stock (the “CC Amendment Warrants”) to the lenders. The relative fair value of the CC Amendment Warrants of approximately $7.8 million has been recognized as a discount to the Corporate Credit Agreement. For additional details about the Initial Warrants and CC Amendment Warrants, refer to Note 8 — Stockholders' Equity.
The Corporate Credit Agreement permits subsidiaries of Super Holdings to incur indebtedness to fund project-level equity in support of the construction of train 4 and train 5, subject to the terms and conditions provided therein, including that Super Holdings make an offer to prepay the Corporate Credit Agreement in full at par plus accrued and unpaid interest.
Super FinCo Term Loan
On September 9, 2025 (the “Train 4 FID Date”), Super FinCo entered into a credit agreement (the “Super FinCo Credit Agreement”) providing a senior term loan of $0.6 billion to fund a portion of the Company's equity contributions to finance interest during construction, pay fees and expenses associated with the Super FinCo and FinCo credit agreements and related facilities, and fund other costs of Super FinCo associated with train 4. The term loan matures on the earlier of the eighth anniversary of the Train 4 FID Date or the 85th day prior to the maturity of the FinCo Facility (as extended or refinanced). Interest accrues from the Train 4 FID Date and is payable quarterly with Super FinCo having the option to elect to pay paid-in-kind interest in full through the first anniversary of train 4 completion and up to 50% thereafter. Voluntary prepayments are permitted at par plus an applicable make-whole premium and accrued interest prior to the fifth anniversary of the Train 4 FID Date, and at par plus accrued interest thereafter. The facility is secured by pledges of the equity interests in the Super FinCo borrowers by their holding companies and by a first-priority security interest in substantially all personal property of Super FinCo, including membership interests in FinCo.
See Note 12 — Subsequent Events, for additional information about the Super FinCo Credit Agreement.
Restrictive Covenants
The agreement contains customary negative covenants limiting additional indebtedness, certain investments, dividends and other restricted payments, asset sales, liens, and fundamental changes, and provides for mandatory prepayments from specified proceeds, including certain insurance or condemnation recoveries, asset sales, performance liquidated damages under defined construction contracts, terminations of certain LNG sale and purchase agreements, and specified subsidiary distributions. In addition, NextDecade

LLC has agreed to fund capital contributions up to its proportionate share of any overrun capital contributions necessary to complete Phase 1 or train 4 and certain operating expenses of FinCo or Super FinCo.
FinCo Credit Agreement
On the Train 4 FID Date, FinCo entered into a credit agreement (the “FinCo Credit Agreement”) providing a loan and letter of credit facility of up to approximately $0.7 billion, including an approximate $0.6 billion letter of credit sublimit, to fund equity contributions for Train 4 LLC and to finance interest during train 4 construction and related fees and expenses. Availability commences upon satisfaction of the FERC Remand Condition. Principal amortizes quarterly beginning on or after 90 days following project completion, and the facility matures on the fifth anniversary of the Train 4 FID Date, with a one-year extension option exercisable within the 90-day period preceding such anniversary. Borrowings bear interest at SOFR plus 3.50% or base rate plus 2.50%, and undrawn amounts are subject to commitment and letter of credit fees. The facility is secured by pledges of FinCo equity and first-priority liens on substantially all FinCo assets, including equity interests in Phase 1 LLC and Train 4 LLC, pursuant to a security agreement and deed of trust.
As of September 30, 2025, no amounts had been drawn under the FinCo Credit Agreement. See Note 12 — Subsequent Events, for additional information about the FinCo Credit Agreement.
Restrictive Covenants
The FinCo Credit Agreement requires that not less than 90% and not more than 100% of the projected outstanding principal be hedged or otherwise fixed and requires FinCo to maintain a stand-alone historical DSCR of at least 1.10:1.00 each quarter beginning on the initial principal payment date, with an equity cure permitted. Additional covenants limit the incurrence of indebtedness, certain investments, dividends and other restricted payments, asset sales, liens, and fundamental changes. The agreement permits additional pari passu indebtedness to fund Train 5 LLC equity subject to specified milestones and continuing ownership thresholds. Mandatory prepayments apply from specified asset and equity sale proceeds, and the agreement includes a quarterly excess cash flow sweep equal to 100% until cumulative prepayments or cancelled commitments reach 25% of principal plus any Train 5 LLC debt, 75% of excessive cash flow until cumulative prepayments or cancellations equal 50% of the prepaid amount, and 50% of the excess cash flow thereafter.
Train 4 LLC Credit Agreement
On the Train 4 FID Date, Train 4 LLC entered into a construction/term loan facility of up to approximately $3.8 billion to finance train 4 project costs, related fees and expenses. Borrowings bear interest at SOFR plus 2.00% (or base rate plus 1.00%), with rating-based step-downs to SOFR + 1.875% / base + 0.875% upon “Baa2/BBB” and to SOFR + 1.75% / base + 0.75% upon “Baa1/BBB+.” Undrawn amounts accrue commitment fees. Principal amortizes quarterly beginning on or after 90 days following the completion of train 4 (the “Initial Principal Payment Date”).
As of September 30, 2025, no amounts had been drawn under the Train 4 LLC Credit Agreement.
Restrictive Covenants
The Train 4 LLC Credit Agreement includes: (i) a hedging requirement to fix or hedge between 75% and 110% of projected senior secured debt; (ii) a historical DSCR ≥ 1.10:1.00 each fiscal quarter beginning on the Initial Principal Payment Date, with an equity cure; and (iii) customary negative covenants limiting additional indebtedness, certain investments, restricted payments, asset sales, liens, fundamental changes, and entry into certain LNG sales contracts. Mandatory prepayments apply from specified insurance/condemnation proceeds, asset-sale proceeds, performance liquidated damages, and certain LNG sale and purchase agreement terminations. Upon events of default (after applicable cure periods), the administrative agent may, or at required lenders’ direction will, accelerate amounts due, terminate undrawn commitments, and require cash collateralization of outstanding letters of credit; acceleration/termination occurs automatically upon bankruptcy or insolvency events.
Covenant Compliance
As of September 30, 2025, the Company was in compliance with all covenants related to its respective debt agreements.
Debt Extinguishment
During April 2025, Phase 1 LLC reduced the available commitment on the CD Senior Working Capital Facility by $250.0 million, resulting in a loss on debt extinguishment of approximately $9.2 million for the nine months ended September 30, 2025.

Interest Expense
Total interest expense, excluding interest income and net of capitalized interest, consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest on debt obligations	$102,037	$51,349	$259,546	$134,636
Amortization of debt issuance costs	18,006	16,154	51,917	49,069
Other interest and financing costs	484	978	1,680	2,133
Total interest cost incurred	120,527	68,481	313,143	185,838
Capitalized interest	(80,248)	(52,576)	(214,024)	(118,424)
Interest expense recognized	$40,279	$15,905	$99,119	$67,414
Fair Value Disclosures
The following table shows the carrying amount and estimated fair value of our debt (in thousands):

	September 30, 2025		December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes	$2,005,000	$2,012,460	$2,005,000	$1,984,836
Senior Loans	607,000	628,760	607,000	609,082
Corporate Credit Agreement	243,754	213,185	175,000	169,750
Super FinCo Term Loan	600,000	595,430	—	—
The fair value of the Senior Secured Notes, Senior Secured Loans, Corporate Credit Agreement and Super FinCo Term Loan was calculated based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including interest rates on debt issued by parties with comparable credit ratings and are classified as Level 2 in the fair value hierarchy.
The fair values of the CD Credit Facility, TCF Credit Facility and Corporate Credit Facility approximates their respective carrying amounts because their variable interest rates align to market interest rates.
Note 7 — Variable Interest Entities
Phase 1 Holdings and Train 4 Holdings and their wholly owned subsidiaries were established to construct and operate Phase 1 and train 4 of the Rio Grande LNG Facility, respectively. The Company is not obligated to fund their losses. Additionally, through agreements with NextDecade LLC, the Company holds decision-making rights over construction and key operational aspects of Phase 1 LLC and Train 4 LLC, which agreements can only be terminated by equity holders for cause. Based on these factors, the Company determined it holds a variable interest in Phase 1 LLC and Train 4 LLC and is their primary beneficiary, resulting in the consolidation of Phase 1 Holdings and Train 4 Holdings in these Consolidated Financial Statements.
The following table presents the summarized combined assets and liabilities (in thousands) of Phase 1 Holdings and Train 4 Holdings, which are included in the Company’s Consolidated Balance Sheets. The assets in the table below may only be used to settle the obligations of Phase 1 Holdings and Train 4 Holdings, respectively. In addition, there is no recourse to NextDecade for the consolidated VIE’s liabilities. The assets and liabilities in the table below include assets and liabilities of Phase 1 Holdings and Train 4 Holdings only and exclude intercompany balances between Phase 1 Holdings and Train 4 Holdings and NextDecade, which are eliminated in the Consolidated Financial Statements of NextDecade.

	September 30, 2025	December 31, 2024
Assets
Current assets:
Restricted cash	$473,934	$244,625
Derivatives	9,204	16,867
Prepaid expenses and other current assets	6,433	1,084
Total current assets	489,571	262,576
Property, plant and equipment, net	8,461,984	5,007,345
Operating lease right-of-use assets	151,086	153,679
Deferred financing fees	242,297	317,788
Derivatives	329,532	472,057
Other non-current assets	21,441	15,407
Total assets	$9,695,911	$6,228,852

Liabilities
Current liabilities:
Accounts payable	$419,781	$242,689
Accrued liabilities and other current liabilities	734,861	321,162
Operating lease	2,722	2,649
Total current liabilities	1,157,364	566,500
Operating lease	127,202	129,253
Derivatives	79,298	—
Debt, net	5,849,000	3,788,802
Total liabilities	$7,212,864	$4,484,555
Note 8 — Stockholders’ Equity
NextDecade issued the Initial Warrants in two tranches giving the lender the right to purchase up to approximately 3.6 million shares of our common stock at $7.15 per share (“Tranche A”) and an additional approximately 3.6 million shares of our common stock at $9.30 per share (“Tranche B”). The Initial Warrants may be exercised by the holder solely on a cashless exercise basis at any time prior to December 31, 2029.
The Company, at its discretion, may cause Tranche A to be exercised on a cash exercise basis (i) on any date between June 30, 2026 and December 31, 2026, if the 30-day volume weighted average trading price (“VWAP”) of the Company equals or exceeds $13.50 per share and the closing price for the Company’s common stock exceeds such VWAP immediately prior to the date of exercise, or (ii) on any date between January 1, 2027 and July 1, 2027, if the 30-day VWAP for the Company's common stock equals or exceeds $15.00 per share and the closing price of the Company's common stock exceeds such VWAP immediately prior to the date of exercise, provided that in each case certain liquidity conditions regarding the holders ability to sell the shares of the Company's common stock have been met.
The CC Amendment Warrants give the lenders the right to purchase up to approximately 2.0 million shares of our common stock at $9.30 per share. The CC Amendment Warrants may be exercised by the holders solely on a cashless exercise basis at any time prior to May 14, 2030.
The Initial Warrants and CC Amendment Warrants have been excluded from the computation of diluted loss per share for the three and nine months ended September 30, 2025 because including them in the computation would have been antidilutive for the period presented.
Note 9 — Share-based Compensation
The Company has granted restricted stock and restricted stock units (collectively, “Restricted Stock”), as well as unrestricted stock and stock options, to employees, directors and outside consultants under the 2017 Omnibus Incentive Plan, as amended (the “2017 Plan”). Upon the vesting of Restricted Stock, shares of common stock are released to the grantee.
As of September 30, 2025, we had approximately 6.7 million shares of service-based and approximately 4.8 million shares of performance-based Restricted Stock outstanding. For the three and nine months ended September 30, 2025 and 2024, the Company recognized approximately $13.1 million and $5.0 million, respectively, and $26.9 million, and $13.8 million respectively, of share-based compensation expense related to all share-based awards.

The approximately 11.4 million shares of Restricted Stock, as well as approximately 1.5 million stock options outstanding, have been excluded from the computation of diluted loss per share for the three and nine months ended September 30, 2025 because including them in the computation would have been antidilutive for the period presented.
Note 10 — Commitments and Contingencies
Legal Proceedings
From time to time the Company may be subject to various claims and legal actions that arise in the ordinary course of business. As of September 30, 2025, management is not aware of any claims or legal actions against the Company that, separately or in the aggregate, are likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows, although the Company cannot guarantee that a material adverse effect will not occur.
Note 11 — Supplemental Cash Flows
The following table provides supplemental disclosure of cash flow information (in thousands):

	Nine Months Ended September 30,
	2025	2024
Interest payments classified as operating activities	$46,339	$32,018
Accounts payable for acquisition of property, plant and equipment	412,574	218,313
Accruals for acquisition of property, plant and equipment	716,208	307,652
Non-cash settlement of warrant liabilities	2,827	8,571
Corporate fixed asset retirements	879	1,256
Accrued liabilities for debt and equity issuance costs	8,839	—
Reclassification from other non-current assets to property, plant and equipment	—	1,867
Note 12 — Subsequent Events
Train 5
On October 16, 2025, Train 5 LLC achieved a FID on the fifth liquefaction train of the Rio Grande LNG Facility. In connection with the FID, Train 5 LLC entered into a credit agreement providing for an aggregate of approximately $3.6 billion of construction and term loans and issued $0.5 billion of senior secured notes (together, the “Train 5 Credit Agreement”), along with related security and intercreditor agreements, to partially finance the design, procurement, and construction of Train 5 and related project costs. Train 5 LLC also entered into interest-rate swaps with a peak notional amount of approximately $3.1 billion (the “Train 5 Swaps”), which were conditional upon satisfaction of the FERC Remand Condition.
In addition, the Company’s indirect financing subsidiaries amended and expanded their credit facilities to support equity-funding obligations associated with Train 5 Holdings, which total approximately $2.6 billion of committed equity contributions. The FinCo Credit Agreement was amended and restated to provide for total borrowings and letters of credit of up to approximately $1.5 billion, and the Super FinCo Credit Agreement was amended to provide an additional $0.6 billion term loan. The proceeds of these facilities are available solely to fund equity contributions to facilitate train 4 and train 5 construction and related debt-service and reserve requirements.
FERC Remand Order
On October 30, 2025, the FERC Remand Condition was satisfied and the Train 4 Swaps and Train 5 Swaps became effective. Additionally, FinCo may now make draws under the FinCo Credit Agreement.

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
•the timing and cost of the development, construction and operation of the first five liquefaction trains and related common facilities of the multi-plant integrated natural gas and liquefaction and LNG export terminal facility to be located at the Port of Brownsville in southern Texas (the “Rio Grande LNG Facility”);
•the availability and frequency of cash distributions available to us from our joint ventures which own the first three trains and related common facilities ("Phase 1"), the fourth liquefaction train and related common facilities ("Train 4"), and the fifth liquefaction train and related common facilities ("Train 5") at the Rio Grande LNG Facility, respectively;
•the timing and cost of the development of subsequent liquefaction trains at the Rio Grande LNG Facility;
•the ability to generate sufficient cash flow to satisfy NextDecade's or Rio Grande's significant debt service obligations or to refinance such obligations ahead of their maturity;
•restrictions imposed by debt agreements that limit flexibility in operating the Company's business;
•increases in interest rates that increase the cost of servicing indebtedness;
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
NextDecade Corporation, a Delaware corporation, is a Houston-based energy company primarily engaged in construction and development activities related to the liquefaction of natural gas and sale of LNG. We are constructing and developing a natural gas liquefaction and export facility located in the Rio Grande Valley near Brownsville, Texas (the “Rio Grande LNG Facility”). The first five liquefaction trains and related infrastructure (together, Phase 1, Train 4, and Train 5) at the Rio Grande LNG Facility are currently under construction. We are also developing and advancing the permitting process for expansion Trains 6 through 8 and exploring a potential carbon capture and storage ("CCS") project at the Rio Grande LNG Facility.
We are focused on constructing and operating the Rio Grande LNG Facility safely, efficiently, on schedule, and on budget. We seek to deliver secure, affordable, and cleaner energy through the development and operation of liquefaction capacity at the Rio Grande LNG Facility.
Unless the context requires otherwise, references to “NextDecade,” “the Company,” “we,” “us,” and “our” refer to NextDecade Corporation and its consolidated subsidiaries, references to “Phase 1 LLC” refer to Rio Grande LNG, LLC, references to "Train 4 LLC" refer to Rio Grande LNG Train 4, LLC, and references to "Train 5 LLC" refer to Rio Grande LNG Train 5, LLC.
Significant Recent Developments
Significant developments since January 1, 2025 include the following:

Development and Construction
•Under the engineering, procurement, and construction (“EPC”) contracts with Bechtel Energy, Inc. (“Bechtel”), as of September 2025:
•The overall project completion percentage for Trains 1 and 2 and the common facilities at the Rio Grande LNG Facility was 55.9%. Within this project completion percentage, engineering was 95.0% complete, procurement was 88.8% complete, and construction was 29.8% complete.
•The overall project completion percentage for Train 3 at the Rio Grande LNG Facility was 33.4%. Within this project completion percentage, engineering was 70.8% complete, procurement was 67.2% complete, and construction was 4.5% complete.
•Progress for Train 4 included advancement on engineering drawings, issuance of purchase orders for a range of equipment and materials, and commencement of area clearing.
•In February 2025, we provided additional information regarding its development of additional liquefaction capacity at the Rio Grande LNG Facility beyond Trains 1 through 5. Trains 6 through 8 are currently wholly owned by NextDecade and are cumulatively expected to increase the Company's total liquefaction capacity by approximately 18 million tonnes per annum ("MTPA") once constructed and placed into operation.
◦Train 6, which has an expected LNG production capacity of approximately 6 MTPA, is being developed inside the existing levee at the site and adjacent to Trains 1 through 5. A pre-filing application with the Federal Energy Regulatory Commission ("FERC") for Train 6 is expected in 2025, and a full FERC application is expected in 2026.
◦The Company is evaluating multiple areas on the site for the development of Trains 7 and 8, which have a total expected LNG production capacity of approximately 12 MTPA.
•On September 9, 2025, we announced a positive final investment decision ("FID") on Train 4 and related infrastructure at the Rio Grande LNG Facility and issued full notice to proceed ("NTP") to Bechtel Energy Inc. ("Bechtel") under the EPC contract for Train 4. Total project costs for Train 4 and related infrastructure are expected to total approximately $6.7 billion. Train 4 has an expected LNG production capacity of approximately 6 million MTPA, and guaranteed substantial completion of Train 4 is in the second half of 2030.
•On October 16, 2025, we announced a positive FID on Train 5 and related infrastructure at the Rio Grande LNG Facility and issued full NTP to Bechtel under the EPC contract for Train 5. Total project costs for Train 5 and related infrastructure are expected to total approximately $6.7 billion. Train 5 has an expected LNG production capacity of approximately 6 million MTPA, and guaranteed substantial completion of Train 5 is in the first half of 2031.
Strategic and Commercial
•In April 2025, we announced a 20-year LNG Sale and Purchase Agreement (“SPA”) with a subsidiary of Saudi Aramco (“Aramco”), pursuant to which the Aramco subsidiary will purchase 1.2 MTPA of LNG from Train 4 at the Rio Grande LNG Facility for 20 years, on a free on board (“FOB”) basis at a price indexed to Henry Hub.
•In April 2025, we announced that TotalEnergies exercised its LNG purchase option with respect to Train 4 and the Company entered into a 20-year LNG SPA with TotalEnergies, pursuant to which TotalEnergies will purchase 1.5 MTPA of LNG from Train 4 at the Rio Grande LNG Facility for 20 years, on an FOB basis at a price indexed to Henry Hub.
•In May 2025, we announced a 20-year LNG SPA with JERA, pursuant to which JERA will purchase 2.0 MTPA of LNG from Train 5 at the Rio Grande LNG Facility for 20 years, on an FOB basis at a price indexed to Henry Hub.
•In June 2025, we finalized a pricing refresh of the Company's lump-sum, turnkey EPC contract with Bechtel for the construction of Train 4 and related infrastructure and executed a lump-sum, turnkey EPC contract with Bechtel for the construction of Train 5 and related infrastructure.
•In September 2025, we announced a 20-year LNG SPA with EQT Corporation ("EQT"), pursuant to which EQT will purchase 1.5 MTPA of LNG from Train 5 at the Rio Grande LNG Facility for 20 years, on an FOB basis at a price indexed to Henry Hub.
•In September 2025, we announced a 20-year LNG SPA with ConocoPhillips, pursuant to which ConocoPhillips will purchase 1.0 MTPA of LNG from Train 5 at the Rio Grande LNG Facility for 20 years, on an FOB basis at a price indexed to Henry Hub.
Financial
•In April 2025, Phase 1 LLC elected to terminate $250 million of commitments under its working capital facility due to a decrease in expected requirements for credit support during construction, which reduced the outstanding commitments under the working capital facility to $250 million and is expected to reduce related commitment fees by approximately $2 million annually.
•In May 2025, our wholly-owned subsidiary Rio Grande LNG Super Holdings, LLC, entered into an amendment to the credit agreement with the lender of its existing senior secured loan (the "Super Holdings Loan") to increase the loan amount by $50 million to a total of $225 million initial principal. Incremental proceeds from the Super Holdings Loan were disbursed at closing on May 14, 2025, and net proceeds can be used to fund working capital and general corporate purposes, including development expenses for expansion trains at the Rio Grande LNG Facility and specifically pre-FID expenses for Trains 4 and 5. Borrowings under the Super Holdings Loan bear interest at 12.0%, with interest payable quarterly. Interest may be paid in-kind until March 31, 2027 and up to 50% in-kind thereafter. The Super Holdings Loan matures December 31, 2030.
•In conjunction with the closing of the May 2025 amendment to the Super Holdings Loan, we issued warrants that are exercisable for an aggregate of approximately 2.0 million shares of our common stock to the lender of the Super Holdings Loan. The warrants are exercisable for five years after the amendment date at $9.30 per share, which represented a 30% premium to the volume weighted average price for the 30 trading-day period immediately preceding the amendment date.
•On September 9, 2025, in conjunction with the positive FID on Train 4 at the Rio Grande LNG Facility, we and certain of our subsidiaries closed an approximately $6.7 billion project financing for Train 4, which included the closing of:
◦A joint venture agreement which included approximately $1.69 billion of financial commitments from Global Infrastructure Partners, a part of BlackRock ("GIP"), GIC, Mubadala Investment Company, and TotalEnergies;
◦A commitment by the Company to invest approximately $1.13 billion in Train 4; and
◦A senior secured, non-recourse bank credit facility of $3.85 billion with a seven year maturity.
•On September 9, 2025, to fully fund the Company's approximately $1.13 billion equity commitments for Train 4, certain of our wholly-owned subsidiaries entered into a delayed draw, senior secured term loan bank facility of $734 million with a five year maturity (the "FinCo Loan") and term loans of $600 million with a maturity date of the earlier of eight years or the 85th day prior to the maturity date of the FinCo Loan (the "SuperFinCo Loan").
•On October 16, 2025, in conjunction with the positive FID on Train 5 at the Rio Grande LNG Facility, we and certain of our subsidiaries closed an approximately $6.7 billion project financing for Train 5, which included the closing of:
◦A joint venture agreement which included approximately $1.29 billion of financial commitments from GIP, GIC, and Mubadala Investment Company;
◦A commitment by the Company to invest approximately $1.29 billion in Train 5;
◦A senior secured, non-recourse bank credit facility of $3.59 billion with a seven year maturity; and
◦An offering of $500 million senior secured, non-recourse private placement notes, which will bear interest at 6.56%, will be funded in multiple tranches from December 2025 through October 2026, and will amortize over a period of 20 years beginning in September 2031.
•On October 16, 2025, to fully fund the Company's approximately $1.29 billion equity commitments for Train 5, we contributed $233 million cash to Train 5 LLC, and certain of our wholly-owned subsidiaries increased the size of the FinCo Loan by $729 million, to a total of approximately $1.46 billion, and increased the size of the SuperFinCo Loan by $600 million, to a total of $1.2 billion.
•In October 2025, Rio Grande LNG Super Holdings, LLC, entered into a term sheet with the lender of the Super Holdings Loan to refinance $50 million of the existing loan amount and provide $50 million of incremental capital in the form of an exchangeable loan with total initial principal of $100 million (the "Exchangeable Loan"). Upon consummation of the transaction, the Exchangeable Loan would bear interest at 8%, payable in cash or in-kind at the Company's election, and would mature in October 2030. The initial principal of the Exchangeable Loan, and any amounts of interest paid in-kind, would be exchangeable into shares of Company common stock at $9.50 per share. Additionally, the interest rate on the remaining balance of the Super Holdings Loan would be amended to 13.5%.
Regulatory
•In March 2025, the U.S. Court of Appeals for the D.C. Circuit (the “D.C. Circuit Court”) issued a revision to its August 2024 decision regarding the Company's FERC order, resulting in a remand without vacatur of the FERC order for the first five liquefaction trains at the Rio Grande LNG Facility. Pursuant to the remand, FERC was to consider the issue of a supplemental Environmental Impact Statement (“SEIS”) in view of several executive orders issued since January 20, 2025.
•In July 2025, the FERC issued a final SEIS for the first five liquefaction trains at the Rio Grande LNG Facility, following a draft SEIS in March 2025.
•In August 2025, the FERC issued a final order on remand reaffirming its authorization for the siting, construction, and operation of the first five liquefaction trains at the Rio Grande LNG Facility, and as of October 30, 2025, the order is no longer appealable to FERC.
Rio Grande LNG Facility Activity
Liquefaction Facilities Overview and Construction Progress
We are constructing and developing the Rio Grande LNG Facility on the north shore of the Brownsville Ship Channel in south Texas. The site is located on approximately 1,000 acres of land, which has been leased long-term and includes 15,000 feet of frontage on the Brownsville Ship Channel. We believe the site is advantaged due to its proximity to abundant natural gas resources in the Permian

Basin and Eagle Ford Shale, access to an uncongested waterway for vessel loading, and location in a region that has historically been subject to fewer and less severe weather events relative to other locations along the U.S. Gulf Coast. Trains 1 through 5 at the Rio Grande LNG Facility are under construction, and we are developing and advancing the permitting process for Trains 6 through 8. There is sufficient space at the Rio Grande LNG Facility site for up to 10 liquefaction trains.
Construction commenced on Phase 1 at the Rio Grande LNG Facility in July 2023, on Train 4 in September 2025, and on Train 5 in October 2025, in each case following a positive FID and the closing of project financing by the Company's subsidiaries. Construction will be completed by Bechtel under fully wrapped, lump-sum turnkey EPC contracts, and the liquefaction trains will utilize Honeywell AP-C3MRTM liquefaction technology, which is the predominant liquefaction technology utilized globally.
The combined scope of Phase 1, Train 4, and Train 5 includes five liquefaction trains with a total expected LNG production capacity of approximately 30 MTPA, four 180,000 cubic meter full containment LNG storage tanks, two jetty berthing structures designed to load LNG carriers up to 216,000 cubic meters in capacity, and associated site infrastructure and common facilities including feed gas pretreatment facilities, electric and water utilities, ground flares, roads, levees surrounding the entire site, and warehouses, administrative, operations control room and maintenance buildings.
As of September 2025, progress on Phase 1 is ahead of schedule under the EPC contracts. During the third quarter of 2025, the construction team continued piping fabrication, rebar installation, equipment setting and concrete placement, and structural steel erection in the areas of Trains 1, 2, and 3. Roof raises were completed for the first two LNG storage tanks. Across the site, Bechtel also continued installing concrete foundations, instrument air receivers, floodgates, permanent fencing, temporary facilities, and other siteworks. In September 2025, the first compressor string and turbine for Train 1 arrived onsite.
During September 2025, progress on Train 4 included advancement on engineering drawings, issuance of purchase orders for a range of equipment and materials, and commencement of area clearing.
LNG Sale and Purchase Agreements for Trains 1 Through 5
We have entered into long-term SPAs with 14 creditworthy counterparties for aggregate volumes of approximately 25.3 MTPA of LNG from Trains 1 through 5 at the Rio Grande LNG Facility. The SPAs have a weighted average term of 19.5 years. Under these SPAs, the customers will purchase LNG from the Rio Grande LNG Facility for a price consisting of a fixed fee per MMBtu of LNG plus a variable fee per MMBtu of LNG, with the variable fees structured to cover the expected cost of natural gas plus fuel and other sourcing costs to produce LNG. In certain circumstances, customers may elect to cancel or suspend deliveries of LNG cargoes, in which case the customers would still be required to pay the fixed fee with respect to cargoes that are not delivered. A portion of the fixed fee under each SPA will be subject to annual adjustment for inflation. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific train; however, the commencement of the term of each SPA is tied to a specified train.
Each of these SPAs is currently effective, and deliveries of LNG under these SPAs will commence on the respective Date of First Commercial Delivery (“DFCD”), which is primarily tied to the substantial completion or guaranteed substantial completion dates of specific trains as defined in each SPA. In aggregate, the approximately 23.75 MTPA of Henry Hub-linked SPAs for Trains 1 through 5 have average fixed fees, unadjusted for inflation, totaling approximately $3.0 billion expected to be paid annually.
Marketing of Uncontracted Volumes
We expect to sell any commissioning LNG volumes and operational LNG volumes in excess of SPA volumes into the LNG market through spot, short-term, and medium-term agreements. We have entered into certain time charter agreements and expect to enter into additional time charter agreements with vessel owners to provide shipping capacity for LNG sales related to our 1.0 MTPA delivered ex-ship SPA, expected commissioning volumes, and expected portfolio volumes.
Engineering, Procurement and Construction (“EPC”)
We have entered into fully wrapped, lump-sum turnkey contracts with Bechtel, a well-established and reputable LNG engineering and construction firm, for the engineering, procurement, and construction of Phase 1, Train 4, and Train 5 at the Rio Grande LNG Facility, under which Bechtel has generally guaranteed cost, performance, and schedule. Under these EPC contracts, Bechtel is responsible for the engineering, procurement, construction, commissioning, and startup of liquefaction trains and their respective related infrastructure.
On July 12, 2023, we issued final notice to proceed to Bechtel under the EPC contracts for Phase 1. Total expected capital costs for Phase 1 are estimated to be approximately $18.0 billion, including estimated EPC costs, owner’s costs, contingencies, and financing costs, and including amounts spent prior to FID under limited notices to proceed.
On September 9, 2025, we issued final notice to proceed to Bechtel under the EPC contract for Train 4. Total expected capital costs for Train 4 are estimated to be approximately $6.7 billion, including estimated EPC costs, owner's costs, contingencies, financing costs, and other costs, including a payment to be made at the commencement of operations to the trains in commercial operation at such date for Train 4's proportionate share of the capital costs of the common facilities it will access, net of the capital cost of any common facilities constructed under the Train 4 EPC contract.
On October 16, 2025, we issued final notice to proceed to Bechtel under the EPC contract for Train 5. Total expected capital costs for Train 5 are estimated to be approximately $6.7 billion, including estimated EPC costs, owner's costs, contingencies, financing costs, and other costs, including a payment to be made at the commencement of operations to the trains in commercial operation at such date for Train 5's proportionate share of the capital costs of the common facilities it will access, net of the capital cost of any common facilities constructed under the Train 5 EPC contract.

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
NextDecade Economic Interest in Trains 1 Through 5
Pursuant to a joint venture agreement with equity partners for ownership of Phase 1 at the Rio Grande LNG Facility, we expect to receive up to approximately 20.8% of distributions of available cash generated from Phase 1 operations, provided that a majority of the cash distributions to which we are otherwise entitled will be paid for any distribution period only after our equity partners receive an agreed distribution threshold in respect of such distribution period and certain other deficit payments from prior distribution periods, if any, are made.
Pursuant to a joint venture agreement with equity partners for ownership of Train 4 at the Rio Grande LNG Facility, we expect to receive 40% of distributions of available cash generated from Train 4 operations, which will increase to 60% when the equity partners receive a certain return on their investments in Train 4.
Pursuant to a joint venture agreement with equity partners for ownership of Train 5 at the Rio Grande LNG Facility, we expect to receive 50% of distributions of available cash generated from Train 5 operations, which will increase to 70% when the equity partners receive a certain return on their investments in Train 5.
Development of Additional Liquefaction Capacity
We are developing and advancing the permitting process for additional liquefaction capacity at the Rio Grande LNG Facility site. Trains 6 through 8 are currently wholly owned by NextDecade and are cumulatively expected to increase the Company's total liquefaction capacity by approximately 18 MTPA once constructed and placed into operation.
Train 6 is being developed inside the existing levee at the Rio Grande LNG Facility site and adjacent to Trains 1 through 5. The Company expects to pre-file an application with FERC for Train 6 in 2025 and a full application with FERC in 2026. The Company is evaluating multiple areas on the site for the development of Trains 7 and 8.
There is sufficient space at the Rio Grande LNG Facility site for up to 10 liquefaction trains.
Governmental Permits, Approvals and Authorizations
We have obtained all major permits required to build and export LNG from the first five liquefaction trains and related infrastructure at the Rio Grande Facility, including FERC approval and Department of Energy FTA and non-FTA authorizations.
In March 2025, the D.C. Circuit Court issued a revision to its August 2024 decision regarding our FERC order, resulting in a remand without vacatur of the FERC order for the first five liquefaction trains at the Rio Grande LNG Facility. Pursuant to the remand, FERC was to consider the issue of a supplemental Environmental Impact Statement (“SEIS”) in view of several executive orders issued since January 20, 2025.
In March 2025, the FERC issued a draft SEIS for the first five liquefaction trains at the Rio Grande LNG Facility. In July 2025, the FERC issued a final SEIS for the first five liquefaction trains at the Rio Grande LNG Facility. In August 2025, the FERC issued a final order on remand reaffirming its authorization for the siting, construction, and operation of the first five liquefaction trains at the Rio Grande LNG Facility. In September 2025, a request for rehearing of the Remand Order was filed by certain intervenors and on October 30, 2025, the rehearing request was deemed denied by operation of law, rendering the Remand Order no longer appealable to FERC.
Corporate and Other Activities
We are required to maintain corporate and general and administrative functions to serve our business activities described above, including the construction of Trains 1 through 5, the development of Trains 6 through 8, and evaluating the potential development of a CCS project at the Rio Grande LNG Facility.
Liquidity and Capital Resources
Following FID on Trains 1 through 5 and the project financing obtained by the Company's subsidiaries, Phase 1 LLC, Train 4 LLC, and Train 5 LLC (together, the "Rio Grande Project Entities") operate with independent capital structures. Although our sources and uses are presented from a consolidated standpoint, certain restrictions under debt and equity agreements limit the ability of NextDecade and the Rio Grande Project Entities to use and distribute cash. The Rio Grande Project Entities are required to deposit all cash received under their respective debt agreements into restricted accounts. The usage or withdrawal of such cash is restricted to the payment of obligations related to their respective trains and common infrastructure and other restricted payments, and such cash and capital resources are not available to service the obligations of NextDecade.
Phase 1 FID Rio Grande Financing
In connection with the FID on Phase 1 at the Rio Grande LNG Facility, Phase 1 LLC obtained approximately $6.2 billion in equity capital commitments, inclusive of commitments from NextDecade, entered into senior secured non-recourse bank credit facilities of $11.6 billion, consisting of $11.1 billion in construction term loans and a $500 million working capital facility, and closed a $700 million senior secured non-recourse private notes offering. Phase 1 LLC expects to utilize these capital resources to fund the total cost of Phase 1, which is currently estimated at $18.0 billion and consists of EPC costs, owner’s costs and contingencies, dredging for the Brazos Island Harbor Channel Improvement Project, conservation of more than 4,000 acres of wetland and wildlife habitat area and installation of utilities, interest during construction and other financing costs, and and including amounts spent prior to FID under limited notices to proceed. Phase 1 LLC has refinanced a total of over $1.85 billion of its original $11.1 billion term loan facilities since July 2023 through the issuance of senior secured notes and loans.
In April 2025, Phase 1 LLC elected to terminate $250 million of commitments under its working capital facility due to a decrease in expected requirements for credit support during construction, which reduced the outstanding commitments under the working capital facility to $250 million.
Train 4 FID Rio Grande Train 4 Financing
In connection with the FID on Train 4 at the Rio Grande LNG Facility, Train 4 LLC obtained approximately $2.8 billion in equity capital commitments, inclusive of commitments from NextDecade, and entered into a senior secured non-recourse bank credit facility of approximately $3.9 billion. Train 4 LLC expects to utilize these capital resources to fund the total cost of Train 4 and related infrastructure, which is currently estimated at $6.7 billion and consists of EPC costs, owner's costs and contingencies, interest during construction and other financing costs, and other costs, including a payment for usage of common infrastructure at the Rio Grande LNG Facility.
Train 5 FID Rio Grande Train 5 Financing
In connection with the FID on Train 5 at the Rio Grande LNG Facility, Train 5 LLC obtained approximately $2.6 billion in equity capital commitments, inclusive of commitments from NextDecade, entered into a senior secured non-recourse bank credit facility of approximately $3.6 billion, and closed a $500 million senior secured non-recourse private notes offering. Train 5 LLC expects to utilize these capital resources to fund the total cost of Train 5 and related infrastructure, which is currently estimated at $6.7 billion and consists of EPC costs, owner's costs and contingencies, interest during construction and other financing costs, and other costs, including a payment for usage of common infrastructure at the Rio Grande LNG Facility.
Near Term Liquidity and Capital Resources of NextDecade Corporation
Following the respective FIDs of Phase 1, Train 4 and Train 5, costs associated with the EPC agreements, Rio Grande site lease, and other Phase 1, Train 4, and Train 5 related costs are being funded by debt and equity proceeds received by the Rio Grande Project Entities. Our primary corporate cash needs are capital contributions to Trains 4 and 5, development expenses for expansion projects and general and administrative expenses.
In connection with the FIDs of Train 4 and Train 5, we committed to make approximately $2.4 billion in equity capital contributions for Train 4 and 5 in the aggregate. At the FIDs of Train 4 and Train 5, we used the net proceeds of the Super FinCo Loans and cash on hand to fund a portion of our equity commitments for Train 4 and Train 5. We will fund the remainder of our equity commitments to Trains 4 and 5 using borrowings under the FinCo Credit Agreement.
At Train 4 FID, Train 4 LLC paid NextDecade LLC, our wholly owned subsidiary and the entity that manages the construction, commissioning and operation of the Rio Grande Facility on behalf of Phase 1, Train 4 and Train 5, $98 million, representing a $48 million development fee for activities prior to FID of Train 4 and a $50 million fee for services to be rendered by NextDecade LLC in support of Train 4. Train 4 LLC will also pay NextDecade LLC an additional $50 million services fee in September 2026. At Train 5 FID, Train 5 LLC paid NextDecade LLC $117 million, representing a $17 million development fee for activities prior to FID of Train 5 and a $100 million fee for services to be rendered by NextDecade LLC in support of Train 5.
Because our businesses and assets are under construction or in development, we have not historically generated significant cash flow from operations, and we do not expect to do so until liquefaction trains at the Rio Grande LNG Facility begin operating. We intend to fund development activities for the foreseeable future with our cash and cash equivalents on hand, the services fee due in September 2026 and through the sale of additional equity, equity-based or debt securities in us or in our subsidiaries. There can be no assurance that we will succeed in selling such securities or, if successful, that the capital we raise will not be expensive or dilutive to stockholders.
Long Term Liquidity and Capital Resources of NextDecade Corporation
We will not receive significant cash flows from liquefaction trains at the Rio Grande LNG Facility until they are operational, and the commercial operation date for the first train is expected to occur in late 2027 based on the guaranteed schedule under the EPC contracts. Any future development of liquefaction trains and any potential CCS project at the Rio Grande LNG Facility will similarly take an extended period of time to develop, construct and become operational and will require significant capital deployment.

We currently expect that the long-term capital requirements for future development of liquefaction trains and any potential CCS project at the Rio Grande LNG Facility will be financed predominantly through the proceeds from future debt, equity-based, and equity offerings by us or our subsidiaries. As a result, our business success will depend, to a significant extent, upon our ability to obtain financing required to fund future development and construction at the Rio Grande LNG Facility, to bring assets into operation on a commercially viable basis and to finance any required increases in staffing, operating and expansion costs during that process. There can be no assurance that we will succeed in securing additional debt and/or equity financing in the future to fund future development and construction at the Rio Grande LNG Facility or, if successful, that the capital we raise will not be expensive or dilutive to stockholders. Additionally, if these types of financing are not available, we will be required to seek alternative sources of financing, which may not be available on terms acceptable to us, if at all.
Sources and Uses of Cash
The following table summarizes the sources and uses of our cash for the periods presented (in thousands):

	Nine Months Ended September 30,
	2025	2024
Operating cash flows	$(148,741)	(86,682)
Investing cash flows	(2,880,130)	(1,879,598)
Financing cash flows	3,380,783	1,937,600
Net increase (decrease) in cash, cash equivalents and restricted cash	351,912	(28,680)
Cash, cash equivalents and restricted cash – beginning of period	392,762	294,478
Cash, cash equivalents and restricted cash – end of period	$744,674	$265,798
Cash used in operating activities for the nine months ended September 30, 2025 increased by approximately $62.1 million compared to the same period in 2024 primarily due to higher pre-operational expenditures and working capital investments to support the commencement of operations at the Rio Grande LNG Facility.
Cash used in investing activities for the nine months ended September 30, 2025 increased by approximately $1.0 billion compared to the same period in 2024 primarily due to increased expenditures associated with construction of the Rio Grande LNG Facility.
Cash provided by financing activities for the nine months ended September 30, 2025 increased by approximately $1.4 billion compared to the same period in 2024. This was driven by an increase of approximately $217.3 million uptick in equity commitment receipts and the absence of approximately $1.3 billion of debt repayments in the current period.
Results of Operations
The following table summarizes costs, expenses and other income for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$—	$—	$—	$—
General and administrative expense	66,105	43,598	163,096	110,005
Development expense	2,881	2,386	4,436	7,304
Depreciation and amortization expense	2,977	3,172	9,097	9,498
Other	—	—	3,518	—
Total operating loss	(71,963)	(49,156)	(180,147)	(126,807)
Other (expense) income:
Derivative (loss) gain	(74,141)	(329,733)	(217,684)	38,206
Interest expense, net	(38,632)	(15,905)	(94,670)	(67,414)
Loss on debt extinguishment	—	—	(9,160)	(47,573)
Other (expense) income, net	(20)	1,719	1,045	(408)
Net (loss) income attributable to NextDecade Corporation	(184,756)	(393,075)	(500,616)	(203,996)
Less: net (loss) income attributable to non-controlling interest	(75,274)	(269,876)	(241,462)	(76,567)
Net loss attributable to common stockholders	$(109,482)	$(123,199)	$(259,154)	$(127,429)
Net loss attributable to common stockholders was approximately $109.5 million, for the three months ended September 30, 2025 compared to net loss of approximately $123.2 million during the same period in 2024. The approximately $13.7 million decrease was primarily a result of the following:

•General and administrative expenses increased by approximately $22.5 million, principally reflecting higher share-based compensation expense recognized in connection with FID on Train 4 and incremental headcount additions to support the commencement of operations at the Rio Grande LNG Facility.
•The change in derivative (loss) gain of approximately $255.6 million was primarily driven by lower forward SOFR rates, which reduced the mark-to-market loss on the Company’s interest rate swap portfolio.
•Interest expense, net increased by approximately $22.7 million primarily due to additional borrowings to construct the Rio Grande LNG Facility.
•Due to the above changes, net loss attributable to non-controlling interest for the three months ended September 30, 2025, decreased by approximately $194.6 million, reflecting the impact of derivative gains and interest expense recognized within Phase 1 Holdings, which are consolidated in the Company’s results.
Net loss attributable to common stockholders was approximately $259.2 million, for the nine months ended September 30, 2025 compared to net loss of approximately $127.4 million during the same period in 2024. The approximately $131.7 million increase was primarily a result of the following:
•General and administrative expenses increased by approximately $53.1 million, principally reflecting higher share-based compensation expense recognized in connection with FID on Train 4 and incremental headcount additions to support the commencement of operations at the Rio Grande LNG Facility.
•The change in derivative (loss) gain of approximately $255.9 million for the nine months ended September 30, 2025, was primarily driven by lower forward SOFR rates, which increased the fair-value loss on the Company’s interest rate swap portfolio.
•Loss on debt extinguishment decreased approximately $38.4 million due to the lack of debt repayments during the current period.
•Interest expense, net increased by approximately $27.3 million primarily due to additional borrowings to construct the Rio Grande LNG Facility.
•Due to the above changes, net loss attributable to non-controlling interest for the nine months ended September 30, 2025, increased by approximately $164.9 million, reflecting the impact of derivative losses and interest expense recognized within Phase 1 Holdings, which are consolidated in the Company’s results.
Summary of Critical Accounting Estimates
There were no changes made by management to the critical accounting policies in the three months ended September 30, 2025. Please refer to the Summary of Critical Accounting Estimates section within MD&A and Note 2 to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of our critical accounting estimates and accounting policies.
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
Item 4. Controls and Procedures
We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective.
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
The following table summarizes stock repurchases for the three months ended September 30, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as a Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
July 2025	517,250	10.77	—	—
August 2025	561,383	10.72	—	—
September 2025	396,121	9.88	—	—
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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

10.1*†	Amendment to Amended and Restated Limited Liability Company Agreement of Rio Grande LNG Intermediate Holdings, LLC, dated as of August 8, 2025
10.2*
Amendment No. 1 to the Amended and Restated Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Train 4 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of August 19, 2025, by and between Rio Grande LNG Train 4, LLC and Bechtel Energy Inc.

10.3*
Amendment No. 1 to the Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Train 5 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of August 19, 2025, by and between Rio Grande LNG Train 5, LLC and Bechtel Energy Inc.

10.4*†
Amendment No. 2 to the Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Train 5 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of September 2, 2025, by and between Rio Grande LNG Train 5, LLC and Bechtel Energy Inc.

10.5*
Second Amendment to Credit Agreement, dated as of September 4, 2025, by and among Rio Grande LNG, LLC, as Borrower, MUFG Bank, Ltd., as P1 Administrative Agent and as the Revolving LC Issuing Bank, Mizuho Bank (USA), as P1 Collateral Agent, and the other agents and lenders party thereto

10.6*
Second Amendment to Credit Agreement, dated as of September 4, 2025, by and among Rio Grande LNG, LLC, as Borrower, TotalEnergies Holdings SAS, MUFG Bank, Ltd., as TCF Administrative Agent, Mizuho Bank (USA), as P1 Collateral Agent, and the other agents and lenders party thereto

10.7*
Third Amendment to Common Terms Agreement, dated as of September 4, 2025, by and among Rio Grande LNG, LLC, as Borrower, MUFG Bank, Ltd., as P1 Intercreditor Agent, and the senior secured debt holder representatives party thereto from time to time

10.8*
Credit Agreement, dated as of September 9, 2025, by and among Rio Grande LNG Train 4, LLC, MUFG Bank, Ltd., as T4 Administrative Agent, Mizuho Bank (USA), as T4 Collateral Agent, and the other agents and lenders party thereto

10.9*
Common Terms Agreement, dated as of September 9, 2025, by and among Rio Grande LNG Train 4, LLC, as Borrower, MUFG Bank, Ltd., as T4 Intercreditor Agent, and the senior secured debt holder representatives party thereto from time to time

10.10*	Accounts Agreement, dated as of September 9, 2025, by and among Rio Grande LNG Train 4, LLC, as Borrower, Mizuho Bank (USA), as T4 Collateral Agent, and JPMorgan Chase Bank, N.A., as T4 Accounts Bank
10.11*
Collateral and Intercreditor Agreement, dated as of September 9, 2025, by and among Rio Grande LNG Train 4, LLC, as Borrower, MUFG Bank, Ltd., as T4 Intercreditor Agent, Mizuho Bank (USA), as T4 Collateral Agent, and the senior secured debt holder representatives party thereto from time to time

10.12*	Pledge Agreement, dated as of September 9, 2025, by and between Rio Grande LNG Train 4 Holdings, LLC, as Pledgor, and Mizuho Bank (USA), as T4 Collateral Agent
10.13*†	Amended and Restated Limited Liability Company Agreement of Rio Grande LNG Train 4 Intermediate Holdings, LLC, dated as of September 9, 2025
10.14*
Credit Agreement, dated as of September 9, 2025, by and among Rio Grande LNG Phase 1 FinCo, LLC, as P1 FinCo Borrower, Rio Grande LNG Phase 2 FinCo, LLC, as P2 FinCo Borrower, MUFG Bank, Ltd., as FinCo Administrative Agent, HSBC Bank USA, N.A., as FinCo Collateral Agent, and the other lenders party thereto

10.15*
Accounts Agreement, dated as of September 9, 2025, by and among Rio Grande LNG Phase 1 FinCo, LLC, as P1 FinCo Borrower, Rio Grande LNG Phase 2 FinCo, LLC, as P2 FinCo Borrower, HSBC Bank USA, N.A., as FinCo Collateral Agent and Deutsche Bank National Trust Company, as FinCo Accounts Bank

10.16*
Pledge Agreement, dated as of September 9, 2025, by and among Rio Grande LNG Phase 1 FinCo Holdings, LLC, Rio Grande LNG Phase 2 FinCo Holdings, LLC, Rio Grande LNG Phase 1 Holdings, LLC and HSBC Bank USA, N.A., as FinCo Collateral Agent

10.17*
Credit Agreement, dated as of September 9, 2025, by and among Rio Grande LNG Phase 1 Super FinCo, LLC, as P1 Super FinCo Borrower, Rio Grande LNG Phase 2 Super FinCo, LLC, as P2 Super FinCo Borrower, GLAS USA LLC, as Administrative Agent and Collateral Agent, and the lenders party thereto

10.18*	Pledge Agreement, dated as of September 9, 2025, by and among Rio Grande LNG Phase 1 Super FinCo Holdings, LLC, Rio Grande LNG Phase 2 Super FinCo Holdings, LLC, and GLAS USA LLC, as Collateral Agent
10.19*†
Change Orders to the Amended and Restated Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Trains 1 and 2 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of September 14, 2022, by and between Rio Grande LNG, LLC and Bechtel Energy Inc.: (i) EC00242, dated as of July 4, 2025; (ii) EC00229, dated as of July 29, 2025; (iii) EC00209 and EC00251, each dated as of July 30, 2025; (iv) EC00247, dated as of August 15, 2025; (v) EC00240, dated as of September 5, 2025; and (vi) EC00244, dated as of September 19, 2025

10.20*†
Change Orders to the Amended and Restated Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Train 3 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of September 14, 2022, by and between Rio Grande LNG, LLC and Bechtel Energy Inc.: (i) EC00243, dated as of July 4, 2025; (ii) EC00230, dated as of July 29, 2025; (iii) EC00252, dated as of July 30, 2025; (iv) EC00248, dated as of August 15, 2025; (v) EC00245, dated as of September 19, 2025

10.21*†
Change Orders to the Amended and Restated Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Train 4 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of August 19, 2025, by and between Rio Grande LNG Train 4, LLC and Bechtel Energy Inc.: (i) EC40016, dated as of September 4, 2025; and (ii) EC40001-EC40012, EC40014-40015, and EC40020, each dated as of September 10, 2025

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
†	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTDECADE CORPORATION

Date: October 30, 2025	By:	/s/ Matthew K. Schatzman
Matthew K. Schatzman
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: October 30, 2025	By:	/s/ Michael R. Mott
Michael R. Mott
Senior Vice President, Enterprise Transformation and Interim Chief Financial Officer
(Principal Financial Officer)