Form 10-K
period 2025-12-31
NextDecade Corp
filed 2026-03-02
CIK 1612720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(MARK ONE)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.       ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was approximately $1.2 billion as of June 30, 2025 based on the per share closing sale price of $8.91 on that date.
264,930,065 shares of the registrant’s Common Stock, $0.0001 par value, were outstanding as of February 20, 2026.
Documents incorporated by reference: Portions of the definitive proxy statement for the registrant's Annual Meeting of Stockholders (to be filed within 120 days of the close of the registrant's fiscal year) are incorporated by reference into Part III of this Form 10-K.

NEXTDECADE CORPORATION

Organizational Structure
The following diagram depicts our abbreviated organizational structure as of December 31, 2025, with references to the names of certain entities discussed in this Annual Report. Entities displayed in the structure below, other than the Joint Ventures (defined below), are wholly owned by their parent.

NextDecade Corporation
“NextDecade”
NextDecade LNG, LLC
“NextDecade LLC”
Rio Grande LNG Super Holdings, LLC
“Super Holdings”
Rio Grande LNG Phase 1 Super FinCo, LLC
Together, “Super FinCo”
Rio Grande LNG Phase 2 Super FinCo, LLC
Rio Grande LNG Phase 1 FinCo, LLC
Together, “FinCo”
Rio Grande LNG Phase 2 FinCo, LLC
Rio Grande LNG Intermediate Holdings, LLC
“Phase 1 Holdings”
Rio Grande LNG Train 4 Intermediate Holdings, LLC
“Train 4 Holdings”
Rio Grande LNG Train 5 Intermediate Holdings, LLC
“Train 5 Holdings”
Rio Grande LNG, LLC
“Phase 1 LLC”
Rio Grande LNG Train 4, LLC
“Train 4 LLC”
Rio Grande LNG Train 5, LLC
“Train 5 LLC”

Unless the context requires otherwise, references to (i) “NextDecade,” the “Company,” “we,” “us” and “our” refer to NextDecade Corporation (NASDAQ: NEXT) and its consolidated subsidiaries, including Phase 1 LLC, Train 4 LLC and Train 5 LLC, (ii) references to the “Rio Grande Project Entities” refer to one or more of Phase 1 LLC, Train 4 LLC and Train 5 LLC, (iii) references to the “Joint Venture(s)” refers to one or more of Phase 1 Holdings, Train 4 Holdings and Train 5 Holdings, (iv) references to the “NextDecade Group” refer to NextDecade Corporation and its consolidated subsidiaries other than the Joint Ventures and the Rio Grande Project Entities and (v) references to the “ND Finance Subsidiaries” refer collectively to Super Holdings, FinCo and SuperFinCo.

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
Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ from those expressed in our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements are subject to change and inherent risks and uncertainties, including those described in the section titled “Risk Factors” in this Annual Report on Form 10-K. You should consider our forward-looking statements in light of a number of factors that may cause actual results to vary from our forward-looking statements including, but not limited to:
•our progress in the development of our natural gas liquefaction and liquefied natural gas (“LNG”) export project and any carbon capture and storage projects (“CCS projects”) we may develop and the timing of that progress;
•the timing and cost of the development, construction and operation of the first five liquefaction trains and related common facilities of the multi-plant integrated natural gas liquefaction and LNG export facility located at the Port of Brownsville in southern Texas (the “Rio Grande LNG Facility”);
•the availability and frequency of cash distributions available to us from the Joint Ventures, which own Phase 1, Train 4 and Train 5 of the Rio Grande LNG Facility;
•the timing and cost of the development of subsequent liquefaction trains at the Rio Grande LNG Facility;
•the ability to generate sufficient cash flow to satisfy our and our subsidiaries' significant debt service obligations or to refinance such obligations ahead of their maturity;
•restrictions imposed by our or our subsidiaries' debt agreements that limit flexibility in operating our business;
•increases in interest rates increasing the cost of servicing indebtedness;
•our reliance on third parties to successfully complete the Rio Grande LNG Facility, any CCS projects we develop, and related pipelines and other infrastructure;
•our ability to develop and implement CCS projects;
•our ability to secure additional debt and equity financing in the future, including any refinancing of outstanding indebtedness, on commercially acceptable terms;
•the accuracy of estimated costs for the Rio Grande LNG Facility and any CCS projects;
•our ability to achieve operational characteristics of the Rio Grande LNG Facility and any CCS projects, when completed, including amounts of liquefaction capacities and amount of CO2 captured and stored, and any differences in such operational characteristics from our expectations;
•the development risks, operational hazards and regulatory approvals applicable to the Rio Grande LNG Facility, our LNG, and any CCS project development, construction and operation activities and those of our third-party contractors and counterparties;
•the ability to obtain or maintain governmental approvals to construct or operate the Rio Grande LNG Facility and any CCS projects;
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
Summary of Risk Factors
We believe that the principal risks associated with our business, and consequently the principal risks associated with an investment in our common stock, are as follows:
Risks Related to our Business and the Industry in which we Operate
•The substantial amount of indebtedness incurred to finance construction of the Rio Grande LNG Facility may adversely affect cash flow and the ability to operate our business, remain in compliance with debt covenants and make payments on indebtedness.
•Restrictions in debt agreements may prevent certain beneficial transactions.
•Conducting a portion of our operations through joint ventures in which we do not have 100% ownership interest, and which are not operated solely for the benefit of our stockholders, exposes us and our stockholders to risks and uncertainties, many of which are outside of our control.
•Our projects are in the development and construction phases, and the success of such projects is unpredictable.
•We will be required to seek additional debt and equity financing in the future to complete future expansions of the Rio Grande LNG Facility and the development of any CCS projects and may not be able to secure such financing on acceptable terms, or at all.
•We may be subject to risks related to doing business in, and having counterparties based in, foreign countries.
•Costs for the Rio Grande LNG Facility and any CCS projects are subject to various factors.
•We will be dependent on third-party contractors for the successful completion of the Rio Grande LNG Facility, any CCS projects and related infrastructure, and any failure by our contractors to perform their contractual obligations could have a material adverse impact on our projects.
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

•Failure of LNG exported from the U.S. Gulf Coast to be a competitive source of energy for international markets could adversely affect our customers and could materially and adversely affect our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.
•Decreases in the global demand for and price of natural gas (versus the price of imported LNG) could lead to reduced development of LNG projects worldwide.
•There may be shortages of LNG vessels worldwide, which could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.
•The operation of the Rio Grande LNG Facility and any CCS projects may be subject to significant operating hazards and uninsured risks, one or more of which may create significant liabilities and losses that could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.
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
•Changes in legislation and regulations or interpretations thereof, such as those relating to the importation and exportation of LNG and incentives for reduction of emissions, could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects and could cause additional expenditures and delays in connection with the Rio Grande LNG Facility and any CCS projects and their construction.
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

Part I

Item 1. Business
Company Overview and Formation
NextDecade Corporation, a Delaware corporation, is a Houston-based energy company primarily engaged in construction and development activities related to the liquefaction of natural gas and sale of LNG. We are constructing and developing a natural gas liquefaction and export facility located in the Rio Grande Valley near Brownsville, Texas (the “Rio Grande LNG Facility”). The first five liquefaction trains and related infrastructure (together, "Phase 1", "Train 4", and "Train 5") at the Rio Grande LNG Facility are currently under construction. We are also developing and advancing the permitting process for expansion Trains 6 through 8 and exploring a potential carbon capture and storage ("CCS") project at the Rio Grande LNG Facility.
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
Rio Grande LNG Facility Activity
Liquefaction Facilities Overview
We are constructing and developing the Rio Grande LNG Facility on the north shore of the Brownsville Ship Channel in south Texas. The site is located on approximately 1,000 acres of land which has been leased long-term and includes 15,000 feet of frontage on the Brownsville Ship Channel. We believe the site is advantaged due to its proximity to abundant natural gas resources in the Permian Basin and Eagle Ford Shale, access to an uncongested waterway for vessel loading, location in a region that has historically been subject to fewer and less severe weather events relative to other locations along the U.S. Gulf Coast, access to a large, skilled local labor force, and strong geotechnical conditions requiring less piling for soil stabilization. Trains 1 through 5 at the Rio Grande LNG Facility are under construction, and we are developing and advancing the permitting process for Trains 6 through 8. There is sufficient space at the Rio Grande LNG Facility site for up to 10 liquefaction trains.
Construction commenced on Phase 1 at the Rio Grande LNG Facility in July 2023, on Train 4 in September 2025, and on Train 5 in October 2025, in each case following a positive final investment decision ("FID") and the closing of project financing by the Company's subsidiaries. Construction will be completed by Bechtel Energy Inc. (“Bechtel”) under fully wrapped, lump-sum turnkey engineering, procurement, and construction (“EPC”) contracts, and the facility will utilize Honeywell AP-C3MR liquefaction technology, which is a predominant liquefaction technology utilized globally.
The combined scope of Phase 1, Train 4, and Train 5 includes five liquefaction trains with a total expected LNG production capacity of approximately 30 million tonnes per annum ("MTPA"), four 180,000 cubic meter full containment LNG storage tanks, two jetty berthing structures designed to load LNG carriers up to 216,000 cubic meters in capacity, and associated site infrastructure and common facilities including feed gas pretreatment facilities, electric and water utilities, ground flares, roads, levees surrounding the site, and warehouses, administrative, operations control room, and maintenance buildings.
LNG Sale and Purchase Agreements for Trains 1 through 5
We have entered into long-term LNG Sale and Purchase Agreements ("SPAs") with 14 creditworthy counterparties for aggregate volumes of approximately 25.3 MTPA of LNG from Trains 1 through 5 at the Rio Grande LNG Facility. The SPAs have a weighted average term of 19.5 years. Under these SPAs, the customers will purchase LNG from the Rio Grande LNG Facility for a price consisting of a fixed fee per MMBtu of LNG plus a variable fee per MMBtu of LNG, with the variable fees structured to cover the expected cost of natural gas plus fuel and other sourcing costs to produce LNG. In certain circumstances, customers may elect to cancel or suspend deliveries of LNG cargoes, in which case the customers would still be required to pay the fixed fee with respect to cargoes that are not delivered. A portion of the fixed fee under each SPA will be subject to annual adjustment for inflation. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific train; however, the commencement of the term of each SPA is tied to a specified train.
Each of these SPAs is currently effective, and deliveries of LNG under these SPAs will commence on the respective Date of First Commercial Delivery (“DFCD”), which is primarily tied to the substantial completion or guaranteed substantial completion dates of specific trains as defined in each SPA. Of the SPAs for Trains 1 through 5, approximately 23.75 MTPA are linked to Henry Hub and have average fixed fees, unadjusted for inflation, totaling approximately $3.0 billion expected to be paid annually.
Marketing of Uncontracted Volumes
We expect to sell any commissioning LNG volumes and operational LNG volumes in excess of SPA volumes ("portfolio volumes") into the LNG market through spot, short-term, and medium-term agreements. We have entered into certain time charter agreements and expect to enter into additional time charter agreements with vessel owners to provide shipping capacity for LNG sales related to our 1.0 MTPA delivered ex-ship SPA, expected commissioning volumes, and expected portfolio volumes. We may subcharter vessels with third parties from time to time to manage our shipping needs relative to chartered capacity.
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
We have entered into agreements for transportation of natural gas to the Rio Grande LNG Facility on both a firm and interruptible basis to support commissioning and operations and provide the ability to purchase natural gas supplies at the Agua Dulce Hub and other physical access points, giving us access to prolific gas production from the Permian Basin, Eagle Ford Shale, and additional basins, and providing significant flexibility to obtain competitively priced natural gas feedstock.
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
Development of Additional Liquefaction Capacity
We are developing and advancing the permitting process for Trains 6 through 8 at the Rio Grande LNG Facility site, which are currently wholly owned by NextDecade and are cumulatively expected to increase the Company's total liquefaction capacity by approximately 18 MTPA once constructed and placed into operation.
Train 6 is being developed inside the existing levee at the Rio Grande LNG Facility site and adjacent to Trains 1 through 5. In November 2025, we initiated the pre-filing process with FERC for expansion at the Rio Grande LNG Facility that includes Train 6 and an additional marine berth, and we expect to file a full application for this expansion with FERC in mid-2026. We are evaluating multiple areas on the site for the development of Trains 7 and 8 and expect to advance the development of these trains throughout 2026.
There is sufficient space at the Rio Grande LNG Facility site for up to 10 liquefaction trains.
Governmental Permits, Approvals and Authorizations
We are required to obtain governmental approvals and authorizations to implement our proposed business strategy, which includes the design, construction and operation of the Rio Grande LNG Facility and the export of LNG from the U.S. to foreign countries. The design, siting, construction and operation of LNG export facilities and the export of LNG is a regulated activity and is subject to Section 3 of the Natural Gas Act (the "NGA"). Federal law has bifurcated regulatory jurisdiction of LNG export activities. The Federal Energy Regulatory Commission ("FERC") has jurisdiction to authorize the siting, construction and operation of LNG export facilities. The Department of Energy (“DOE”) has jurisdiction over the import and export of the natural gas commodity, including natural gas in the form of LNG. The FERC also has jurisdiction over the siting, construction and operation of interstate natural gas pipelines under Section 7 of the NGA and regulates interstate pipelines’ rates and terms and conditions of service under Sections 4 and 5 of the NGA. In 2002, the FERC established a policy of not regulating the terms and conditions of service for LNG import or export facilities or requiring that LNG import or export facilities operate as “open access” facilities for all customers. The Energy Policy Act of 2005, which amended the NGA, codified this policy until January 1, 2015, and the FERC has not indicated that it intends to depart from its policy of not regulating the terms or conditions of service or requiring that LNG import or export facilities operate on an open access basis.
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
We have obtained all major permits required to build and export LNG from the first five liquefaction trains and related infrastructure at the Rio Grande LNG Facility, including FERC approval and Department of Energy FTA and non-FTA export authorizations.
In March 2025, the U.S. Court of Appeals for the District of Columbia (the "D.C. Circuit Court") issued a revision to its August 2024 decision regarding our FERC order, resulting in a remand without vacatur of the FERC order for the first five liquefaction trains at the Rio Grande LNG Facility. Pursuant to the remand, FERC was to consider the issue of a supplemental Environmental Impact Statement (“SEIS”) in view of several executive orders issued since January 20, 2025.
In March 2025, the FERC issued a draft SEIS for the first five liquefaction trains at the Rio Grande LNG Facility. In July 2025, the FERC issued a final SEIS for the first five liquefaction trains at the Rio Grande LNG Facility. In August 2025, the FERC issued a final order on remand (“Remand Order”) reaffirming its authorization for the siting, construction, and operation of the first five liquefaction trains at the Rio Grande LNG Facility. In September 2025, a request for rehearing of the Remand Order was filed by certain intervenors and on October 30, 2025, the rehearing request was deemed denied by operation of law, rendering the Remand Order no longer appealable to FERC. In December 2025, the intervenors that filed a request for rehearing with FERC petitioned the D.C. Circuit Court to review the Remand Order, and their request remains pending.
Corporate and Other Activities
We are required to maintain corporate and general and administrative functions to serve our business activities described above, including construction of Trains 1 through 5 at the Rio Grande LNG Facility, the development of Trains 6 through 8, and evaluating the potential development of a CCS project at the Rio Grande LNG Facility.
Competition
We are subject to a high degree of competition in all aspects of our business. See “Item 1.A — Risk Factors — Competition in the industries in which we operate is intense, and some of our competitors have greater financial, technological and other resources.”
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
Employees
As of December 31, 2025, we had 360 full-time employees. We have no collective bargaining agreements with our employees.
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
Risks Related to our Business and the Industry in which we Operate
The substantial amount of indebtedness incurred to finance construction of the Rio Grande LNG Facility may adversely affect our subsidiaries' cash flow and the ability to operate their business, remain in compliance with debt covenants and make payments on indebtedness.
Our subsidiaries have incurred a substantial amount of indebtedness. This substantial level of indebtedness increases the possibility that they may be unable to generate cash sufficient to pay, when due, the principal or interest on such indebtedness or to refinance such indebtedness ahead of its scheduled maturity. This indebtedness and obligations thereunder could have other important consequences to you as a stockholder. For example:
•any failure to comply by our subsidiaries, including the Rio Grande Project Entities, with the obligations under their debt instruments, including financial and other restrictive covenants, could result in an event of default under the applicable instrument;
•we may be more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse change in government regulation affecting our subsidiaries' ability to pay obligations when due;
•our subsidiaries may need to dedicate a substantial portion of their future cash flow from operations to payments on indebtedness, thereby reducing the availability of cash flows to fund working capital, capital expenditures, acquisitions, other general corporate purposes and any future dividends or share repurchases;
•the ability to refinance indebtedness will depend on the condition of credit markets and capital markets, and our subsidiaries' financial condition at such time. Any refinancing could be at higher interest rates and may require compliance with more onerous covenants, which could further restrict business operations;
•we may have limited flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and
•our indebtedness may place us and our subsidiaries, including the Rio Grande Project Entities, at a competitive disadvantage compared to competitors that have less debt.
Restrictions in debt agreements may prevent certain beneficial transactions.
In addition to restrictions on the ability of our subsidiaries to make distributions or incur additional indebtedness, the agreements governing our subsidiaries' indebtedness also contain various other covenants that may prevent them from engaging in beneficial transactions, including limitations on the ability of certain of our subsidiaries to:
•make distributions or certain investments;

•incur additional indebtedness;
•purchase, redeem or retire equity interests;
•sell or transfer assets;
•incur liens;
•enter into transactions with affiliates; and
•consolidate, merge, sell or lease all or substantially all of their assets.
A breach of the covenants and other restrictions in any of our subsidiaries' indebtedness could result in an event of default thereunder. Such a default may allow the holders of such indebtedness to accelerate the related indebtedness, which may result in foreclosure on the assets owned by the applicable subsidiary, which in the case of the Rio Grande Project Entities, includes the equity interests in the Rio Grande Project Entities, and in the case of the ND Finance Subsidiaries, includes the equity interests in the entities that own NextDecade's interests in the Joint Ventures.
Conducting a portion of our operations through joint ventures in which we do not have 100% ownership interest, and which are not operated solely for the benefit of our stockholders, exposes us and our stockholders to risks and uncertainties, many of which are outside of our control.
We currently operate parts of our business through the Joint Ventures, in which we do not have 100% ownership interest, and we may enter into additional joint ventures in the future. Joint ventures and minority investments inherently involve a lesser degree of control over business operations, thereby potentially increasing the financial, legal, operational and/or compliance risks associated with the joint venture or minority investment. For example, except for the Member Reserved Matters (as defined below), the affairs of the Joint Ventures will otherwise be managed by their respective boards of managers (the “JV Boards”). The JV Boards are composed of (i) up to four managers appointed by us (the “Class A Managers”), including, in respect of the Phase 1 Holdings board of managers, one Class A Manager designated by Global LNG North America Corp., a subsidiary of TotalEnergies SE, and (ii) managers appointed by members holding a minimum percentage of the Class B limited liability company interests in the respective Joint Venture (the “Class B Managers”). Approval of any matter by a JV Board will require the consent of a majority of the Class A Managers voting on the matter and Class B Managers representing a majority of the Class B limited liability company interests in such Joint Venture voting for such matter, as applicable; provided that (i) certain specified “qualified matters,” “supermajority matters,” and “unanimous matters” are reserved to the approval of the members of the Joint Venture (the "Member Reserved Matters") holding a requisite percentage of the applicable classes of limited liability company interests in such Joint Venture, and (ii) related party transactions will be subject to approval in accordance with the procedures specified in the applicable company agreement of the Joint Venture (the "JV Agreements").  Pursuant to the JV Agreement for Phase 1 Holdings, we will be entitled to receive up to approximately 20.8% of distributions of available cash of Phase 1 Holdings to its members during operations; provided, that a majority of the Phase 1 Holdings distributions to which we are otherwise entitled will be paid for any distribution period only after the financial equity partners receive an agreed distribution threshold in respect of such distribution period and certain other deficit payments from prior distribution periods, if any, are made. Any such shortfall in distributions that we would otherwise have been entitled to will accrue as an arrearage to be paid out in future periods in which Phase 1 Holdings meets the applicable target distribution threshold for the financial equity partners. Pursuant to the JV Agreement for Train 4 Holdings, we will receive 40% of distributions of available cash generated from Train 4 operations, which will increase to 60% when the equity partners receive a certain return on their investments in Train 4 LLC. Pursuant to the JV Agreement for Train 5 Holdings, we will receive 50% of distributions of available cash generated from Train 5 operations, which will increase to 70% when the equity partners receive a certain return on their investments in Train 5 LLC.
Challenges and risks presented by joint venture structures not otherwise present with respect to our wholly owned subsidiaries and direct operations, include:
•the Joint Ventures may fail to generate the expected financial results, and the return may be insufficient to justify our investment of effort and/or funds;
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
•our venture partners may have business or economic interests that are inconsistent with ours and may take actions contrary to our interests;
•our venture partners may fail to fund capital contributions or fail to fulfill their obligations as partners;
•the arrangements governing the Joint Ventures may contain restrictions on the conduct of our business and may contain certain conditions or milestone events that may never be satisfied or achieved;
•we may suffer losses as a result of actions taken by our venture partners with respect to the Joint Ventures; and
•it may be difficult for us to exit the Joint Ventures if an impasse arises or if we desire to sell our interest for any reason.

We believe an important element in the success of any joint venture is a solid relationship between the members of that venture. If there is a change in ownership, a change of control, a change in management or management philosophy, a change in business strategy or another event with respect to a member of the Joint Ventures that adversely impacts the relationship between the venture partners, it could adversely impact such venture.
If our partners are unable or unwilling to invest in one or more of the Joint Ventures in the manner that is anticipated or otherwise fail to meet their contractual obligations, such Joint Venture may be unable to adequately perform and conduct its respective operations, or may require us to provide, or make other arrangements for additional financing for the Joint Venture. Such financing may not be available on favorable terms, or at all.
Venture partners, controlling shareholders, management or other persons or entities who control them may have economic or business interests, strategies or goals that are inconsistent with ours. Business decisions or other actions or omissions of the venture partners, controlling shareholders, management or other persons or entities who control them may adversely affect the value of our investment, result in litigation or regulatory action against us and otherwise damage our reputation. Any such circumstance could materially adversely affect our results of operations, financial condition, cash flows and/or prospects.
Our projects are in the development and construction phases, and the success of such projects is unpredictable.
We are not expected to generate cash flow, or even obtain revenues, from our LNG liquefaction and export activities unless and until the Rio Grande LNG Facility is operational. Additionally, we do not expect to generate cash flow from any CCS projects until such projects are installed and operational. Accordingly, distributions to investors may be limited, delayed, or non-existent.
Our cash flow and consequently our ability to distribute earnings will be dependent upon our ability to complete Phase 1, Train 4 and Train 5 of the Rio Grande LNG Facility and future phases of development, and implement CCS systems and thereafter generate cash and net operating income from operations. The ability to complete the initial phases of development of the Rio Grande LNG Facility, as discussed further below, is dependent upon, among other things, performance of third-party contractors and customers under their agreements with the applicable Rio Grande Project Entity. Our ability to install any CCS systems, as discussed further below, is dependent on the development of front-end engineering and design (“FEED”), commercialization of the CCS systems, and contracting with third parties to install the CCS systems. We do not expect the Rio Grande Project Entities to generate any revenue until the completion of construction of the applicable phase of development of the Rio Grande LNG Facility or to generate any revenue from CCS systems until successful installation, and even after completion of construction or installation, financing and numerous other factors may reduce our cash flow. As a result, we may not make distributions of any amount or any distributions may be delayed.
We will be required to seek additional debt and equity financing in the future to complete future phases of the Rio Grande LNG Facility and the development of any CCS projects and may not be able to secure such financing on acceptable terms, or at all.
Since we will be unable to generate any revenue while we are in the development and construction stages, which will be for multiple years with respect to each phase of construction of the Rio Grande LNG Facility, we will need additional financing to provide the capital required to execute our business plan. We will need significant additional funding to develop and construct future phases of the Rio Grande LNG Facility and any CCS projects as well as for working capital requirements and other operating and general corporate purposes.
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
•the implementation of tariffs by the U.S. or foreign countries in which we, our customers or our vendors do business;
•duplicative taxation by different governments;
•general hazards associated with the assertion of sovereignty over areas in which operations are conducted, transactions occur, or counterparties are located; and
•the unexpected credit rating downgrade of countries in which our LNG customers are based.
As our reporting currency is the U.S. dollar, any operations conducted outside the U.S. or transactions denominated in foreign currencies would face additional risks of fluctuating currency values and exchange rates, hard currency shortages and controls on currency exchange. In addition, we would be subject to the impact of foreign currency fluctuations and exchange rate changes on our financial reports. These translations could result in changes to our results of operations from period to period.
We face risks related to the uncertainty regarding the future of international trade agreements and the potential for retaliatory tariffs on LNG.
The current uncertainty involving international trade measures has created volatility in the LNG markets and may result in higher costs and delays for major industrial projects under development and construction, such as the Rio Grande LNG Facility. We face potential exposure to evolving U.S. tariffs, and potential retaliatory actions that may be imposed by other countries in response to U.S. tariffs, primarily on LNG exports.
Any future changes to the United States’ trade relationship with major LNG importing nations, including through the imposition of further tariffs, could have an adverse impact on any LNG SPAs entered into with customers based in such countries. If any of our LNG SPAs is terminated for any reason or expires in accordance with its terms, such tariffs could have an adverse impact on our ability to market the available capacity of the Rio Grande Project Entities, by reducing demand from customers for U.S. LNG exports.
Costs for the Rio Grande LNG Facility and any CCS projects are subject to various factors.
Construction costs for the Rio Grande LNG Facility and any CCS projects will be subject to various factors such as economic and market conditions, government policy, claims and litigation risk, competition, the final terms of any definitive agreement for services with EPC service providers, change orders, delays in construction, legal and regulatory requirements, unanticipated regulatory delays, site issues, increased component and material costs, escalation of labor costs, labor disputes, increased spending to maintain construction schedules and other factors. In particular, costs are expected to be substantially affected by:
•global prices of nickel, steel, concrete, pipe, aluminum and other component parts of the Rio Grande LNG Facility or any CCS projects and the contractual terms upon which our contractors are able to source and procure required materials;
•any U.S. import tariffs or quotas on steel, aluminum, pipe or other component parts of the Rio Grande LNG Facility or any CCS projects, which may raise the prices of certain materials used in the Rio Grande LNG Facility;
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
•interest rates; and
•the risks referred to below under the caption "Our construction and operations activities will be subject to a number of development risks, operational hazards, regulatory approvals and other risks which may not be fully covered by insurance, and which could cause cost overruns and delays that could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects."
Our EPC agreements for Phase 1, Train 4 and Train 5 allocate certain cost risks to Bechtel; however, events related to the above activities may cause actual costs of the Rio Grande LNG Facility to vary from the range, combination and timing of assumptions used for projected costs of the Rio Grande LNG Facility, in addition to affecting our willingness to make a positive FID on future phases of development at the Rio Grande LNG Facility or on any CCS projects. Such variations may be material and adverse, and an investor may lose all or a portion of its investment.
We will be dependent on third-party contractors for the successful completion of the Rio Grande LNG Facility, any CCS projects and related infrastructure, and any failure by our contractors to perform their contractual obligations could have a material adverse impact on our projects.
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
Further, faulty construction that does not conform to our design and quality standards may have an adverse effect on our business, results of operations, financial condition and prospects. For example, improper equipment installation may lead to a shortened life of our equipment, increased operations and maintenance costs or a reduced availability or production capacity of the affected facility. The ability of our third-party contractors to perform successfully under any agreements to be entered into is dependent on a number of factors, including force majeure events and such contractors’ ability to:
•design, engineer and receive critical components and equipment necessary for the Rio Grande LNG Facility and any CCS projects to operate in accordance with specifications and address any start-up and operational issues that may arise in connection with the commencement of commercial operations;
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
Furthermore, we may have disagreements with our third-party contractors about different elements of the construction process, which could lead to the assertion of rights and remedies under the related contracts, resulting in a contractor’s unwillingness to perform further work on the relevant project. We may also face difficulties in commissioning a newly constructed facility at the Rio Grande LNG Facility. Any of the foregoing issues or significant project delays in the development or construction of the Rio Grande LNG Facility and, to the extent applicable, any CCS projects could materially and adversely affect our business, results of operations, financial condition and prospects.
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
We have entered into long-term commercial arrangements with customers for products from the Rio Grande LNG Facility, each of which is subject to preconditions, including the Rio Grande LNG Facility becoming operational. We are dependent on each customer’s continued willingness and ability to perform its obligations under its sale and purchase agreement. We are also exposed to the credit risk of any guarantor of these customers’ obligations under their respective sale and purchase agreement in the event that we must seek recourse under a guaranty. If any customer fails to perform its obligations under its sale and purchase agreement, our business, contracts, financial condition, operating results, cash flow, liquidity and prospects could be materially and adversely affected, even if we were ultimately successful in seeking damages from that customer or its guarantor for a breach of the sale and purchase agreement.

We have not yet entered into any definitive commercial arrangements to install any CCS systems. We also have not entered into, and may never be able to enter into, satisfactory commercial arrangements with third-party suppliers of feedstock or other required supplies to the Rio Grande LNG Facility.
Our business strategy regarding how and when the Rio Grande LNG Facility’s export capacity or, LNG produced by the Rio Grande LNG Facility, or any CCS systems are marketed may change based on market factors. Without limitation, our business strategy may change due to inability to enter into agreements with customers or based on our or market participants’ views regarding future supply and demand of LNG, prices, available worldwide natural gas liquefaction capacity or regasification capacity, the availability and efficiency of a market for carbon capture credits or other factors. If efforts to market LNG produced by the Rio Grande LNG Facility, the Rio Grande LNG Facility’s expansion export capacity, or any CCS systems are not successful, our business, results of operations, financial condition and prospects may be materially and adversely affected.
Our exposure to the performance and credit risks of counterparties may adversely affect our operating results, liquidity and access to financing.
Our operations involve our entering into various construction, purchase and sale, supply and other transactions with numerous third parties. In such arrangements, we will be exposed to the performance and credit risks of our counterparties, including the risk that one or more counterparties fail to perform their obligations under the applicable agreement. Some of these risks may increase during periods of commodity price volatility. In some cases, we will be dependent on a single counterparty or a small group of counterparties, all of whom may be similarly affected by changes in economic and other conditions. These risks include, but are not limited to, risks related to the construction discussed above in “We will be dependent on third-party contractors for the successful completion of the Rio Grande LNG Facility and any CCS projects, and these contractors may be unable to complete the Rio Grande LNG Facility or any CCS projects or may build a non-conforming Rio Grande LNG Facility or any CCS projects.” Defaults by suppliers, customers and other counterparties may adversely affect our operating results, liquidity and access to additional financing.
Our construction and operations activities will be subject to a number of development risks, operational hazards, regulatory approvals and other risks which may not be fully covered by insurance, and which could cause cost overruns and delays that could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.
Development and construction of the Rio Grande LNG Facility and any CCS projects will be subject to the risks of delay or cost overruns inherent in any construction project resulting from numerous factors, including, but not limited to, the following:
•difficulties or delays in obtaining, or failure to obtain, sufficient debt or equity financing on reasonable terms;
•failure to obtain or maintain all necessary government and third-party permits, approvals and licenses, or to comply with all the terms and conditions of those authorizations, for the construction and operation of the Rio Grande LNG Facility and any CCS projects, or litigation concerning such permits, approvals and licenses;
•failure to obtain or maintain commercial agreements that generate sufficient revenue to support the financing and construction of the Rio Grande LNG Facility or any CCS projects;
•difficulties in engaging qualified contractors necessary to the construction of the contemplated Rio Grande LNG Facility, in the event our main EPC contractor needs to be replaced for any reason, or for future phases of development at the Rio Grande LNG Facility or any CCS projects;
•shortages of equipment, materials or skilled labor;
•natural disasters and catastrophes, such as hurricanes, explosions, fires, floods, industrial accidents and terrorism;
•delays in the delivery of ordered materials;
•work stoppages and labor disputes;
•opposition from environmental and social groups, landowners, tribal groups, local groups and other advocates could result in organized protests, attempts to block or sabotage our construction activities or operations, intervention in regulatory or administrative proceedings involving our assets, or lawsuits or other actions designed to prevent, disrupt or delay the construction or operation of the Rio Grande LNG Facility or any CCS projects;
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
•unexpected or unanticipated additional improvements; and
•adverse general political or economic conditions.
Delays beyond the estimated development periods, as well as cost overruns, could increase the cost of completion beyond the amounts that are currently estimated, which could require us to obtain additional sources of financing to fund the activities until the Rio Grande LNG Facility is constructed and operational, which could cause further delays. The need for additional financing may also make the Rio Grande LNG Facility uneconomic. Any delay in completion of the trains of the Rio Grande LNG Facility may also cause a delay in the receipt of revenues projected from the Rio Grande LNG Facility or cause a loss of one or more customers. As a result, any significant construction delay, whatever the cause, could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.
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
Due to the scale of the Rio Grande LNG Facility, we may encounter capacity limits in insurance markets, thereby limiting our ability to economically obtain insurance with our desired level of coverage limits and terms. With respect to the Rio Grande LNG Facility or any CCS projects, we may elect not to obtain insurance for any or all of these risks if we believe that the cost of available insurance is excessive relative to the risks presented. In addition, contractual liabilities and pollution and environmental risks generally are not fully insurable. The occurrence of an event that is not fully covered by insurance could have a material adverse effect on our business, financial condition and results of operations.
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
Our success will depend on our ability to create and maintain a competitive position in the natural gas liquefaction and carbon capture and storage industries. We do not have any exclusive rights to any of the liquefaction technologies that we will be utilizing in the Rio Grande LNG Facility. In addition, the LNG technology we are using in the Rio Grande LNG Facility may face competition due to the technological advances of other companies or solutions, including more efficient and cost-effective processes or entirely different approaches developed by one or more of our competitors or others. Although we have applied for and obtained patents relating to CCS processes and rely on other procedures to protect our intellectual property, we may be unable to prevent third parties from utilizing our intellectual property; see “— We depend on our intellectual property for CCS projects, and our failure to protect that intellectual property could adversely affect the future growth and success of our CCS business.”
Continuing technological changes in the market for carbon capture solutions could make any CCS projects less competitive or obsolete, either generally or for particular applications. Our future success will depend upon our ability to develop and introduce a variety of new capabilities and enhancements to any CCS offerings to address the changing needs of the carbon capture markets. Delays in introducing enhancements, the failure to choose correctly among technical alternatives or the failure to offer innovative products or enhancements at competitive prices may cause existing and potential customers to utilize competing projects or solutions.
We depend on our intellectual property for CCS projects, and our failure to protect that intellectual property could adversely affect the future growth and success of our CCS business.
We rely on a combination of internal procedures, nondisclosure agreements, licenses, patents, trademarks and copyright law to protect our intellectual property and know-how. Our intellectual property rights may not be successfully asserted in the future or may be invalidated, circumvented or challenged.
While confidentiality agreements are typically put in place before sharing confidential technical information, there is a risk the potential partner could violate the confidentiality agreement and use our technical information for its own benefit or the benefit of others or compromise the confidentiality. We have applied for and obtained some U.S. patents and will continue to evaluate the registration of additional patents, as appropriate. We cannot guarantee that any of our pending applications will be approved. Moreover, even if the applications are approved, third parties may seek to oppose or otherwise challenge them. A failure to obtain registrations in the United States or elsewhere could limit our ability to protect our proprietary processes and could impede our business. Further, the protection of our intellectual property may require expensive investment in protracted litigation and the investment of substantial management time and there is no assurance we ultimately would prevail or that a successful outcome would lead to an economic benefit that is greater than the investment in the litigation.
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
Failure of LNG exported from the U.S. Gulf Coast to be a competitive source of energy for international markets could adversely affect our customers and could materially and adversely affect our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.
Operations of the Rio Grande LNG Facility will be dependent upon our ability to deliver LNG supplies from the U.S., which is primarily dependent upon LNG being a competitive source of energy internationally. The success of the Rio Grande LNG Facility is dependent, in part, on the extent to which LNG can, for significant periods and in significant volumes, be supplied from the U.S. Gulf Coast and delivered to international markets at a lower cost than the cost of alternative energy sources. Through the use of improved exploration technologies, additional sources of natural gas may be discovered outside the U.S., which could increase the available supply of natural gas outside the U.S. and could result in natural gas in those markets being available at a lower cost than that of LNG exported to those markets. The price of domestic natural gas, which is subject to change for reasons outside our control, also affects the competitiveness of U.S.-sourced LNG exports.
Additionally, the Rio Grande LNG Facility will be subject to the risk of LNG price competition at times when we need to replace any existing LNG sale and purchase contract, whether due to natural expiration, default or otherwise, or enter into new LNG sale and purchase contracts. Periods of commodity price volatility, supply-demand imbalances, higher US feedgas costs, or lower international marker prices could reduce the competitiveness of U.S. LNG, particularly when replacing expiring customer agreements or contracting incremental capacity. Factors relating to competition may prevent us from entering into a new or replacement LNG sale and purchase contract on economically comparable terms as prior LNG sale and purchase contracts, or at all. Factors which may negatively affect potential demand for LNG from our liquefaction projects are diverse and include, among others:
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
We expect any CCS projects, following successful construction and deployment, to generate revenue from a combination of sources, including fees from source facilities, government incentives and carbon credits. Government incentives include federal income tax credits under Section 45Q of the Internal Revenue Code of 1986, as amended (the "Code"), which currently provides a federal income tax credit per metric ton of carbon captured and permanently stored. The availability of these government incentives have a significant effect on the economics and viability of any CCS projects, and any reduction or elimination of such incentives could adversely affect the growth of our CCS business, our financial condition and our future results.
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
We will rely on third-party engineers to estimate the future capacity ratings and performance capabilities of the Rio Grande LNG Facility and any CCS projects, and these estimates may prove to be inaccurate.
We will rely on third parties for the design and engineering services underlying our estimates of the future capacity ratings and performance capabilities of the Rio Grande LNG Facility and any CCS projects. Any of such facilities, when constructed, may not have the capacity ratings and performance capabilities that we intend or estimate. Failure of any of our facilities to achieve our intended capacity ratings and performance capabilities could prevent us from achieving the commercial start dates or otherwise impact the generation of revenue under our future commercial agreements and could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.
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
The continued development of global carbon credit marketplaces will be crucial for the successful deployment of any CCS projects, as we expect carbon credits to be a significant source of future revenue. The efficiency of the voluntary carbon credit market is currently affected by several concerns, including insufficiency of demand, the risk that reduction credits could be counted multiple times and a lack of standardization of credit verification. Delayed development of a global carbon credit market could negatively impact the commercial viability of any CCS projects and could limit the growth of the business and adversely impact our financial condition and future results.
The operation of the Rio Grande LNG Facility and any CCS project may be subject to significant operating hazards and uninsured risks, one or more of which may create significant liabilities and losses that could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.
The plan of operations for the Rio Grande LNG Facility is subject to the inherent risks associated with LNG operations, including explosions, pollution, release of toxic substances, fires, hurricanes and other adverse weather conditions, and other hazards, each of which could result in significant delays in commencement or interruptions of operations and/or result in damage to or destruction of the Rio Grande LNG Facility and assets or damage to persons and property.  These risks may similarly affect any CCS projects.
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

Opposition from local communities or environmental groups can impede or delay the construction and operation of the Rio Grande LNG Facility.
Some local communities and/or environmental groups have voiced opposition to the proposed construction and operation of the Rio Grande LNG Facility as negatively impacting the environment, wildlife, cultural heritage sites or the public health of residents. Objections and administrative and judicial challenges from local communities or environmental groups could cause delays, limit access to or increase the cost of construction capital, cause reputational damage and impede us in obtaining or renewing necessary regulatory approvals.  For instance, environmental activists have been active in the permitting process of the Rio Grande LNG Facility and have challenged necessary permits. These third-party actions can materially increase the costs and cause delays in the permitting process and could cause us to not proceed with the development of the Rio Grande LNG Facility.
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
Each liquefaction train for the Rio Grande LNG Facility is expected to involve the transportation for liquefaction of approximately 0.9 Bcf/day of natural gas, for a total of 4.5 Bcf/day for the five liquefaction trains under construction. Gas sales agreements for the supply of these volumes could entail negotiations with multiple parties for firm and interruptible gas supply and transportation services to the pipeline header system, as well as pipeline interconnects and ancillary operational agreements. Delays caused by third parties in the course of negotiating agreements and constructing the required interconnects could delay the start of commercial operations for the Rio Grande LNG Facility.
Litigation could expose us to significant costs and adversely affect our business, financial condition, and results of operations.
We are, or may become, party to various lawsuits, arbitrations, mediations, regulatory proceedings and claims, which may include lawsuits, arbitrations, mediations, regulatory proceedings or claims relating to commercial liability, product recalls, product liability, product claims, employment matters, health, safety or environmental matters, breach of contract, intellectual property, indemnification, stockholder suits, derivative actions or other aspects of our business.
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
We are required to obtain and maintain governmental approvals and authorizations to implement our proposed business strategy, which includes the design, construction and operation of the Rio Grande LNG Facility and the export of LNG from the U.S. to foreign countries. As described above under “Business—Governmental Permits, Approvals and Authorizations,” the design, construction and operation of LNG export facilities is a highly regulated activity in the U.S., subject to a number of permitting requirements, regulatory approvals and ongoing safety and operational compliance programs. While the FERC has authorized the siting, construction and operation of the Rio Grande LNG Facility, that authorization has been challenged in an appeal brought by opponents of the project that is pending in the U.S. Court of Appeals for the D.C. Circuit (the “D.C. Circuit”). The project opponents have once again petitioned the D.C. Circuit for review of FERC’s orders, and that appeal is pending. Furthermore, additional approvals from FERC Staff will be required as we proceed with construction and commissioning of the facility consistent with FERC’s authorization. Failure to obtain, or failure to obtain on a timely basis, or failure to maintain any of these governmental authorizations, approvals and permits (including potentially as a result of the latest appeal to the D.C. Circuit) could have a material adverse effect on our business, results of operations, financial condition and prospects.
Our LNG marketing strategy depends on the continued effectiveness of Department of Energy authorizations for exports to
FTA and non-FTA countries. Changes in U.S. policy, delays in processing, or successful legal challenges to export or related approvals could reduce our ability to contract volumes at acceptable terms or at all. Any adverse determination, modification, or revocation of existing export authorizations could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.
In addition, the authorizations obtained from the FERC, the DOE and other federal and state regulatory agencies for the Rio Grande LNG Facility also contain ongoing conditions and compliance requirements, and additional approval and permit requirements may be imposed. We do not know whether or when any such approvals or permits can be obtained, or whether any existing or potential interventions or other actions by third parties will interfere with our ability to obtain and maintain such permits or approvals. If we are unable to obtain and maintain the necessary approvals and permits, including as a result of untimely notices or filings, we may not be able to recover our investment in the Rio Grande LNG Facility. Additionally, government disruptions, such as a U.S. government shutdown or the lack of quorum to issue decisions in regulatory agencies, may delay or halt our ability to obtain and maintain necessary approvals and permits. There is no assurance that we will obtain and maintain these governmental permits, approvals and authorizations, or that we will be able to obtain them on a timely basis, and failure to obtain and maintain any of these permits, approvals or authorizations could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects. In the future, additional regulatory approvals may be required or significant costs may be incurred due to changes in laws and regulations or for other reasons.
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
Our business is and will be subject to extensive federal, state and local regulations and laws, including regulations and restrictions on discharges and releases to the air, land and water and the handling, storage and disposal of hazardous materials and wastes in connection with the development, construction and operation of the Rio Grande LNG Facility.  Failure to comply with these regulations and laws could result in the imposition of administrative, civil and criminal sanctions, compliance orders, liabilities, operational or construction restrictions, difficulty obtaining permits from regulatory agencies, or capital expenditures and operational costs related to compliance or remediation.
These regulations and laws, which include the federal Clean Air Act, the Oil Pollution Act, the National Environmental Policy Act, the Clean Water Act, the Endangered Species Act, the Natural Gas Pipeline Safety Act and the Resource Conservation and Recovery Act, and analogous state and local laws and regulations, restrict, prohibit or otherwise regulate the types, quantities and concentration of substances that can be released into the environment in connection with the construction and operation of our facilities. In addition, we may become subject to enhanced sustainability and climate-related disclosure requirements at the federal, state, or international level, including mandatory greenhouse gas emissions reporting and climate risk assessments. Compliance with evolving disclosure regimes could increase administrative costs. Additionally, these regulations and laws will require and have required us to obtain and maintain permits, with respect to our facilities, prepare environmental impact assessments, provide governmental authorities with access to our facilities for inspection and provide reports related to compliance. Violation of these laws and regulations could lead to substantial liabilities, fines and penalties, the denial or revocation of permits necessary for our operations, governmental orders to shut down our facilities or to capital expenditures related to pollution control or remediation equipment that could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects. Federal and state laws impose liability, without regard to fault or the lawfulness of the original conduct, for the release of certain types or quantities of hazardous substances into the environment. As the owner and operator of the Rio Grande LNG Facility and CCS systems, we could be liable for the costs of cleaning up hazardous substances released into the environment and for damage to natural resources.
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
Incidents of unethical behavior, fraudulent activity, corruption or non-compliance with applicable laws and regulations could be damaging to our operations and reputation and may subject us to criminal and civil penalties, loss of operating licenses or other adverse consequences. Due to the global nature of the LNG business and the diversity of jurisdictions in which our customers operate, it is possible that a prospective counterparty could be accused of behavior that falls short of our expectations in this regard, leading to reputational damage and potential legal liabilities, notwithstanding our best efforts to prevent such behaviors.
Changes in legislation and regulations or interpretations thereof, such as those relating to the importation and exportation of LNG and incentives for reduction of emissions, could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects and could cause additional expenditures and delays in connection with the Rio Grande LNG Facility and any CCS projects and their construction.
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
In addition, any CCS projects may benefit from federal, state and local governmental incentives, mandates or other programs promoting the reduction of emissions. Any changes to or termination of these programs could reduce demand for CCS projects, impair our ability to obtain financing, and adversely impact our business, financial condition and results of operations.
Our ability to utilize our net operating loss carryforwards (“NOLs”) may be limited as a result of ownership changes under Section 382 of the Code.
The Code contains provisions that limit the utilization of NOLs and tax credit carryforwards if there has been a change in ownership as described in Section 382 of the Code (“Section 382”).  Such an ownership change occurs if the aggregate stock ownership of certain stockholders, generally stockholders beneficially owning five percent or more of a corporation’s common stock, applying certain look-through and aggregation rules, increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period, generally three years. Substantial changes in the Company's ownership have occurred that may limit or reduce the amount of NOL carryforwards that the Company could utilize in the future to offset taxable income. At December 31, 2024, we had federal net operating loss (“NOL”) carryforwards of approximately $552.5 million. Approximately $26.1 million of these NOL carryforwards will expire between 2034 and 2038.
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
Our largest stockholders will substantially influence our Company for the foreseeable future, including the outcome of matters requiring shareholder approval, and such control may prevent other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.
As of February 20, 2026, affiliates of HGC NEXT INV LLC, TotalEnergies SE and Ninteenth Investment Company (collectively, the “Large Stockholders”) beneficially own, in the aggregate, approximately 47% of the combined voting power of our outstanding shares of common stock. As a result, the Large Stockholders have the ability to influence the election of our directors and the outcome of corporate actions requiring stockholder approval, such as: (i) a merger or a sale of our Company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our articles of incorporation and bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders with interests different from those entities and individuals. Additionally, three members of our Board of Directors are affiliated with certain Large Stockholders. The Large Stockholders also have significant control over our business, policies and affairs by their affiliates serving as directors of our Company. They may also exert influence in delaying or preventing a change in control of the Company, even if such change in control would benefit the other stockholders of the Company. In addition, the significant concentration of stock ownership may adversely affect the market value of the Company’s common stock due to investors’ perception that conflicts of interest may exist or arise.
The exercise of outstanding warrants and exchangeable loans may have a dilutive effect on our common stock.
We issued warrants together with the entry into the Corporate Credit Agreement in December 2024 (the “2024 Warrants”) and the upsize of the Corporate Credit Agreement in May 2025 (the “2025 Warrants” and together with the 2024 Warrants, the “Warrants”). The 2024 Warrants were issued on December 31, 2024 in two equal tranches for an aggregate of approximately 7.2 million shares of Company common stock, with the first tranche exercisable at $7.15 per share and the second tranche exercisable at $9.30 per share. The

2025 Warrants were issued on May 14, 2025 for approximately 2.0 million shares of Company common stock exercisable at $9.30 per share. On November 17, 2025, the Corporate Credit Agreement was amended to, in part, upsize the loan by $50 million and recharacterize $50 million of the principal outstanding thereunder as a Series A term loan, the principal of which, including any interest in kind, can be exchanged (the “Exchange Right”) into Company common stock at a price of $9.50 per share.
To the extent the Warrants or the Exchange Right are exercised, additional shares of our common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that the Warrants or the Exchange Right may be exercised could adversely affect the market price of our common stock.
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
The Russia-Ukraine conflict may also have the effect of heightening many of the other risks described in this Annual Report on Form 10-K, such as risks related to the development of any CCS projects and the Rio Grande LNG Facility, including postponement in making a positive FID on expansion capacity at the Rio Grande LNG Facility, doing business in foreign countries, obtaining governmental approvals, and exported LNG remaining a competitive source of energy for international markets, global demand for and price of natural gas, and fluctuation in the price of our common stock.
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
We depend on digital technology in many aspects of our business, including the processing and recording of financial and operating data, analysis of information, and communications with our employees and third parties. Cyberattacks on our systems and those of third-party vendors and other counterparties occur frequently and have grown in sophistication. A successful cyberattack on us or a vendor or other counterparty could have a variety of adverse consequences, including theft of proprietary or commercially sensitive information, data corruption, interruption in communications, disruptions to our existing or planned activities or transactions, and damage to third parties, any of which could have a material adverse impact on us. Further, as cyberattacks continue to evolve, including use of artificial intelligence, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerabilities to cyberattacks. Since the techniques used to obtain unauthorized access to or to sabotage systems change frequently and are not often recognized until after they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.
Terrorist attacks, including cyberterrorism, or military campaigns involving us or our projects could result in delays in, or cancellation of, construction or closure of the Rio Grande LNG Facility.
A terrorist or military incident involving the Rio Grande LNG Facility or any CCS project may result in delays in, or cancellation of, construction of the Rio Grande LNG Facility or the relevant CCS project, which would increase our costs and prevent us from obtaining expected cash flows. A terrorist incident could also result in temporary or permanent closure of the Rio Grande LNG Facility or such host industrial facility, which could increase costs and decrease cash flows, depending on the duration of the closure. Operations at the Rio Grande LNG Facility and any CCS projects could also become subject to increased governmental scrutiny that may result in additional security measures at a significant incremental cost. In addition, the threat of terrorism and the impact of military campaigns may lead to continued volatility in prices for natural gas that could adversely affect our business and customers, including the ability of our suppliers or customers to satisfy their respective obligations under our commercial agreements. Instability in the financial markets as a result of terrorism, including cyberterrorism, or war, including the Russia-Ukraine conflict or hostilities in the Middle East, could also materially adversely affect our ability to raise capital. The continuation of these developments may subject our construction and operations to increased risks, as well as increased costs, and, depending on their ultimate magnitude, could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
Our cybersecurity program is designed to protect our information, people, and assets. Cybersecurity plays a critical role in our overall risk management strategy, where cyber risks are identified and actively managed through preventive and mitigating measures. Our Cybersecurity design principles of Secure by Design and Depth in Defense help us to design and evaluate our cybersecurity initiatives and are grounded in frameworks such as the National Institute of Standards and Technology's Cybersecurity Framework, ISO 27001, and industry-specific regulations. While this approach does not imply compliance with any specific technical standards or requirements, these frameworks serve as a guide to help us identify, assess, and manage cybersecurity risks that are relevant to our business.
We continuously evaluate our people, processes, and technology, adjusting our program as needed to keep up with the evolving cyber risk landscape. As part of our ongoing training and preparedness efforts, we regularly conduct phishing simulations and penetration testing campaigns to ensure our employees are well-equipped to recognize various phishing emails and other similar threats.
We actively back up our data to minimize the risk of data loss. To safeguard against unauthorized access and data breaches, we encrypt sensitive information both in transit and at rest. Additionally, we have implemented access controls and multi-factor authentication to ensure that only authorized personnel can access critical data. To further enhance security and ensure operational continuity, we partner with third-party Information Technology service providers and Managed Services vendors who continuously monitor our infrastructure, conducting ongoing network and endpoint surveillance.
We develop and implement robust cybersecurity standards and procedures that address access control, data encryption, use of assets, and data protection. We ensure that all employees, contractors, and third-party vendors adhere to these standards and receive training on cybersecurity best practices.
Governance
Our cybersecurity team resides within the Digital & Information Technology function and reports to ML Madhavarao, our Vice President of Information Technology and Chief Information Officer, who is responsible for the delivery of a robust and risk-based cybersecurity program, including threat detection and response, risk management, security architecture, vulnerability management, incident response, and security awareness. Mr. Madhavarao has decades of experience managing strategic technology operations, including the identification of cybersecurity risk and the defense of information technology assets from global threats. Cyber governance oversight is provided by the Chief Financial Officer and the Audit Committee of the Board of Directors.

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
During the year ended December 31, 2025, there were no cybersecurity incidents or threats that had a material impact on our business, results of operations or financial condition.
Item 2. Properties
We currently lease approximately 90,000 square feet of office space in Houston, Texas under a lease agreement that expires on December 31, 2035.
Rio Grande has entered into a lease agreement (the “Rio Grande Site Lease”) with the Brownsville Navigation District of Cameron County, Texas pursuant to which Rio Grande has leased approximately 1,000 acres of land situated near Brownsville, Cameron County, Texas for the purposes of constructing, operating, and maintaining the Rio Grande LNG Facility and gas treatment and gas pipeline facilities. The initial term of the Rio Grande Site Lease expires on July 12, 2053 (the “Primary Term”). Rio Grande has the option to renew and extend the term of the Rio Grande Site Lease beyond the Primary Term for up to two consecutive renewal periods of ten years each provided that it has not caused an event of default under the Rio Grande Site Lease.
We do not own or lease any other real property that is materially important to our business. We believe that our current properties are adequate for our current needs and that additional office space will be available when and as needed.
Item 3.   Legal Proceedings
As of December 31, 2025, management was not aware of any claims of legal actions that, separately or in the aggregate, are likely to have a material adverse effect on the Company's financial position, results of operations or cash flows, although the Company cannot guarantee that a material adverse event will not occur.
Item 4.   Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information, Holders and Dividends
Our common stock trades on Nasdaq under the symbol “NEXT.”
As of February 20, 2026, 264.9 million shares of Company common stock were outstanding held by approximately 51 record owners. All shares of Company common stock held in street name are recorded in our stock register as being held by one stockholder.
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
Purchase of Equity Securities by the Issuer
The following table summarizes stock repurchases for the three months ended December 31, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as a Part of Publicly Announced Plans	Maximum Number of Units That May Yet Be Purchased Under the Plans
October 2025	216,401	$6.11	—	—
November 2025	—	$—	—	—
December 2025	5,342	$5.96	—	—
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
Total Stockholder Return
The following is a customized peer group consisting of 15 companies (the "Peer Group") that were selected because they are publicly-traded companies that have comparable industries and business models, competition for customers and executive talent, geographic presence, and enterprise value.

Peer Group
APA Corporation	Plains All American Pipeline, L.P.
Cheniere Energy, Inc.	Sempra
Coterra Energy Inc.	Sunoco LP
DT Midstream, Inc.	Talen Energy Corporation
Genesis Energy LP	Targa Resources Corp.
Kinetik Holdings Inc.	Venture Global, Inc.
Magnolia Oil & Gas Corporation	Western Midstream Partners LP
NRG Energy, Inc.
The following chart compares the five-year total return on our common stock, the S&P 500 Index, and our Peer Group. The chart was constructed on the assumption that $100 was invested in our common stock, the S&P 500 Index, and our Peer Group on December 31, 2020 and that any dividends were fully reinvested.

Company / Index	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
NextDecade Corporation	$100.00	$136.36	$236.36	$228.23	$368.90	$252.15
S&P 500 Index	$100.00	$128.75	$105.35	$132.94	$166.02	$195.43
Peer Group[1]	$100.00	$155.62	$205.24	$231.25	$315.25	$350.95
1 DT Midstream, Inc., Talen Energy Corporation, and Venture Global, Inc. are included in the Peer Group total return calculation from the dates they became publicly traded in July 2021, July 2024, and January 2025, respectively, through December 31, 2025, and Kinetik return data includes predecessor company Altus Midstream.

Comparison of Cumulative Five Year Total Return
$400.00
$300.00
$200.00
$100.00
$0.00
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
NextDecade Corporation
S&P 500 Index
Peer Group Average

Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Introduction
The following discussion and analysis presents management’s view of our business, financial condition and overall performance and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes in “Financial Statements and Supplementary Data.” This information is intended to provide investors with an understanding of our past performance, current financial condition and outlook for the future. Discussion of items for the year ended December 31, 2023, including drivers of variances between the year ended December 31, 2024 and the year ended December 31, 2023, are not included herein and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the fiscal year ended December 31, 2024.

Our discussion and analysis includes the following subjects:
•Overview of Business
•Overview of Significant Events
•Liquidity and Capital Resources
•Contractual Obligations
•Results of Operations
•Summary of Critical Accounting Estimates
•Recent Accounting Standards

Overview of Business
NextDecade Corporation, a Delaware corporation, is a Houston-based energy company primarily engaged in construction and development activities related to the liquefaction of natural gas and sale of LNG. We are constructing and developing a natural gas liquefaction and export facility located in the Rio Grande Valley near Brownsville, Texas (the “Rio Grande LNG Facility”). The first five liquefaction trains and related infrastructure (together, “Phase 1”, “Train 4”, and “Train 5”) at the Rio Grande LNG Facility are currently under construction. We are also developing and advancing the permitting process for expansion Trains 6 through 8 and exploring a potential carbon capture and storage ("CCS") project at the Rio Grande LNG Facility.
Overview of Significant Events
Significant developments since January 1, 2025 and through the date of this 10-K include the following:
Development and Construction
•Under the engineering, procurement, and construction (“EPC”) contracts with Bechtel Energy, Inc. (“Bechtel”), as of January 2026:
•The overall project completion percentage for Trains 1 and 2 and the common facilities at the Rio Grande LNG Facility was 64.5%. Within this project completion percentage, engineering was 97.8% complete, procurement was 94.0% complete, and construction was 42.9% complete.
•The overall project completion percentage for Train 3 at the Rio Grande LNG Facility was 39.8%. Within this project completion percentage, engineering was 88.0% complete, procurement was 75.6% complete, and construction was 8.5% complete.
•The overall project completion percentage for Train 4 at the Rio Grande LNG Facility was 7.8%. Within this project completion percentage, engineering was 28.1% complete, procurement was 15.1% complete, and construction was 0.0% complete.
•The overall project completion percentage for Train 5 at the Rio Grande LNG Facility was 3.3%. Progress since the positive final investment decision (“FID”) on Train 5 in October 2025 has primarily focused on procurement.
•In February 2025, we provided additional information regarding our development of Trains 6 through 8 at the Rio Grande LNG Facility. Trains 6 through 8 are currently wholly owned by NextDecade and are cumulatively expected to increase the Company's total liquefaction capacity by approximately 18 million tonnes per annum ("MTPA") once constructed and placed into operation.
◦Train 6, which has an expected LNG production capacity of approximately 6 MTPA, is being developed inside the existing levee at the site and adjacent to Trains 1 through 5. In November 2025, we initiated the pre-filing process with the Federal Energy Regulatory Commission ("FERC") for expansion at the Rio Grande LNG Facility that includes Train 6 and an additional marine berth, and we expect to file a full FERC application for this expansion in mid-2026.
◦We are evaluating multiple areas on the site for the development of Trains 7 and 8, which have a total expected LNG production capacity of approximately 12 MTPA. We expect to advance the development of Trains 7 and 8 throughout 2026.
•On September 9, 2025, we announced a positive FID on Train 4 and related infrastructure at the Rio Grande LNG Facility and issued full notice to proceed ("NTP") to Bechtel under the EPC contract for Train 4. Total project costs for Train 4 and related infrastructure are expected to total approximately $6.7 billion. Train 4 has an expected LNG production capacity of approximately 6 MTPA, and guaranteed substantial completion of Train 4 is in the third quarter of 2030.
•On October 16, 2025, we announced a positive FID on Train 5 and related infrastructure at the Rio Grande LNG Facility and issued full NTP to Bechtel under the EPC contract for Train 5. Total project costs for Train 5 and related infrastructure are expected to total approximately $6.7 billion. Train 5 has an expected LNG production capacity of approximately 6 MTPA, and guaranteed substantial completion of Train 5 is in the second quarter of 2031.
•In March 2026, we announced that we expect to begin commissioning activities at the Rio Grande LNG Facility in 2026, and we expect first LNG production from Train 1 in the first half of 2027.
Strategic and Commercial
•In April 2025, we announced a 20-year LNG Sale and Purchase Agreement (“SPA”) with a subsidiary of Saudi Aramco (“Aramco”), pursuant to which the Aramco subsidiary will purchase 1.2 MTPA of LNG from Train 4 at the Rio Grande LNG Facility for 20 years, on a free on board (“FOB”) basis at a price indexed to Henry Hub.

•In April 2025, we announced TotalEnergies’ exercise of its LNG purchase option with respect to Train 4 and the execution of a 20-year LNG SPA with TotalEnergies, pursuant to which TotalEnergies will purchase 1.5 MTPA of LNG from Train 4 at the Rio Grande LNG Facility for 20 years, on an FOB basis at a price indexed to Henry Hub.
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
•In early 2026, we began the marketing of early cargoes that we expect to produce in 2027 and 2028 prior to the commencement of our long-term LNG SPAs. We have entered into LNG sales agreements for the sale of over 175 TBtu of LNG on an FOB basis, with fixed liquefaction fees that are expected to achieve a cargo margin, calculated as the FOB LNG sales price less our expected costs of natural gas feedstock and fuel, of over $3.00 per MMBtu. This volume represents 33% of our expected open volumes from 2027 through early 2029.
Financial
•In April 2025, Phase 1 LLC elected to terminate $250 million of commitments under its working capital facility due to a decrease in expected requirements for credit support during construction, which reduced the outstanding commitments under the working capital facility to $250 million and is expected to reduce related commitment fees by approximately $2 million annually.
•In May 2025, our wholly owned subsidiary Rio Grande LNG Super Holdings, LLC, entered into an amendment to the credit agreement with the lender of its existing senior secured loan (the "Super Holdings Loan") to increase the loan amount by $50 million to a total of $225 million initial principal. Incremental proceeds from the Super Holdings Loan were disbursed at closing on May 14, 2025, and net proceeds were used to fund working capital and general corporate purposes, including pre-FID expenses for Trains 4 and 5 and development expenses for expansion trains at the Rio Grande LNG Facility.
•In conjunction with the closing of the May 2025 amendment to the Super Holdings Loan, we issued warrants that are exercisable for an aggregate of approximately 2.0 million shares of our common stock to the lenders of the Super Holdings Loan. The warrants are exercisable at $9.30 per share, which represented a 30% premium to the volume weighted average price for the 30 trading-day period immediately preceding the amendment date.
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
◦A commitment by the Company to invest approximately $1.13 billion in Train 4; and
◦A senior secured, non-recourse bank credit facility of $3.85 billion with a seven-year maturity.
•On September 9, 2025, to fully fund the Company's approximately $1.13 billion equity commitments for Train 4, certain of our wholly owned subsidiaries entered into a delayed draw, senior secured term loan bank facility of $734 million with a five-year maturity (the "FinCo Loan") and term loans of $600 million with a maturity date of the earlier of eight years or the 85th day prior to the maturity date of the FinCo Loan (the "SuperFinCo Loan").
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
◦A senior secured, non-recourse bank credit facility of $3.59 billion with a seven-year maturity; and
◦An offering of $500 million senior secured, non-recourse private placement notes, which will bear interest at 6.56%, will be funded in multiple tranches from December 2025 through October 2026, and will amortize over a period of 20 years beginning in September 2031, with a final maturity in September 2050. In December 2025, the Company issued the first tranche of $150 million of these notes.

•On October 16, 2025, to fully fund the Company's approximately $1.29 billion equity commitments for Train 5, we contributed $233 million cash to Train 5 LLC, and certain of our wholly owned subsidiaries increased the size of the FinCo Loan by $729 million, to a total of approximately $1.46 billion, and increased the size of the SuperFinCo Loan by $600 million, to a total of $1.2 billion.
•In November 2025, Rio Grande LNG Super Holdings, LLC entered into an Amended and Restated Credit Agreement with the lenders of the Super Holdings Loan to refinance $50 million of the existing loan amount and provide $50 million of incremental capital in the form of an exchangeable loan with total initial principal of $100 million (the "Exchangeable Loan"). The Exchangeable Loan bears interest at 8%, payable in cash or in-kind at the Company's election, and matures in November 2030. The initial principal of the Exchangeable Loan and any amounts of interest paid in-kind are exchangeable into shares of our common stock at $9.50 per share. Pursuant to this transaction, the interest rate on the remaining balance of the Super Holdings Loan was amended to 13.5%.
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
•In August 2025, the FERC issued a final order on remand reaffirming its authorization for the siting, construction, and operation of the first five liquefaction trains at the Rio Grande LNG Facility, and as of October 30, 2025, the order is no longer appealable to FERC. In December 2025, certain intervenors petitioned the D.C. Circuit Court to review the order on remand, and their request remains pending.
Rio Grande LNG Facility Activity
We are constructing and developing the Rio Grande LNG Facility on the north shore of the Brownsville Ship Channel in south Texas. The site is located on approximately 1,000 acres of land, which has been leased long-term and includes 15,000 feet of frontage on the Brownsville Ship Channel. We believe the site is advantaged due to its proximity to abundant natural gas resources in the Permian Basin and Eagle Ford Shale, access to an uncongested waterway for vessel loading, location in a region that has historically been subject to fewer and less severe weather events relative to other locations along the U.S. Gulf Coast, access to a large, skilled local labor force, and strong geotechnical conditions requiring less piling for soil stabilization. Trains 1 through 5 at the Rio Grande LNG Facility are under construction, and we are developing and advancing the permitting process for Trains 6 through 8. There is sufficient space at the Rio Grande LNG Facility site for up to 10 liquefaction trains.
Progress on Phase 1 as of January 2026 is ahead of the guaranteed completion schedule under the EPC contracts. During the fourth quarter of 2025 and early 2026, the construction team continued piping fabrication, rebar installation, equipment setting and concrete placement, and structural steel erection in the areas of Trains 1, 2, and 3. Tank construction continued to progress with insulation installation and inner tank shell erection, and construction of the tug and loading berths is underway. Across the site, Bechtel also continued installing concrete foundations, instrument air receivers, floodgates, security systems, permanent fencing, temporary facilities, and other siteworks.
Progress on Train 4 as of January 2026 is in line with the EPC contract. Since FID of Train 4 in September 2025, progress has been focused primarily on engineering drawings and issuance of purchase requisitions for key equipment, and soil stabilization in the Train 4 area has commenced.
Progress on Train 5 as of January 2026 is in line with the EPC contract. Since FID of Train 5 in October 2025, progress has been focused primarily on issuance of purchase requisitions for key equipment.
Liquidity and Capital Resources
Following FID on Trains 1 through 5 and the project financing obtained by the Company's subsidiaries, the Rio Grande Project Entities and the NextDecade Group operate with independent capital structures. Although our sources and uses are presented from a consolidated standpoint, certain restrictions under debt and equity agreements limit the ability of the NextDecade Group and the Rio Grande Project Entities to use and distribute cash. The Rio Grande Project Entities are required to deposit all cash received under their respective debt agreements into restricted accounts. The usage or withdrawal of such cash is restricted to the payment of obligations related to their respective trains and common infrastructure and other restricted payments, and such cash and capital resources are not available to service the obligations of the NextDecade Group.
Phase 1 FID Rio Grande Financing
In connection with the FID on Phase 1 at the Rio Grande LNG Facility, Phase 1 LLC obtained approximately $6.2 billion in equity capital commitments, inclusive of commitments from NextDecade, entered into senior secured non-recourse bank credit facilities of $11.6 billion, consisting of $11.1 billion in construction term loans and a $500 million working capital facility, and closed a $700 million senior secured non-recourse private notes offering. Phase 1 LLC expects to utilize these capital resources to fully fund the total cost of Phase 1, which is currently estimated at $18.0 billion and consists of EPC costs, owner’s costs and contingencies, dredging for the Brazos Island Harbor Channel Improvement Project, conservation of more than 4,000 acres of wetland and wildlife habitat area, installation of utilities, and interest during construction and other financing costs, and including amounts spent prior to FID under limited notices to proceed. Phase 1 LLC has refinanced a total of over $1.85 billion of its original $11.1 billion term loan facilities (the "Phase 1 Credit Facilities") since July 2023 through the issuance of senior secured notes and loans.
In April 2025, Phase 1 LLC elected to terminate $250 million of commitments under its working capital facility due to a decrease in expected requirements for credit support during construction, which reduced the outstanding commitments under the working capital facility to $250 million.
Train 4 FID Financing
In connection with the FID on Train 4, Train 4 LLC obtained approximately $2.8 billion in equity capital commitments, inclusive of commitments from NextDecade, and entered into a senior secured non-recourse bank credit facility of approximately $3.8 billion (the "Train 4 Credit Facility"). Train 4 LLC expects to utilize these capital resources to fully fund the total cost of Train 4 and related infrastructure, which is currently estimated at approximately $6.7 billion and consists of EPC costs, owner’s costs and contingencies, interest during construction and other financing costs, and other costs, including a payment for usage of common infrastructure at the Rio Grande LNG Facility.
Train 5 FID Financing
In connection with the FID on Train 5, Train 5 LLC obtained approximately $2.6 billion in equity capital commitments, inclusive of commitments from NextDecade, entered into a senior secured non-recourse bank credit facility of approximately $3.6 billion (the "Train 5 Credit Facility" and, together with the Phase 1 Credit Facilities and the Train 4 Credit Facility, the "Project Credit Facilities"), and closed a $500 million senior secured non-recourse private notes offering. Train 5 LLC expects to utilize these capital resources to fund the total cost of Train 5 and related infrastructure, which is currently estimated at approximately $6.7 billion and consists of EPC costs, owner’s costs and contingencies, interest during construction and financing costs, and other costs, including a payment for usage of common infrastructure at the Rio Grande LNG Facility.
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
At Train 4 FID, Train 4 LLC paid NextDecade LLC, our wholly owned subsidiary and the entity that manages the construction, commissioning and operation of the Rio Grande Facility on behalf of the Rio Grande Project Entities, $98 million, representing a $48 million development fee for activities prior to FID of Train 4 and a $50 million fee for services to be rendered by NextDecade LLC in support of Train 4. Train 4 LLC will also pay NextDecade LLC an additional $50 million services fee in September 2026. At Train 5 FID, Train 5 LLC paid NextDecade LLC $117 million, representing a $17 million development fee for activities prior to FID of Train 5 and a $100 million fee for services to be rendered by NextDecade LLC in support of Train 5.
In November 2025, our wholly owned subsidiary Rio Grande LNG Super Holdings, LLC, entered into an Amended and Restated Credit Agreement with the lenders of the Super Holdings Loan to refinance $50 million of the existing loan amount and provide $50 million of incremental capital in the form of an exchangeable loan with total initial principal of $100 million.
Because our businesses and assets are under construction or in development, we have not historically generated significant cash flow from operations, and we do not expect to do so until liquefaction trains at the Rio Grande LNG Facility begin operating. We intend to fund development activities and general and administrative expenses for the foreseeable future with our cash and cash equivalents on hand, the services fee due in September 2026 and through the sale of additional equity, equity-based or debt securities in us or in our subsidiaries. There can be no assurance that we will succeed in selling such securities or, if successful, that the capital we raise will not be expensive or dilutive to stockholders.
Long Term Liquidity and Capital Resources of NextDecade Corporation
We will not receive significant cash flows from liquefaction trains at the Rio Grande LNG Facility until they are operational, and after our trains reach commercial operation, certain restrictions under our debt and equity agreements limit the ability of the NextDecade Group and the Rio Grande Project Entities to use and distribute cash. Any future development of liquefaction trains and any potential CCS project at the Rio Grande LNG Facility will similarly take an extended period of time to develop, construct and become operational and will require significant capital deployment.
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
Sources and Uses of Cash
The following table summarizes the sources and uses of our cash for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024
Operating cash flows	$(169,397)	$(95,585)
Investing cash flows	(4,852,904)	(2,574,205)
Financing cash flows	5,336,627	2,768,074

Net increase in cash, cash equivalents and restricted cash	314,326	98,284
Cash, cash equivalents and restricted cash – beginning of period	392,762	294,478
Cash, cash equivalents and restricted cash – end of period	$707,088	$392,762
Operating Cash Flows
Operating cash outflows during the years ended December 31, 2025 and 2024 were $169.4 million and $95.6 million, respectively. The increase in operating cash outflows in 2025 compared to 2024 was primarily due to an increase in headcount to support the commencement of operations at the Rio Grande LNG Facility and a decrease in derivative settlements.
Investing Cash Flows
Investing cash outflows during the years ended December 31, 2025 and 2024 were $4.9 billion and $2.6 billion, respectively. The increase in investing cash outflows in 2025 compared to 2024 was primarily due to increased expenditures associated with construction of the Rio Grande LNG Facility, including expenditures related to Trains 4 and 5, which achieved positive FID and began construction in 2025.
Financing Cash Flows
Financing cash inflows during the years ended December 31, 2025 and 2024 were $5.3 billion and $2.8 billion, respectively. The increase in financing cash inflows during 2025 compared to 2024 is primarily due to an increase of approximately $1.2 billion in proceeds from the issuance of debt and an increase of approximately $0.3 billion in receipts of equity commitments related primarily to construction at the Rio Grande LNG Facility, including impacts of Trains 4 and 5 which achieved positive FID in 2025, as well as approximately $1.3 billion of debt repayments in the prior year with no comparable current year activity. These increases were partially offset by a decrease of approximately $0.2 billion in debt and equity issuances costs.
Contractual Obligations
We are committed to make cash payments in the future pursuant to certain of our contracts. The following table summarizes certain contractual obligations (in thousands) in place as of December 31, 2025:

	Total	2026	2027-2028	2029-2030	Thereafter
Operating lease obligations	$228,834	$9,824	$19,778	$19,354	$179,878
Operating lease obligations relate to the Rio Grande site lease and our office spaces in Houston, Texas and Singapore. A discussion of these obligations can be found at Note 4 — Leases of our Notes to Consolidated Financial Statements.

Results of Operations
The following table summarizes costs, expenses and other income for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Revenues	$—	$—
General and administrative expense	202,285	150,109
Development expense	8,006	8,260
Depreciation and amortization expense	12,122	12,706
Other	3,518	—
Operating loss	(225,931)	(171,075)
Derivative (loss) gain, net	(11,006)	586,541
Interest expense	(170,011)	(87,539)
Loss on debt extinguishment and modification cost	(30,138)	(49,314)
Other income (expense), net	7,449	(1,166)
Net (loss) income	(429,637)	277,447
Less: net (loss) income attributable to non-controlling interest	(123,203)	339,198
Net loss attributable to common stockholders	$(306,434)	$(61,751)
Net loss attributable to common stockholders was approximately $306.4 million, or $(1.17) per common share (basic and diluted) for the year ended December 31, 2025 compared to a net loss attributable to common stockholders of approximately $61.8 million, or $(0.24) per common share (basic and diluted), for the year ended December 31, 2024. The approximately $244.7 million increase was primarily a result of the following:
•General and administrative expenses during the year ended December 31, 2025 increased approximately $52.2 million compared to the same period in 2024 primarily due to an increase in headcount to support the commencement of operations at the Rio Grande LNG Facility and share-based compensation expense recognized in connection with FID on Train 4 and Train 5.
•Derivative losses during the year ended December 31, 2025 increased approximately $597.5 million compared to the same period in 2024 primarily due to lower forward SOFR rates when compared to the prior period, which increased the loss on the Company's interest rate swap portfolio.
•Interest expense during the year ended December 31, 2025 increased approximately $82.5 million compared to the same period in 2024 primarily due to additional borrowings to construct the Rio Grande LNG Facility. This resulted in an approximate $215.4 million increase in interest on debt obligations, partially offset by a $151.5 million increase in capitalized interest.
•Loss on debt extinguishment and modification cost during the year ended December 31, 2025 decreased approximately $19.2 million compared to the same period in 2024 due to a lack of debt repayments during the current period.
•Net income attributable to non-controlling interest during the year ended December 31, 2025 decreased approximately $462.4 million primarily due to changes in interest rate swap derivatives and interest expense as those activities are a component of the Joint Ventures’ net loss and income and are consolidated in the Company's results. These changes were partially offset by a decrease in loss on debt extinguishment as the prior year extinguishment was a component of the Joint Ventures’ net income.
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

Our derivative instruments primarily consist of interest rate swaps. We value our interest rate swaps based on observable market inputs, including SOFR forward curves.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of December 31, 2025, our exposure to market risk for changes in interest rates related primarily to the Project Credit Facilities and the FinCo Loan. Each of these debt facilities accrues interest at SOFR or a similar floating benchmark rate, plus in each case an applicable margin. Therefore, fluctuations in interest rates will impact our consolidated financial statements. A rising interest rate environment will increase the amount of interest paid on these loans. The Rio Grande Project Entities have entered into interest rate hedge arrangements to manage the interest rate exposure under their respective credit facilities, and FinCo similarly has entered into interest rate hedge arrangements to manage the interest rate exposure under the FinCo Loan.
The Project Credit Facilities each contain a covenant requiring that interest rates for a minimum of 75% of the projected principal amount of the applicable entity’s senior secured debt be hedged or have fixed interest rates. The FinCo Credit Agreement also contains a requirement that that interest rates for a minimum of 90% of the projected principal amount of the FinCo Loan outstanding be hedged or have fixed interest rates. For the year ended December 31, 2025, a hypothetical 100 basis point increase in interest rates would have resulted in an impact of less than $1 million on our consolidated net loss.
To the extent we utilize additional debt financing in support of future phases of development, we may incur fixed or floating rate debt or a combination thereof. We will also have exposure to changes in interest rates with respect to any floating rate debt we incur, unless we enter into interest rate hedges with respect to any such exposure.
Commodity Price Risk
Following the commencement of operations at the Rio Grande LNG Facility, we will have exposure to changes in commodity prices. Under our LNG SPAs, our customers will purchase LNG from the Rio Grande LNG Facility for a price consisting of a fixed fee per MMBtu of LNG plus a variable fee per MMBtu of LNG, with the variable fees structured to cover the expected cost of natural gas plus fuel and other sourcing costs to produce LNG. As a result, changes in the price of feed gas will impact our operating margins. In addition, there may be differences between the actual price we pay for feed gas and the Henry Hub gas price used to calculate the variable fees under the relevant LNG SPA. Our operating margins would be affected by any such differences.
Item 8. Financial Statements and Supplementary Data
Index to Consolidated Financial Statements
NextDecade Corporation and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
NextDecade Corporation:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of NextDecade Corporation and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes and financial statement schedule 1 (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Fair value of interest rate swaps agreements
As discussed in Notes 2 and 7 to the consolidated financial statements, the Company recorded a noncurrent derivatives asset of $532.2 million, current derivatives liability of $6.4 million and noncurrent derivatives liability of $85.9 million related to the fair value of level 2 interest rate swaps agreements, which were classified as Level 2 in the fair value hierarchy as of December 31, 2025. The interest rate swaps agreements were valued using an income-based approach based on observable inputs to the valuation model including SOFR forward curves.
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

Houston, Texas February 27, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
NextDecade Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited NextDecade Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes and financial statement schedule 1 (collectively, the consolidated financial statements), and our report dated February 27, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

Houston, Texas February 27, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
NextDecade Corporation

Opinion on the financial statements
We have audited the consolidated balance sheet of NextDecade Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 (not presented herein), and the related consolidated statements of operations, changes in equity, and cash flows for the year then ended, and the related notes and financial statement schedules included under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GRANT THORTON LLP

We served as the Company’s auditor from 2018 to 2024.
Houston, Texas
March 11, 2024 (except for Note 2, Segments, as to which the date is February 27, 2025, and financial statement schedules at Item15(a)(2), as to which the date is February 27, 2026)

NextDecade Corporation
Consolidated Balance Sheets (1)
(in thousands, except per share data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$143,782	$148,137
Restricted cash	563,306	244,625
Prepaid expenses and other current assets	10,961	19,810
Total current assets	718,049	412,572
Property, plant and equipment, net	10,568,311	5,020,003
Operating lease right-of-use assets	162,493	166,082
Deferred financing fees	423,076	317,788
Derivatives	532,245	472,057
Other non-current assets	21,654	15,557
Total assets	$12,425,828	$6,404,059

Liabilities and Equity
Current liabilities:
Accounts payable	$443,947	$244,642
Operating leases	3,883	2,881
Accrued and other current liabilities	888,200	347,561
Total current liabilities	1,336,030	595,084
Debt, net	8,510,925	3,920,425
Operating leases	142,266	144,164
Derivatives	135,520	—
Total liabilities	10,124,741	4,659,673

Commitments and contingencies (Note 11 )

Equity:
Common stock, $0.0001 par value, 480.0 million authorized: 264.8 million and 260.2 million outstanding, respectively	26	26
Treasury stock: 4.9 million and 3.1 million respectively, at cost	(37,862)	(20,916)
Preferred stock, $0.0001 par value, 0.5 million authorized after designation of the convertible preferred stock: none outstanding	—	—
Additional paid-in-capital	893,131	852,054
Accumulated deficit	(759,957)	(453,523)
Total stockholders’ equity	95,338	377,641
Non-controlling interest	2,205,749	1,366,745
Total equity	2,301,087	1,744,386
Total liabilities and equity	$12,425,828	$6,404,059

(1) Amounts presented include balances held by our consolidated variable interest entities, Phase 1 Holdings, Train 4 Holdings and Train 5 Holdings, as further discussed in Note 8 — Variable Interest Entities .

The accompanying notes are an integral part of these consolidated financial statements.

NextDecade Corporation
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenues	$—	$—	$—
Operating expenses:
General and administrative expense	202,285	150,109	111,468
Development expense	8,006	8,260	4,891
Depreciation and amortization expense	12,122	12,706	6,309
Other	3,518	—	—
Total operating expenses	225,931	171,075	122,668
Total operating loss	(225,931)	(171,075)	(122,668)
Other income (expense):
Derivative (loss) gain, net	(11,006)	586,541	(44,803)
Interest expense	(170,011)	(87,539)	(50,285)
Loss on debt extinguishment and modification cost	(30,138)	(49,314)	(9,531)
Other income (expense), net	7,449	(1,166)	5,647
Total other income (expense)	(203,706)	448,522	(98,972)
Net (loss) income	(429,637)	277,447	(221,640)
Less: net (loss) income attributable to non-controlling interest	(123,203)	339,198	(59,379)
Less: preferred stock dividends	—	—	20,484
Net loss attributable to common stockholders	$(306,434)	$(61,751)	$(182,745)

Net loss per common share - basic & diluted	$(1.17)	$(0.24)	$(0.94)

Weighted average shares outstanding - basic & diluted	262,164	258,535	194,595
The accompanying notes are an integral part of these consolidated financial statements.

NextDecade Corporation
Consolidated Statements of Changes in Equity
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Total stockholders’ equity, beginning balance	$1,744,386	$740,434	$54,371

Common stock:
Beginning balance	26	26	14
Issuance of common stock	—	—	6
Preferred stock conversion	—	—	6
Ending balance	26	26	26

Treasury Stock:
Beginning balance	(20,916)	(14,214)	(4,587)
Shares repurchased related to share-based compensation	(16,946)	(6,702)	(9,627)
Ending balance	(37,862)	(20,916)	(14,214)

Additional paid-in-capital:
Beginning balance	852,054	693,883	289,084
Share-based compensation	39,210	20,041	26,600
Issuance of common stock, net	—	—	254,394
Receipt of equity commitments	19,460	100,964	174,303
Exercise of common stock warrants	2,827	8,571	—
Sale of equity in Phase 1 Holdings	—	—	(252,882)
Warrants issued in connection with Debt (Note 6 )	7,761	28,595	—
Reclassification of the Warrants (Note 6 )	(28,181)	—	—
Preferred stock dividends	—	—	(20,484)
Preferred stock conversion	—	—	222,868
Ending balance	893,131	852,054	693,883

Accumulated deficit:
Beginning balance	(453,523)	(391,772)	(230,140)
Subsidiary deconsolidation due to sale	—	—	629
Net loss	(306,434)	(61,751)	(162,261)
Ending balance	(759,957)	(453,523)	(391,772)

Total stockholders’ equity	95,338	377,641	287,923

Non-controlling interest:
Beginning balance	1,366,745	452,511	—
Receipt of equity commitments	962,207	575,036	—
Sale of equity in Phase 1 Holdings	—	—	511,890
Net (loss) income	(123,203)	339,198	(59,379)
Ending balance	2,205,749	1,366,745	452,511

Total equity, ending balance	$2,301,087	$1,744,386	$740,434

Preferred Stock, Series A-C:
Beginning balance	$—	$—	$202,443
Preferred stock dividends	—	—	20,431
Preferred stock conversion	—	—	(222,874)
Ending balance	$—	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

NextDecade Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities:
Net (loss) income	$(429,637)	$277,447	$(221,640)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	1,785	1,931	168
Share-based compensation expense	39,211	19,907	26,553
Derivative (gain) loss	11,006	(586,541)	44,803
Derivative settlements	21,267	48,676	4,138
Amortization of leases	10,337	4,745	2,980
Loss on debt extinguishment and modification cost	30,138	49,314	9,531
Amortization of debt issuance costs	80,470	65,336	41,390
Interest elected to be paid-in-kind	25,851	—	—
Other	3,354	3,481	22,599
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,951)	(854)	(940)
Accounts payable	2,170	(2,222)	4,057
Operating leases	(7,639)	(2,060)	(179)
Accrued expenses and other liabilities	46,241	25,255	(7,080)
Net cash used in operating activities	(169,397)	(95,585)	(73,620)
Investing activities:
Acquisition of property, plant and equipment	(4,846,807)	(2,567,801)	(1,737,636)
Acquisition of other non-current assets	(6,097)	(6,404)	(15,164)
Net cash used in investing activities	(4,852,904)	(2,574,205)	(1,752,800)
Financing activities:
Proceeds from debt issuance	4,701,000	3,523,243	2,083,000
Receipt of equity commitments	981,667	676,000	457,659
Proceeds from sale of common stock	—	—	254,400
Repayment of debt	—	(1,338,243)	(233,000)
Costs associated with repayment of debt	—	(13,423)	—
Debt and equity issuance costs	(313,483)	(72,801)	(494,270)
Debt modification costs	(15,611)	—	—
Preferred stock dividends	—	—	(53)
Shares repurchased related to share-based compensation	(16,946)	(6,702)	(9,627)
Net cash provided by financing activities	5,336,627	2,768,074	2,058,109
Net increase in cash, cash equivalents and restricted cash	314,326	98,284	231,689
Cash, cash equivalents and restricted cash – beginning of period	392,762	294,478	62,789
Cash, cash equivalents and restricted cash – end of period	$707,088	$392,762	$294,478
The accompanying notes are an integral part of these consolidated financial statements.

NextDecade Corporation
Notes to Consolidated Financial Statements

Note 1 — Background and Basis of Presentation
NextDecade Corporation, a Delaware corporation, is a Houston-based energy company primarily engaged in construction and development activities related to the liquefaction of natural gas and sale of LNG. We are constructing and developing a natural gas liquefaction and export facility located in the Rio Grande Valley near Brownsville, Texas (the “Rio Grande LNG Facility”). Construction of Trains 1–3 (“Phase 1”) by Phase 1 LLC commenced in July 2023. Subsequently, Train 4 LLC and Train 5 LLC reached final investment decisions (“FID”) and commenced construction on September 9, 2025, and October 16, 2025, respectively, for the fourth and fifth liquefaction trains. We are also developing and advancing the permitting process for expansion Trains 6 through 8 and exploring a potential carbon capture and storage (“CCS”) project at the Rio Grande LNG Facility.
Basis of Presentation
The Company’s Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The Consolidated Financial Statements include the accounts of the Company, its controlled subsidiaries and variable interest entities when it is deemed to be the primary beneficiary. All intercompany accounts and transactions have been eliminated in consolidation.
Certain reclassifications have been made to conform prior period information to the current presentation. The reclassifications did not have a material effect on the Company’s financial position, results of operations or cash flows.
Note 2 — Summary of Significant Accounting Policies
Variable Interest Entities (“VIEs”) and Non-Controlling Interests
The Company consolidates entities in which it has a controlling financial interest, which includes VIEs where the Company is the primary beneficiary. The primary beneficiary is the party that has the power to direct the activities that most significantly affect the VIE’s economic performance and the obligation to absorb losses or right to receive benefits that could be significant to the VIE.
When the Company consolidates an entity, 100% of the assets, liabilities, and results of operations are included in the Consolidated Financial Statements. Non-controlling interests represent the portion of equity and net income or loss attributable to third-party owners.
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
Cash, Cash Equivalents and Restricted Cash
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Restricted cash consists of cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements. Our restricted cash is primarily restricted for the payments of liabilities related to the Rio Grande LNG Facility in accordance with certain of our debt arrangements.
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
Interest costs incurred during the construction phase of the Rio Grande LNG Facility are capitalized as part of the cost of the asset. Capitalization ceases when the asset is substantially complete and ready for its intended use.
Derivative Instruments
The Company has derivative instruments primarily to hedge its exposure to cash flow variability from interest rate risk. Derivative instruments are recorded at fair value and included in the Consolidated Balance Sheets as current or non-current assets or liabilities depending on the derivative position and the expected timing of settlement.
Leases
The Company determines if a contractual arrangement is or contains a lease at inception. When an arrangement is or contains a lease, we classify the lease as either an operating or finance lease. Operating and finance lease right-of-use assets and lease liabilities are

NextDecade Corporation
Notes to Consolidated Financial Statements

recognized on our Consolidated Balance Sheets at the commencement date based on the present value of future lease payments. The Company discounts future lease payments using its incremental borrowing rate based on the information available at the commencement date. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.
Leases with an initial lease term of twelve months or less and that do not include an option to purchase the underlying asset that we are reasonably certain to exercise are not recognized on the Consolidated Balance Sheets and are expensed on a straight-line basis.
Warrants
Warrants are classified as equity unless they contain provisions that require liability classification, such as mandatory redemption, cash settlement, or variable share issuance features. Liability-classified warrants are recorded at fair value on the issuance date and remeasured to fair value at each reporting period, with changes recognized in the Consolidated Statements of Operations. Equity-classified warrants are recorded at fair value on the issuance date and are not subsequently remeasured.
Debt
Discounts, fees and expenses incurred with the issuance of debt are amortized over the term of the debt. Amounts related to undrawn commitments are presented as an asset and included in Deferred financing fees on the accompanying Consolidated Balance Sheets. All other amounts are presented on the accompanying Consolidated Balance Sheets as a reduction of our indebtedness. See Note 6 — Debt, for additional details.
Fair Value of Financial Instruments
The Company categorizes the inputs used to measure the fair value of an asset or a liability into three levels. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are inputs other than quoted prices included within Level 1 that are directly or indirectly observable for the asset or liability. Level 3 inputs are inputs that are not observable in the market.
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
Share-based Compensation
The Company measures share-based compensation at fair value on the date of grant. For equity-classified awards, compensation cost is based on the grant-date fair value using the quoted market price of our common stock and is not subsequently remeasured. The fair value is recognized as expense, net of any capitalization, using the straight-line basis for awards that vest based on service conditions and the graded-vesting attribution method for awards that vest based on performance conditions. We estimate the service periods for performance awards utilizing a probability assessment based on when we expect to achieve the performance conditions. We account for forfeitures as they occur.
Income Taxes
We account for income taxes using the asset and liability method. Current income taxes are the amount of income taxes payable or refundable for the year based on taxable income or loss. Deferred income taxes reflect the future tax consequences of temporary differences between the carrying amounts in the Consolidated Financial Statements and the tax bases of assets and liabilities, as well as net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the periods in which the related temporary differences are expected to reverse. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the current period’s provision for income taxes. A valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the tax position.
Segments
The Company’s chief operating decision maker, the Chief Executive Officer, allocates resources and assesses financial performance on a consolidated basis. As such, for purposes of financial reporting under U.S. GAAP, the Company operates as a single operating segment.
As the Company is a single operating segment, our segment profit or loss, assets and expenditures for additions to long-lived assets are reported as part of our consolidated financial statements. The Company does not currently generate revenues, and it is not expected to until Phase 1 operations commence.
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard-setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

NextDecade Corporation
Notes to Consolidated Financial Statements

Note 3 — Property, Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2025	2024
Rio Grande LNG Facility under construction	$10,563,032	$5,009,239
Corporate and other	8,163	12,742
Total property, plant and equipment, at cost	10,571,195	5,021,981
Less: accumulated depreciation	(2,884)	(1,978)
Total property, plant and equipment, net	$10,568,311	$5,020,003
Note 4 — Leases
The Company commenced the Rio Grande LNG Facility site lease in July 2023, and it has an initial term of 30 years. The lease includes options to renew for up to two additional 10-year periods. However, because the Company was not reasonably certain that those options will be exercised, they were not recognized as part of our right of use assets and lease liabilities.
The Company has also entered into an office space lease which expires on December 31, 2035, and it does not include any options for renewal.
Additionally, the Company has entered into certain time charter agreements with vessel owners to provide shipping capacity for LNG sales related to its delivered ex-ship sales and purchase agreements, as well as expected commissioning and portfolio volumes. These lease arrangements are expected to commence in 2026 upon delivery of the vessels.
For the years ended December 31, 2025, 2024 and 2023, our operating lease costs were $10.3 million, $10.8 million and $6.1 million, respectively.
Maturity of operating lease liabilities as of December 31, 2025 are as follows (in thousands, except lease term and discount rate):

2026	$9,824
2027	9,867
2028	9,911
2029	9,654
2030	9,700
Thereafter	179,878
Total undiscounted lease payments	228,834
Discount to present value	(82,685)
Present value of lease liabilities	$146,149

Weighted average remaining lease term - years	25.5
Weighted average discount rate - percent	4.1
Other information related to our operating leases is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating cash flows for amounts paid included in the measurement of operating lease liabilities	$7,639	$8,022	$3,122
Noncash right-of-use assets recorded for new operating lease liabilities during the period	748	—	147,727

NextDecade Corporation
Notes to Consolidated Financial Statements

Note 5 — Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following (in thousands):

	December 31,
	2025	2024
Rio Grande LNG Facility costs	$769,137	$276,137
Accrued interest	73,945	40,911
Employee compensation expense	19,740	13,425
Other accrued liabilities	25,378	17,088
Total accrued and other current liabilities	$888,200	$347,561
Note 6 — Debt
Debt, net consisted of the following (in thousands):

	December 31,
	2025	2024
Phase 1 LLC Debt:
6.67% Senior Secured Notes due 2033	$700,000	$700,000
6.85% Senior Secured Notes due 2047	190,000	190,000
6.58% Senior Secured Notes due 2047	1,115,000	1,115,000
6.72% Senior Secured Loans due 2033	356,000	356,000
7.11% Senior Secured Loans due 2047	251,000	251,000
CD Credit Agreement	3,708,000	1,022,000
TCF Credit Agreement	485,000	226,000
Total Phase 1 LLC Debt	6,805,000	3,860,000
Train 4 LLC Debt:
Train 4 LLC Credit Agreement	357,000	—
Train 5 LLC Debt:
6.56% Senior Secured Notes due 2050	150,000	—

13.00% Super FinCo Term Loan due 2031	1,214,517	—
12.00% Corporate Credit Agreement due 2030	—	175,000
8.00% A&R Corporate Credit Agreement due 2030 - Series A	100,000	—
13.50% A&R Corporate Credit Agreement due 2030 - Series B	200,851	—
Total debt	8,827,368	4,035,000
Unamortized debt issuance costs	(316,443)	(114,575)
Debt, net	$8,510,925	$3,920,425
Phase 1 LLC Debt
Senior Secured Notes and Senior Secured Loans
The 6.67% Senior Secured Notes, 6.85% Senior Secured Notes and 6.58% Senior Secured Notes (collectively, the “Phase 1 Senior Secured Notes”) and the 6.72% Senior Secured Loans and 7.11% Senior Secured Loans (collectively, the “Phase 1 Senior Secured Loans”) are senior secured obligations of Phase 1 LLC. The Phase 1 Senior Secured Notes and Phase 1 Senior Secured Loans rank pari passu with the CD Credit Agreement and the TCF Credit Agreement and are secured on a first-priority basis by a security interest in all of the membership interests in Phase 1 LLC and substantially all of Phase 1 LLC’s assets.

NextDecade Corporation
Notes to Consolidated Financial Statements

Phase 1 LLC’s Credit Agreements
Below is a summary of Phase 1 LLC’s committed credit facilities as of December 31, 2025 (in thousands):

	CD Credit Agreement	TCF Credit Agreement
Total facility size	$8,448,000	$800,000
Less: Outstanding balance	3,708,000	485,000
Available commitment	$4,740,000	$315,000
The CD Credit Agreement includes an additional $250 million commitment (the “CD Senior Working Capital Facility”) that can be used to draw revolving loans or issue letters of credit. As of December 31, 2025, no amounts have been drawn and approximately $125 million letters of credit have been issued.
The Phase 1 LLC committed credit facilities are senior secured facilities, mature on July 12, 2030, bear interest at SOFR plus 2.25%, and accrue commitment fees of 0.68% on undrawn amounts.
Phase 1 LLC’s obligations under the Phase 1 LLC committed facilities rank pari passu with each of the Phase 1 LLC committed credit facilities, the Phase 1 Senior Secured Notes and the Phase 1 Senior Secured Loans, are secured by the same collateral package as the Phase 1 Senior Secured Notes and Phase 1 Senior Secured Loans.
Total Energies Holdings SAS provides contingent credit support for the TCF Credit Agreement.
Train 4 LLC and Train 5 LLC Credit Agreements
On September 9, 2025 (the “Train 4 FID Date”), Train 4 LLC, and on October 16, 2025 (the “Train 5 FID Date”) Train 5 LLC, respectively, entered into separate credit facilities of up to approximately $3.8 billion and $3.6 billion, respectively, to fund their respective project costs, related fees and expenses. Obligations under the credit agreements are secured on a first-priority basis by substantially all of the assets of Train 4 LLC and Train 5 LLC, respectively, as well as a pledge of the membership interest in the respective entities.
Borrowings on both credit facilities bear interest at SOFR plus 2.00% (or base rate plus 1.00%), with rating-based step-downs to SOFR + 1.875% / base + 0.875% upon “Baa2/BBB” and to SOFR + 1.75% / base + 0.75% upon “Baa1/BBB+.” Undrawn amounts accrue commitment fees at 30% of the applicable margin for SOFR loans. The facilities amortize quarterly beginning on or after 90 days following the completion of the respective trains and mature on the seventh anniversary of the respective FID dates.
As of December 31, 2025, $357 million had been drawn under the Train 4 LLC Credit Agreement and no amounts had been drawn under the Train 5 LLC Credit Agreement.
Train 5 LLC Senior Secured Notes
On the Train 5 FID Date, Train 5 LLC entered into a Note Purchase Agreement to issue $500 million of 6.56% Senior Secured Notes (the “Train 5 Senior Secured Notes”) due in 2050. In December 2025, the Company issued the first installment of $150 million of the Train 5 Senior Secured Notes at par. The remaining Train 5 Senior Secured Notes will be issued at par in installments through October 2026. Principal amortizes over a period of 20 years beginning September 2031 with a final maturity in September 2050.
The Train 5 Senior Secured Notes are senior secured obligations of Train 5 LLC, ranking senior in right of payment to any and all of Train 5 LLC’s future indebtedness that is subordinated to the Train 5 Senior Secured Notes, and equal in right of payment with Train 5 LLC’s other existing and future indebtedness that is senior and secured by the same collateral securing the Train 5 Senior Secured Notes. The Train 5 Senior Secured Notes rank pari passu with the Train 5 LLC Credit Agreement are secured on a first-priority basis by a security interest the same collateral package.
FinCo Credit Agreement
On the Train 4 FID Date, FinCo entered into a credit agreement (the “FinCo Credit Agreement”) providing a loan and letter of credit facility of up to approximately $0.7 billion, including an approximate $0.6 billion letter of credit sublimit, to fund equity contributions for Train 4 LLC and to finance interest during Train 4 construction and related fees and expenses. On the Train 5 FID Date, the FinCo Credit Agreement was amended to increase the loan to approximately $1.5 billion and to increase the letter of credit sublimit to approximately $1.2 billion to fund the same costs associated with both Train 4 and Train 5. Availability commenced on October 30, 2025.
Borrowings bear interest at SOFR plus 3.50% or base rate plus 2.50%, and undrawn commitment amounts are subject to commitment fees of 1.05%. The facility matures on the fifth anniversary of the Train 5 FID Date, with a one-year extension option exercisable within the 90-day period preceding such anniversary. The facility is secured by pledges of FinCo equity and first-priority liens on substantially all FinCo assets, including equity interests in Phase 1 LLC, Train 4 LLC, and Train 5 LLC.
As of December 31, 2025, no amounts had been drawn and $1.2 billion of letters of credit were issued under the FinCo Credit Agreement.

NextDecade Corporation
Notes to Consolidated Financial Statements

Super FinCo Term Loan
On the Train 4 FID Date, Super FinCo entered into a credit agreement (the “Super FinCo Credit Agreement”) providing a senior term loan of $0.6 billion to fund a portion of the Company’s equity contributions to finance interest during construction, pay fees and expenses associated with the Super FinCo and FinCo credit agreements and related facilities, and fund other costs of Super FinCo associated with Train 4. On the Train 5 FID Date, the Super FinCo Credit Agreement was amended to increase the principal amount to $1.2 billion to fund the same costs associated with both Train 4 and Train 5. The Company recorded an expense of approximately $15.6 million associated with the modification.
The term loan matures on the earlier of the eighth anniversary of the Train 4 FID Date or the 85th day prior to the maturity of the FinCo Agreement (as extended or refinanced). Interest is payable quarterly with an option to pay paid-in-kind (“PIK”) interest in full through the first anniversary of Train 4 completion and up to 50% thereafter. The facility is secured by pledges of the equity interests in the Super FinCo borrowers by their holding companies and by a first-priority security interest in substantially all personal property of Super FinCo, including membership interests in FinCo.
Corporate Credit Agreement
Background and 2025 Activity
In December 2024, Super Holdings, a wholly owned subsidiary of the Company, entered into a credit agreement (the “Corporate Credit Agreement”) to borrow an aggregate principal amount of $175.0 million. In May 2025, the agreement was amended (the “CC Amendment”) to borrow an additional $50.0 million. In connection with the Corporate Credit Agreement and the CC Amendment, the Company issued warrants to purchase 7.2 million and 2.0 million shares of common stock, respectively (collectively, the “Warrants”), which were initially classified as stockholders’ equity.
November 2025 Refinancing and Extinguishment
On November 17, 2025, the Corporate Credit Agreement, as amended by the CC Amendment (the “Original Corporate Credit Agreement”), was amended and restated (the “A&R Corporate Credit Agreement”). Due to the substantial differences between the terms of the A&R Corporate Credit Agreement and the Original Corporate Credit Agreements, the modification was accounted for as a debt extinguishment.
Accordingly, the Company recorded the new debt at its principal amount and recognized a debt discount of $57.5 million, representing the difference between the principal amount and the modification-date fair value of $236.2 million. This discount is being amortized to interest expense over the remaining term of the debt using the effective interest method.
The A&R Corporate Credit Agreement defines two distinct tranches of indebtedness:
•Series A Loans: Consists of $100.0 million in aggregate principal, comprising $50.0 million in new borrowings and $50.0 million of principal recharacterized from the Original Corporate Credit Agreement. The Series A Loans mature on November 17, 2030, and bear interest at 8.0% per annum that is payable quarterly, in cash or PIK, at Super Holding’s election. These loans include a make-whole premium if prepaid prior to November 17, 2028.
◦Exchange Option: The Series A Loans, including any PIK interest, are exchangeable into shares of common stock of the Company at the election of the lenders at an exchange price of $9.50 per share (the “Series A Exchange Option”). This option is available from the 180th day after November 17, 2025 through maturity. The fair value of the exchange option of $21.2 million has been recognized as a discount to the Series A Loans that is being amortized to interest expense over the remaining term of the debt using the effective interest rate method and is accounted for as a derivative liability (see Note 7 — Derivatives).
•Series B Loans: Consists of the remaining principal from the Original Corporate Credit Agreement. The Series B Loans mature on October 16, 2030, and bear interest at 13.5% per annum. Prior to March 31, 2027, Super Holdings may elect to pay up to 100% of interest in cash or in kind and is required to pay 50% of interest in kind and 50% of interest in cash thereafter. These loans include a make-whole premium if prepaid prior to June 30, 2028, and a declining prepayment penalty structure thereafter.
Warrant Modifications
In connection with the A&R Corporate Credit Agreement, the Company amended the terms of the Warrants to extend the expiration date of 7.2 million of the warrants to 2031 and the remaining warrants to 2032 and to include certain pricing adjustment features. As a result of these modifications, the Warrants no longer met the criteria for equity classification and were reclassified as derivative liabilities.
The Warrants consist of 3.6 million warrants with an exercise price of $7.15 per share and 5.6 million warrants with an exercise price of $9.30 per share. The warrants may be exercised by the holder solely on a cashless exercise basis at any time prior to their expiration.
Subject to certain liquidity conditions, the Company may cause the cash exercise of 3.6 million of these warrants if the 30-day volume weighted average price of the Company’s common stock and the closing price of the Company’s common stock immediately prior to the date of exercise equals or exceeds $13.50 per share or $15.00 per share during specified periods in 2026 and 2027, respectively. For additional details on the valuation of the Warrants, see Note 7 — Derivatives.

NextDecade Corporation
Notes to Consolidated Financial Statements

Collateral and Security
Obligations under the A&R Corporate Credit Agreement are secured on a first-priority basis by all of the equity interest in Super Holdings and its direct subsidiaries.
Debt Covenants and Compliance
Restrictive covenants
Each of the Company’s debt instruments contain customary negative covenants that, among other things, limit the ability of the borrower and its subsidiaries to incur additional indebtedness, create liens, make restricted payments (including dividends), make certain investments, and sell all or substantially all assets. Each of the Phase 1 LLC, Train 4 LLC and Train 5 LLC debt instruments and the Super FinCo Term Loan require Phase 1 LLC, Train 4 LLC and Train 5 LLC, respectively, to maintain certain LNG sale and purchase agreements. In addition, NextDecade LLC has agreed to fund capital contributions up to its proportionate share of any overrun capital contributions necessary to complete Phase 1, Train 4 or Train 5 and certain operating expenses of FinCo and Super FinCo.
Financial covenants
The Phase 1 LLC, Train 4 LLC, Train 5 LLC, and FinCo agreements each require the maintenance of a historical Debt Service Coverage Ratio (DSCR) of at least 1.10:1.00, tested quarterly commencing on the initial principal payment date of the respective agreement. The FinCo Credit Agreement also requires a quarterly excess cash flow sweep equal to 100% until cumulative prepayments or cancelled commitments reach 25% of principal, 75% of excess cash flow until cumulative prepayments or cancellations reach 50% of principal, and 50% of the excess cash flow thereafter.
Restricted Net Assets
Under the terms of the Phase 1 LLC, Train 4 LLC, Train 5 LLC, FinCo LLC and Super FinCo LLC debt arrangements, the net assets of the respective subsidiaries are restricted from being distributed to NextDecade unless specific conditions are met, including the satisfaction of DSCR tests, completion of construction milestones, and absence of default.
Covenant compliance
As of December 31, 2025, the Company was in compliance with all covenants related to its respective debt agreements.
Debt Extinguishments
During April 2025, Phase 1 LLC reduced the available commitment on the CD Senior Working Capital Facility by $250.0 million, resulting in a loss on debt extinguishment of approximately $9.2 million.
During November 2025, Super Holdings amended and restated the Original Corporate Credit Agreement. The amendment was accounted for as a debt extinguishment and resulted in a loss on debt extinguishment of approximately $5.4 million.
The loss on debt extinguishment includes an increase of approximately $12.3 million in the fair value of the Warrants that resulted from the modification of the warrants. The fair value of the modified warrants on the date of the amendment of approximately $40.5 million was estimated using a Black Scholes model and results in classification as Level 2 in the fair value hierarchy.
During the year ended December 31, 2024, the Company made repayments of approximately $1,338.2 million. As a result of these repayments, the Company recognized an approximate $49.3 million loss on extinguishment for the year ended December 31, 2024.
Debt Maturities
Aggregate future principal payments of debt as of December 31, 2025, are as follows (in thousands):

Years Ending December 31,	Principal Payments
2026 - 2029	$—
2030	4,493,851
Thereafter	4,333,517
Total	$8,827,368

NextDecade Corporation
Notes to Consolidated Financial Statements

Interest Expense
Interest expense consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Interest on debt obligations	$410,246	$194,873	$43,268
Amortization of debt issuance costs	80,470	65,336	41,390
Other interest and financing costs	6,595	3,148	—
Total interest cost incurred	497,311	263,357	84,658
Capitalized interest	(327,300)	(175,818)	(34,373)
Interest expense	$170,011	$87,539	$50,285
Fair Value Disclosures
The following table shows the carrying amount and estimated fair value of our debt (in thousands):

	December 31, 2025		December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Phase 1 Senior Secured Notes	$2,005,000	$2,077,080	$2,005,000	$1,984,836
Phase 1 Senior Secured Loans	607,000	643,504	607,000	609,082
Train 5 Senior Secured Notes	150,000	148,470	—	—
Super FinCo Term Loan	1,214,517	1,144,196	—	—
Corporate Credit Agreement	—	—	175,000	169,750
A&R Corporate Credit Agreement - Series A	100,000	77,416	—	—
A&R Corporate Credit Agreement - Series B	200,851	165,518	—	—
The fair value of the debt included in the table above was calculated using a lattice model and is classified as Level 2 in the fair value hierarchy.
The fair values of the CD Credit Agreement, TCF Credit Agreement and Train 4 LLC Credit Agreement approximate their respective carrying amounts because their variable interest rates align to market interest rates.
Note 7 — Derivatives
Interest rate swaps
To manage interest rate volatility, the Company has entered into interest rate swap agreements (the “Swaps”) to hedge a portion of the floating-rate interest payments associated with the credit agreements described in Note 6 — Debt. These include Swaps entered into by Rio Grande in July 2023, as well as new agreements entered into during 2025 by Train 4 LLC, Train 5 LLC and FinCo for their respective debt obligations.
As of December 31, 2025, Rio Grande had the following Swaps outstanding (in thousands):

	Initial Notional Amount	Maximum Notional Amount	Maturity (1)	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
Phase 1 Swaps	$123,000	$7,916,900	2048	3.4%	USD - SOFR
FinCo Swaps	7,852	1,389,854	2035	4.0%	USD - SOFR
Train 4 Swaps	186,900	3,230,000	2050	4.3%	USD - SOFR
Train 5 Swaps	17,709	3,050,650	2051	4.2%	USD - SOFR
(1) Phase 1, FinCo, Train 4 and Train 5 Swaps, have early mandatory terminations dates in July 2030, October 2031, September 2032 and October 2032, respectively.
The Swaps are measured at fair value each reporting period using an income approach (Level 2) based on observable market inputs, including SOFR forward curves. Changes in fair value are recorded within our Consolidated Statement of Operations.
Series A Exchange Option
The Series A Exchange Option (see Note 6 — Debt) is measured at fair value each reporting period using a lattice model (Level 2), and changes in fair value are recorded within our Consolidated Statement of Operations. At December 31, 2025, the shares

NextDecade Corporation
Notes to Consolidated Financial Statements

issuable upon conversion to common stock were excluded from the computation of diluted loss per share as the Company is in a loss position and their effect was antidilutive.
Warrants
In connection with the A&R Corporate Credit Agreement, the Company amended the terms of its 9.2 million Warrants (see Note 6 — Debt). These modifications resulted in the Warrants being reclassified from stockholders’ equity to derivative liabilities. The Warrants are remeasured each period using a Black-Scholes model (Level 2) and changes in fair value are recorded within our Consolidated Statement of Operations.
The shares issuable upon exercise were excluded from the computation of diluted loss per share as of December 31, 2025 and December 31, 2024 as their effect was antidilutive.
Consolidated Balance Sheet and Statement of Operations presentation
The fair value of the Company’s derivative instruments was recorded in the Consolidated Balance Sheets as follows (in thousands):

	December 31, 2025
	Swaps	Series A Exchange Option	Warrants	Total
Derivatives - noncurrent assets	$532,245	$—	$—	$532,245
Accrued and other current liabilities	6,422	—	—	6,422
Derivatives - noncurrent liabilities	85,888	15,720	33,912	135,520

December 31, 2024
Swaps
Prepaid expenses and other current assets	$16,867
Derivatives - noncurrent assets	472,057
The gains (losses) on the Company’s derivative instruments as presented in the Consolidated Statement of Operations are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Swaps	$(27,722)	$586,541	$(44,803)
Series A Exchange Option	5,464	—	—
Warrants	6,544	—	—
Other	4,708	—	—
Derivative (loss) gain, net	$(11,006)	$586,541	$(44,803)
Note 8 — Variable Interest Entities
Phase 1 Holdings, Train 4 Holdings, Train 5 Holdings and their wholly owned subsidiaries were established to construct and operate Phase 1, Train 4 and Train 5 of the Rio Grande LNG Facility, respectively. The Company is not obligated to fund their losses.
The equity investors at risk, as a group, lack the characteristics of a controlling financial interest. Additionally, through agreements with NextDecade LLC, the Company holds decision-making rights over construction and key operational aspects of Phase 1 LLC, Train 4 LLC and Train 5 LLC, which agreements can only be terminated by equity holders for cause. Based on these factors, the Company holds a variable interest in Phase 1 LLC, Train 4 LLC and Train 5 LLC, and is their primary beneficiary, resulting in the consolidation of Phase 1 Holdings, Train 4 Holdings, and Train 5 Holdings in these Consolidated Financial Statements.
The following table presents the summarized combined assets and liabilities (in thousands) of Phase 1 Holdings, Train 4 Holdings and Train 5 Holdings, which are included in the Company’s Consolidated Balance Sheets. The assets in the table below may only be used to settle the obligations of Phase 1 Holdings, Train 4 Holdings and Train 5 Holdings, respectively. In addition, there is no recourse to NextDecade for the consolidated VIE’s liabilities. The assets and liabilities in the table below include only the assets and liabilities of Phase 1 Holdings, Train 4 Holdings and Train 5 Holdings and their respective subsidiaries and exclude intercompany balances between Phase 1 Holdings, Train 4 Holdings and Train 5 Holdings and NextDecade, which are eliminated in the Consolidated Financial Statements of NextDecade.

NextDecade Corporation
Notes to Consolidated Financial Statements

	December 31,
	2025	2024
Assets
Current assets:
Restricted cash	$486,221	$244,625
Derivatives	—	16,867
Prepaid expenses and other current assets	7,219	1,084
Total current assets	493,440	262,576
Property, plant and equipment, net	10,563,022	5,007,345
Operating lease right-of-use assets	150,210	153,679
Deferred financing fees	367,022	317,788
Derivatives	532,245	472,057
Other non-current assets	21,496	15,407
Total assets	$12,127,435	$6,228,852

Liabilities
Current liabilities:
Accounts payable	$438,498	$242,689
Operating leases	2,747	2,649
Accrued and other current liabilities	829,340	321,162
Total current liabilities	1,270,585	566,500
Debt, net	7,135,483	3,788,802
Operating leases	126,506	129,253
Derivatives	84,606	—
Total liabilities	$8,617,180	$4,484,555
Note 9 — Share-based Compensation
We have granted restricted stock and restricted stock units (collectively, “Restricted Stock”), as well as unrestricted stock and stock options, to employees, consultants and non-employee directors under our 2017 Omnibus Incentive Plan. The maximum number of shares of NextDecade common stock authorized for issuance under the 2017 Omnibus Incentive Plan is approximately 34.3 million shares of common stock.
For the years ended December 31, 2025, 2024 and 2023, the Company recognized approximately $39.2 million, $19.9 million and $26.6 million, respectively, of share-based compensation expense related to all share-based awards. As of December 31, 2025, unrecognized compensation expense for all share-based awards, based on the grant date fair value, totaled approximately $65.3 million and is expected to be recognized over a weighted-average period of 2.0 years.
Restricted Stock
Upon the vesting of restricted stock, shares of common stock will be released to the grantee. Upon the vesting of certain restricted stock units, the units will be converted into shares of common stock and released to the grantee. As of December 31, 2025, there was no Restricted Stock that would be required to be settled in cash.
As of December 31, 2025, we had approximately 6.6 million shares of service-based Restricted Stock outstanding and approximately 3.5 million shares of performance-based Restricted Stock outstanding. The fair value of the Restricted Stock was established by the market price on the date of grant and, for service-based awards, is being recognized as compensation expense ratably over the vesting term.

NextDecade Corporation
Notes to Consolidated Financial Statements

The table below provides a summary of our Restricted Stock transactions for the year ended December 31, 2025 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2025	13,285	$4.71
Granted	5,257	9.69
Vested	(5,984)	5.22
Forfeited	(2,394)	5.27
Unvested at December 31, 2025	10,164	$7.00
Stock Options
During the year ended December 31, 2024, the Company granted non-qualified options to purchase shares of common stock at an exercise price of $10.00. No stock options were granted during the year ended December 31, 2025.
The following table provides a summary of our stock option transactions for the year ended December 31, 2025 (stock options in thousands):

	Stock Options	Weighted Average Exercise Price
Outstanding at January 1, 2025	1,479	$10.00
Granted	—	—
Exercised	—	—
Forfeited	(256)	10.00
Outstanding at December 31, 2025	1,223	$10.00
Exercisable at December 31, 2025	—	—
The Restricted Stock and stock options outstanding have been excluded from the computation of diluted loss per share because including them in the computation would have been antidilutive for the periods presented.
Note 10 — Income Taxes
The reconciliation of the federal statutory income tax rate to our effective income tax rate is as follows (in thousands):

	Year Ended December 31, 2025
U.S. federal statutory rate	$(90,127)	21%
Changes in valuation allowance	60,872	(14)%
Non-controlling interest	25,873	(6)%
Nontaxable and Nondeductible Items
Share-based compensation	(3,283)	—%
Officers' compensation	5,906	(1)%
Other	73	—%
Other	686	—%
Effective tax rate	$—	—%

	Year Ended December 31,
	2024	2023
U.S. federal statutory rate	21%	21%
Non-controlling interest	(27)%	(6)%
Officers' compensation	1%	(2)%
Changes in valuation allowance	5%	(13)%
Effective tax rate	—%	—%

NextDecade Corporation
Notes to Consolidated Financial Statements

Significant components of our deferred tax assets and liabilities at December 31, 2025 and 2024 are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets
Net operating loss and other carryforwards	$126,880	$78,779
Investment in Joint Ventures	28,054	17,774
Operating lease liabilities	3,391	3,131
Other	10,698	8,283
Less: valuation allowance	(165,557)	(104,685)
Total deferred tax assets	$3,466	$3,282

Deferred tax liabilities
Operating lease right-of-use assets	$(2,424)	$(2,564)
Property, plant and equipment	(1,042)	(718)
Total deferred tax liabilities	(3,466)	(3,282)

Net deferred tax assets (liabilities)	$—	$—

The federal deferred tax assets presented above do not include the state tax benefits as our net deferred state tax assets not realizable.
At December 31, 2025, we had federal net operating loss (“NOL”) carryforwards of approximately $552.5 million. Approximately $26.1 million of these NOL carryforwards will expire between 2034 and 2038.
Due to our history of NOLs, current year NOLs and significant risk factors related to our ability to generate taxable income, we have established a valuation allowance to offset our deferred tax assets as of December 31, 2025 and 2024. We will continue to evaluate our ability to release the valuation allowance in the future. Due to our full valuation allowance, we have not recorded a provision for federal or state income taxes during the years ended December 31, 2025 or 2024. Deferred tax assets and deferred tax liabilities are classified as non-current in our Consolidated Balance Sheets.
The Tax Reform Act of 1986 (as amended) contains provisions that limit the utilization of NOLs if there has been a change in ownership as described in Section 382 of the Internal Revenue Code (“Section 382”). Changes in the Company's ownership have occurred that may limit or reduce the NOL carryforwards that the Company could utilize in the future to offset taxable income. The Company has recorded a valuation allowance for the full amount of its deferred tax assets, as the realization of the deferred tax asset is uncertain. As a result, the Company has not recognized any federal or state income tax benefit in its Consolidated Statement of Operations.
In July 2025, the One Big Beautiful Bill Act was passed with a variety of tax incentives including the ability to accelerate certain deductions and increase the deductibility of interest expense for U.S. tax purposes. These provisions were applied when the law was enacted in 2025 but are not expected to have a material impact on the overall financial statement position of the Company.
We remain subject to periodic audits and reviews by taxing authorities; however, we did not have any open income tax audits as of December 31, 2025. The federal tax returns for the years beginning 2022 remain open for examination. We have not recorded any unrecognized tax benefits related to uncertain tax positions as of December 31, 2025.
Note 11 — Commitments and Contingencies
Legal Proceedings
From time to time the Company may be subject to various claims and legal actions that arise in the ordinary course of business. As of December 31, 2025, management is not aware of any claims or legal actions against the Company that, separately or in the aggregate, are likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows, although the Company cannot guarantee that a material adverse effect will not occur.

NextDecade Corporation
Notes to Consolidated Financial Statements

Note 12 — Supplemental Cash Flows
The following table provides supplemental disclosure of cash flow information (in thousands):

	Year Ended December 31,
	2025	2024	2023
Interest payments classified as operating activities	$30,087	$3,557	$23,365
Accounts payable for acquisition of property, plant and equipment	438,829	242,057	238,105
Accruals for acquisition of property, plant and equipment	769,137	276,137	268,821
Non-cash settlement of warrant liabilities	2,827	8,571	—
Non-cash issuance of the Warrants and associated discounts	7,761	28,595	—
Reclassification from other non-current assets to property, plant and equipment	—	1,867	9,006
Reclassification from other non-current assets to operating lease right-of-use assets	—	—	24,606
Accrued liabilities for debt and equity issuance costs	—	4,750	764
Paid-in-kind dividends on convertible preferred stock	—	—	20,431
Capitalized interest that was paid-in-kind	14,517	—	—

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of “our disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal year ended December 31, 2025. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.
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
Based on our assessment, we have concluded that the Company maintained effective internal control over financial reporting as of December 31, 2025, based on criteria in Internal Control—Integrated Framework (2013) issued by the COSO.
KPMG LLP (KPMG), the independent registered public accounting firm that audited our Consolidated Financial Statements, has issued an attestation report on our internal control over financial reporting. KPMG’s attestation report on our internal control over financial reporting appears in Part II, Item 8, of this Annual Report on Form 10-K and is incorporated herein by reference.
Changes in Internal Control over Financial Reporting
During the most recent fiscal quarter, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
(a)On February 25, 2026, the Board of Directors approved the principal terms of a NextDecade Corporation Executive Severance Plan (the “Severance Plan”).
The Severance Plan will provide severance benefits to employees in the position of Senior Vice President and above, other than the Chief Executive Officer who has severance benefits provided for in his employment agreement, which group includes certain of the Company’s named executive officers (the “Participants”). The Participants will be eligible for severance benefits under the Executive Severance Plan if their employment is terminated by the Company and its subsidiaries other than for “Cause” or if the Participant resigns for “Good Reason” (as each of those terms is to be defined in the Severance Plan).
If a Participant’s employment terminates without Cause (other than due to death or disability) or for Good Reason, subject to his or her timely execution and non-revocation of a release of claims, he or she will be eligible to receive severance benefits that include the following:
•An amount equal to a multiple of the Participant’s annual base salary in effect at the date of termination, to be paid within 60 days of such termination, with such multiple being 0.5 times for Senior Vice Presidents and 1.0 times for Executive Vice Presidents and above;
•An amount equal to a multiple of the Participant’s annual target bonus for the year in which the termination occurs, to be paid within 60 days of such termination, with such multiple being 0.5 times for Senior Vice Presidents and 1.0 times for Executive Vice Presidents and above;
•An amount equal to the Participant’s annual target bonus for the year in which the termination occurs, prorated based on the number of days the Participant was an employee of the Company, to be paid within 60 days of such termination;

NextDecade Corporation
•Medical, dental and vision coverage following such termination for up to six months for Senior Vice Presidents and 12 months for Executive Vice Presidents and above; and
•Accelerated vesting of a prorated portion of all outstanding time-based equity awards and continued vesting of a prorated portion of all outstanding performance-based equity awards through the conclusion of the applicable performance period, which will be settled based on actual performance at the end of the applicable performance period.
If the termination of employment occurs during the two-year period following a Change of Control (as defined in the NextDecade Corporation 2017 Omnibus Incentive Plan), the severance benefits will include:
•An amount equal to a multiple of the Participant’s annual base salary in effect at the date of termination, to be paid within 60 days of such termination, with such multiple being 1.0 times for Senior Vice Presidents and 2.0 times for Executive Vice Presidents and above;
•An amount equal to a multiple of the Participant’s annual target bonus for the year in which the termination occurs, to be paid within 60 days of such termination, with such multiple being 1.0 times for Senior Vice Presidents and 2.0 times for Executive Vice Presidents and above;
•An amount equal to the Participant’s annual target bonus for the year in which the termination occurs, prorated based on the number of days the Participant was an employee of the Company, to be paid within 60 days of such termination, to be paid no later than at the same time bonuses are paid to senior executives of the Company;
•Medical, dental and vision coverage following such termination following such termination for up to 12 months for Senior Vice Presidents and 24 months for Executive Vice Presidents and above; and
•Accelerated vesting of all outstanding time-based equity awards and all outstanding performance-based equity awards, with performance-based equity awards vesting at the greater of target performance and actual performance.
The foregoing description of the Severance Plan does not purport to be complete and is qualified in its entirety by reference to the plan document for the Severance Plan, which will be finalized in the near term and filed as an exhibit to the Company’s periodic report covering the applicable fiscal period during which the plan document becomes finalized.
(b)Securities Trading Plans of Directors and Executive Officers
During the three months ended December 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

NextDecade Corporation
Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to the applicable information in NextDecade’s definitive proxy statement, which is to be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of NextDecade’s fiscal year ended December 31, 2025.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference to the applicable information in NextDecade’s definitive proxy statement, which is to be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of NextDecade’s fiscal year ended December 31, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to the applicable information in NextDecade’s definitive proxy statement, which is to be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of NextDecade’s fiscal year ended December 31, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to the applicable information in NextDecade’s definitive proxy statement, which is to be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of NextDecade’s fiscal year ended December 31, 2025.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated by reference to the applicable information in NextDecade’s definitive proxy statement, which is to be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of NextDecade’s fiscal year ended December 31, 2025.

NextDecade Corporation
Part IV
Item 15. Exhibit and Financial Statement Schedules
(a)Financial Statements, Schedules and Exhibits
(1)Financial Statements – NextDecade Corporation and Subsidiaries:
(2)Financial Statement Schedules – Schedule 1 – Condensed Financial Information of Registrant:
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

Schedule I - Condensed Financial Information of Registrant
NextDecade Corporation
Parent Company Balance Sheets
(in thousands, except per share data)

	December 31,
	2025	2024
Assets
Current assets:
Prepaid expenses and other current assets	$—	$1,209
Total current assets	—	1,209
Investments in subsidiaries	693,442	704,200
Total assets	$693,442	$705,409

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$218
Accrued and other current liabilities	40	3,206
Total current liabilities	40	3,424
Derivatives	33,912	—
Total liabilities	33,952	3,424

Equity:
Common stock, $0.0001 par value, 480.0 million authorized: 264.8 million and 260.2 million outstanding, respectively	26	26
Treasury stock: 4.9 million and 3.1 million respectively, at cost	(37,862)	(20,916)
Preferred stock, $0.0001 par value, 0.5 million authorized after designation of the convertible preferred stock: none outstanding	—	—
Additional paid-in-capital	851,285	829,668
Accumulated deficit	(153,959)	(106,793)
Total stockholders’ equity	659,490	701,985
Total liabilities and equity	$693,442	$705,409

The accompanying notes are an integral part of these consolidated financial statements.

Schedule I - Condensed Financial Information of Registrant
NextDecade Corporation
Parent Company Statements of Operations
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Revenues	$—	$—	$—
Operating expenses:
General and administrative expense	41,593	23,710	29,403
Other	—	—	307
Total operating expenses	41,593	23,710	29,710
Total operating loss	(41,593)	(23,710)	(29,710)
Other income (expense):
Derivative (loss) gain, net	6,544	—	—
Loss on debt extinguishment and modification cost	(12,275)	—	—
Other (expense) income, net	158	(2,890)	(1,879)
Equity loss of affiliates	(259,268)	(35,151)	(130,672)
Total other income (expense)	(264,841)	(38,041)	(132,551)
Net loss	(306,434)	(61,751)	(162,261)
Less: preferred stock dividends	—	—	20,484
Net loss attributable to common stockholders	$(306,434)	$(61,751)	$(182,745)
The accompanying notes are an integral part of these consolidated financial statements.

Schedule I - Condensed Financial Information of Registrant
NextDecade Corporation
Parent Company Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities:
Net cash used in operating activities	$(1,572)	$(3,922)	$(3,904)
Financing activities:
Proceeds from sale of common stock	—	—	254,400
Contributions from subsidiaries	18,518	10,624	—
Investments in subsidiaries	—	—	(240,816)
Preferred stock dividends	—	—	(53)
Shares repurchased related to share-based compensation	(16,946)	(6,702)	(9,627)
Net cash provided by financing activities	1,572	3,922	3,904
Net increase in cash and cash equivalents	—	—	—
Cash and cash equivalents – beginning of period	—	—	—
Cash and cash equivalents – end of period	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Schedule I - Condensed Financial Information of Registrant
NextDecade Corporation
Notes to Parent Company Financial Statements
Note 1 — Basis of Presentation
NextDecade Corporation, a Delaware corporation, is a Houston-based energy company primarily engaged in construction and development activities related to the liquefaction of natural gas and sale of LNG. The Company’s Consolidated Financial Statements include the accounts of the Company, its controlled subsidiaries and variable interest entities when it is deemed to be the primary beneficiary.
These condensed parent company financial statements (the “parent company financial statements”) reflect the activity of NextDecade Corporation as the parent company to its controlled subsidiaries and variable interest entities (together, “consolidated subsidiaries”. The Parent Company Financial Statements have been prepared in accordance with Rules 5-04 and 12-04 of Regulation S-X, as the restricted net assets of consolidated subsidiaries exceed 25% of the consolidated net assets of NextDecade Corporation. This information should be read in conjunction with the consolidated financial statements of NextDecade Corporation included in this report under the caption Item 8, “Financial Statements and Supplementary Data.”
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

4.1	Specimen Common Share Certificate (Incorporated by reference to Exhibit 4.1 of the Company's Form 10-K, filed March 3, 2020)
4.2*	Form of Amended Tranche A/B/C Warrant Agreement
4.3
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

NextDecade Corporation

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

10.18*†	Amended and Restated Director Compensation Policy
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

NextDecade Corporation

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

10.32	Form of Registration Rights Agreement for purchasers of Series C Preferred Stock (Incorporated by reference to Exhibit 10.2 of the Company's Form 8-K, filed March 18, 2021)
10.33†	Form of time-based restricted stock unit agreement (Incorporated by reference to Exhibit 10.37 of the Company's Annual Report on Form 10-K filed March 10, 2023)
10.34†	Form of performance-based restricted stock unit agreement (Incorporated by reference to Exhibit 10.38 of the Company's Annual Report on Form 10-K filed March 10, 2023)
10.35†	Form of stock option agreement (Incorporated by reference to Exhibit 10.35 of the Company's Annual Report on Form 10-K filed February 28, 2025)
10.36	Registration Rights Agreement, dated as of April 6, 2022, by and between the Company and HGC NEXT INV LLC (Incorporated by reference to Exhibit 10.2 of the Company's Form 8-K, filed April 7, 2022)
10.37
Registration Rights Agreement, dated as of September 19, 2022, by and between the Company and the various investors party thereto (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed September 19, 2022)

10.38
Registration Rights Agreement, dated as of June 14, 2023, by and between the Company and Global LNG North America Corp. (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed August 14, 2023)

10.39
Purchaser Rights Agreement, dated as of June 14, 2023, by and between the Company and Global LNG North America Corp. (Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed August 14, 2023)

10.40
Indenture, dated as of July 12, 2023, by and between Rio Grande LNG, LLC and Wilmington Trust, National Association, as Trustee (Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2023)

10.41
Credit Agreement, dated as of July 12, 2023, by and among Rio Grande LNG, LLC, as Borrower, MUFG Bank, Ltd., as P1 Administrative Agent, Mizuho Bank (USA), as P1 Collateral Agent, and the other agents and lenders party thereto (Incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2023)

10.42
First Amendment to Credit Agreement, dated as of November 1, 2023, by and among Rio Grande LNG, LLC, as Borrower, MUFG Bank, Ltd., as P1 Administrative Agent, Mizuho Bank (USA), as P1 Collateral Agent, and the other agents and lenders party thereto (Incorporated by reference to Exhibit 10.45 of the Company's Annual Report on Form 10-K filed March 11, 2024)

NextDecade Corporation

10.43
Credit Agreement, dated as of July 12, 2023, by and among Rio Grande LNG, LLC, as Borrower, TotalEnergies Holdings SAS, MUFG Bank, Ltd., as TCF Administrative Agent, Mizuho Bank (USA), as TCF Collateral Agent, and the other agents and lenders party thereto (Incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2023)

10.44
First Amendment to Credit Agreement, dated as of November 1, 2023, by and among Rio Grande LNG, LLC, as Borrower, TotalEnergies Holdings SAS, MUFG Bank, Ltd., as P1 Administrative Agent, Mizuho Bank (USA), as P1 Collateral Agent, and the other agents and lenders party thereto (Incorporated by reference to Exhibit 10.47 of the Company's Annual Report on Form 10-K filed March 11, 2024)

10.45
Common Terms Agreement, dated as of July 12, 2023, by and among Rio Grande LNG, LLC, as Borrower, MUFG Bank, Ltd., as P1 Intercreditor Agent, and the senior secured debt holder representatives party thereto from time to time (Incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2023)

10.46
First Amendment to Common Terms Agreement, dated as of November 1, 2023, by and among Rio Grande LNG, LLC, as Borrower, MUFG Bank, Ltd., as P1 Intercreditor Agent, and the senior secured debt holder representatives party thereto from time to time (Incorporated by reference to Exhibit 10.49 of the Company's Annual Report on Form 10-K filed March 11, 2024)

10.47
Second Amendment to Common Terms Agreement, dated as of December 28, 2023, by and among Rio Grande LNG, LLC, as Borrower, MUFG Bank, Ltd., as P1 Intercreditor Agent, and the senior secured debt holder representatives party thereto from time to time (Incorporated by reference to Exhibit 10.50 of the Company's Annual Report on Form 10-K filed March 11, 2024)

10.48
Collateral and Intercreditor Agreement, dated as of July 12, 2023, by and among Rio Grande LNG, LLC, as Borrower, MUFG Bank, Ltd., as P1 Intercreditor Agent, Mizuho Bank (USA), as P1 Collateral Agent, and the senior secured debt holder representatives party thereto from time to time (Incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2023)

10.49
Pledge Agreement, dated as of July 12, 2023, by and among Rio Grande LNG Holdings, LLC, as Pledgor, and Mizuho Bank (USA), as P1 Collateral Agent (Incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2023)

10.50
Accounts Agreement, dated as of July 12, 2023, by and among Rio Grande LNG, LLC, as Borrower, Mizuho Bank (USA), as P1 Collateral Agent, and JPMorgan Chase Bank, N.A., as P1 Accounts Bank (Incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2023)

10.51+
Amended and Restated Limited Liability Company Agreement of Rio Grande LNG Intermediate Holdings, LLC (Incorporated by reference to Exhibit 10.13 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2023)

10.52
Credit Agreement, dated as of September 15, 2023, by and among Rio Grande LNG, LLC, as Borrower, Wilmington Trust, National Association, as Administrative Agent, Mizuho Bank (USA) as P1 Collateral Agent, and the senior lenders party thereto (Incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q filed November 13, 2023)

10.53
Credit Agreement, dated as of December 28, 2023, by and among Rio Grande LNG, LLC, as Borrower, Wilmington Trust, National Association, as Administrative Agent, Mizuho Bank (USA) as P1 Collateral Agent, and the senior lenders party thereto (Incorporated by reference to Exhibit 10.56 of the Company's Annual Report on Form 10-K filed March 11, 2024)

10.54+
Change Orders to the Amended and Restated Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Trains 1 and 2 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of September 14, 2022, by and between Rio Grande LNG, LLC and Bechtel Energy Inc.: (i) EC00001-EC00003, EC00005, EC00007, EC00012-EC00017, EC00019-EC00021, EC00024-EC00025, EC00029, EC00033-EC00034, EC00038-EC00040, EC00056-EC00057, and EC00070, each dated as of July 13, 2023; (ii) EC00011, dated as of July 14, 2023, (iii) EC00036, EC00074 and EC00066, each dated as of July 17, 2023; (iii) EC00064, dated as of July 19, 2023; (iv) EC00068, dated as of August 11, 2023; (v) EC00058, dated as of September 22, 2023; and (vi) EC00076 and EC00099, each dated as of December 4, 2023 (Incorporated by reference to Exhibit 10.57 of the Company's Annual Report on Form 10-K filed March 11, 2024)

10.55+
Change Orders to the Amended and Restated Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Train 3 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of September 15, 2022, by and between Rio Grande LNG, LLC and Bechtel Energy Inc.: (i) EC00004, EC00006, EC00008, EC00009, EC00018, EC00041-EC00044, EC00046 and EC00071, each dated as of July 13, 2023; (ii) EC00065, dated as of July 19, 2023; (iii) EC00069, dated as of August 11, 2023; (iv) EC00061, dated as of September 22, 2023; and (v) EC00075, dated as of December 11, 2023 (Incorporated by reference to Exhibit 10.58 of the Company's Annual Report on Form 10-K filed March 11, 2024)

10.56
Supplemental Indenture No. 1, dated as of March 4, 2024, to Indenture, dated as of July 12, 2023, by and between Rio Grande LNG, LLC and Wilmington Trust, National Association, as Trustee. (Incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q/A filed on May 13, 2024)

NextDecade Corporation

10.57
Indenture, dated as of February 9, 2024, by and between Rio Grande LNG, LLC and Wilmington Trust, National Association, as Trustee. (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q/A filed on May 13, 2024)

10.58+
Change Orders to the Amended and Restated Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Trains 1 and 2 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of September 14, 2022, by and between Rio Grande LNG, LLC and Bechtel Energy Inc.: (i) EC00093, dated as of January 10, 2024; (ii) EC00100, EC00105 and EC00124, each dated as of January 30, 2024, (iii) EC00092, dated as of February 6, 2024; (iv) EC00110, dated as of February 23, 2024; (v) EC00127, dated as of March 21, 2024; and (vi) EC00137, dated as of March 26, 2024. (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q/A filed on May 13, 2024)

10.59+
Change Orders to the Amended and Restated Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Train 3 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of September 15, 2022, by and between Rio Grande LNG, LLC and Bechtel Energy Inc.: (i) EC00094, dated as of January 18, 2024; (ii) EC00101 and EC00125, each dated as of January 30, 2024; and (iii) EC00138, dated as of March 26, 2024. (Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q/A filed on May 13, 2024)

10.60
Indenture, dated as of June 28, 2024, by and between Rio Grande LNG, LLC and Wilmington Trust, National Association, as Trustee. (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed on August 14, 2024)

10.61
Amendment No. 1, dated as of April 5, 2024, to Credit Agreement, dated as of September 15, 2023, by and among Rio Grande LNG, LLC, as Borrower, Wilmington Trust, National Association, as Administrative Agent, Mizuho Bank (USA) as P1 Collateral Agent, and the senior lenders party thereto. (Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q filed on August 14, 2024)

10.62+
Change Orders to the Amended and Restated Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Trains 1 and 2 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of September 14, 2022, by and between Rio Grande LNG, LLC and Bechtel Energy Inc.: (i) EC00112, dated as of April 8, 2024; (ii) EC00131, dated as of April 11, 2024; (iii) EC00106, dated as of May 2, 2024; (iv) EC00150 and EC00152, each dated as of May 10, 2024; and (v) EC00114, dated as of June 3, 2024. (Incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q filed on August 14, 2024)

10.63+
Change Orders to the Amended and Restated Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Train 3 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of September 14, 2022, by and between Rio Grande LNG, LLC and Bechtel Energy Inc.: (i) (i) EC00132, dated as of April 11, 2024; (ii) EC00151, dated as of May 10, 2024; (iii) EC00153, dated as of May 13, 2024; and (iv) EC00115, dated as of June 3, 2024. (Incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q filed on August 14, 2024)

10.64+
Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Train 4 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of August 5, 2024, by and between Rio Grande LNG Train 4, LLC and Bechtel Energy Inc. (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed on November 7, 2024)

10.65+
Change Orders to the Amended and Restated Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Trains 1 and 2 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of September 14, 2022, by and between Rio Grande LNG, LLC and Bechtel Energy Inc.: (i) EC00144, dated as of July 18, 2024; and (ii) EC00155, EC00163 and EC00154, each dated as of August 29, 2024. (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed on November 7, 2024)

10.66+
Change Orders to the Amended and Restated Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Train 3 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of September 15, 2022, by and between Rio Grande LNG, LLC and Bechtel Energy Inc.: EC00156 and EC00164, each dated as of August 29, 2024. (Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q filed on November 7, 2024)

10.67+
Change Orders to the Amended and Restated Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Trains 1 and 2 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of September 14, 2022, by and between Rio Grande LNG, LLC and Bechtel Energy Inc.: (i) EC00162, dated as of October 11, 2024; (ii) EC00149, dated as of October 29, 2024; (iii) EC00142, dated as of November 7, 2024; (iv) EC00174, dated as of November 25, 2024; (v) EC00169 and EC00173, each dated as of December 2, 2024; (vi) EC00140 and EC00175, each dated as of December 5, 2024; and (vii) EC00184, dated as of December 19, 2024 (Incorporated by reference to Exhibit 10.67 of the Company's Annual Report on Form 10-K filed February 28, 2025)

10.68+
Change Orders to the Amended and Restated Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Train 3 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of September 15, 2022, by and between Rio Grande LNG, LLC and Bechtel Energy Inc.: (i) EC00170, dated as of December 2, 2024; (ii) EC00176, dated as of December 5, 2024; and (iii) EC00185, dated as of December 21, 2024 (Incorporated by reference to Exhibit 10.68 of the Company's Annual Report on Form 10-K filed February 28, 2025)

NextDecade Corporation

10.69+
Change Orders to the Amended and Restated Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Trains 1 and 2 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of September 14, 2022, by and between Rio Grande LNG, LLC and Bechtel Energy Inc.: (i) EC00107, EC00161 and EC00177, each dated as of January 28, 2025; (ii) EC00166 and EC00197, each dated as of January 29, 2025; (iii) EC00190, dated as of February 10, 2025; (iv) EC00136, dated as of February 10, 2025; (v) EC00186, dated as of February 11, 2025; (vi) EC00179, dated as of February 18, 2025; (vii) EC00201, dated as of February 21, 2025; and (viii) EC00188, dated as of February 27, 2025 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2025)

10.70+
Change Orders to the Amended and Restated Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Train 3 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of September 15, 2022, by and between Rio Grande LNG, LLC and Bechtel Energy Inc. : (i) EC00178, dated as of January 28, 2025; EC00198, dated as of January 29, 2025; (iii) EC00191, dated as of February 10, 2025; and (iv) EC00202, dated as of February 21, 2025 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2025)

10.71+
Amended and Restated Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Train 4 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of June 7, 2025, by and between Rio Grande LNG Train 4, LLC and Bechtel Energy Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 1, 2025)

10.72+
Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Train 5 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of June 12, 2025, by and between Rio Grande LNG Train 5, LLC and Bechtel Energy Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 1, 2025)

10.73+
Change Orders to the Amended and Restated Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Trains 1 and 2 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of September 14, 2022, by and between Rio Grande LNG, LLC and Bechtel Energy Inc.: (i) EC00180, EC00194, EC00195, EC00208 and EC00213, each dated as of April 2, 2025, (ii) EC00182, dated as of April 7, 2025, (iii) EC00206, dated as of April 15, 2025, (iv) EC00215 and EC00219, each dated as of April 29, 2025, (v) EC00212, dated as of May 6, 2025, (vi) EC00322, dated as of May 9, 2025, (vii) EC00217, dated as of May 23, 2025, (viii) EC00199, dated as of May 28, 2025, (ix) EC00228, dated as of June 15, 2025 and (x) EC00226 and EC00231, each dated as of June 25, 2025 (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 1, 2025)

10.74+
Change Orders to the Amended and Restated Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Train 3 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of September 15, 2022, by and between Rio Grande LNG, LLC and Bechtel Energy Inc.: (i) EC00214 and EC00196, each dated as of April 2, 2025, (ii) EC00183, dated as of April 7, 2025, (iii) EC00207, dated as of April 9, 2025, (iv) EC00234, dated as of May 9, 2025, (v) E00218, dated as of May 23, 2025, (vi) EC00200, dated as of May 28, 2025, (vii) EC00227 and EC00232, each dated as of June 25, 2025, (viii) EC00193, dated as of June 26, 2025, and (ix) EC00224 and EC00239, each dated as of June 27, 2025 (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 1, 2025)

10.75+
Amendment to Amended and Restated Limited Liability Company Agreement of Rio Grande LNG Intermediate Holdings, LLC, dated as of August 8, 2025 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 30, 2025)

10.76
Amendment No. 1 to the Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Train 5 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of August 19, 2025, by and between Rio Grande LNG Train 5, LLC and Bechtel Energy Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on October 30, 2025)

10.77
Amendment No. 2 to the Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Train 5 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of September 3, 2025, by and between Rio Grande LNG Train 5, LLC and Bechtel Energy Inc. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on October 30, 2025)

10.78
Second Amendment to Credit Agreement, dated as of September 4, 2025, by and among Rio Grande LNG, LLC, as Borrower, MUFG Bank, Ltd., as P1 Administrative Agent and as the Revolving LC Issuing Bank, Mizuho Bank (USA), as P1 Collateral Agent, and the other agents and lenders party thereto (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on October 30, 2025)

10.79
Second Amendment to Credit Agreement, dated as of September 4, 2025, by and among Rio Grande LNG, LLC, as Borrower, TotalEnergies Holdings SAS, MUFG Bank, Ltd., as TCF Administrative Agent, Mizuho Bank (USA), as P1 Collateral Agent, and the other agents and lenders party thereto (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on October 30, 2025)

NextDecade Corporation

10.80
Third Amendment to Common Terms Agreement, dated as of September 4, 2025, by and among Rio Grande LNG, LLC, as Borrower, MUFG Bank, Ltd., as P1 Intercreditor Agent, and the senior secured debt holder representatives party thereto from time to time (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on October 30, 2025)

10.81
Credit Agreement, dated as of September 9, 2025, by and among Rio Grande LNG Train 4, LLC, MUFG Bank, Ltd., as T4 Administrative Agent, Mizuho Bank (USA), as T4 Collateral Agent, and the other agents and lenders party thereto (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on October 30, 2025)

10.82
Common Terms Agreement, dated as of September 9, 2025, by and among Rio Grande LNG Train 4, LLC, as Borrower, MUFG Bank, Ltd., as T4 Intercreditor Agent, and the senior secured debt holder representatives party thereto from time to time (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on October 30, 2025)

10.83
Accounts Agreement, dated as of September 9, 2025, by and among Rio Grande LNG Train 4, LLC, as Borrower, Mizuho Bank (USA), as T4 Collateral Agent, and JPMorgan Chase Bank, N.A., as T4 Accounts Bank (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on October 30, 2025)

10.84
Collateral and Intercreditor Agreement, dated as of September 9, 2025, by and among Rio Grande LNG Train 4, LLC, as Borrower, MUFG Bank, Ltd., as T4 Intercreditor Agent, Mizuho Bank (USA), as T4 Collateral Agent, and the senior secured debt holder representatives party thereto from time to time (Incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed on October 30, 2025)

10.85
Pledge Agreement, dated as of September 9, 2025, by and between Rio Grande LNG Train 4 Holdings, LLC, as Pledgor, and Mizuho Bank (USA), as T4 Collateral Agent (Incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed on October 30, 2025)

10.86+
Amended and Restated Limited Liability Company Agreement of Rio Grande LNG Train 4 Intermediate Holdings, LLC, dated as of September 9, 2025 (Incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed on October 30, 2025)

10.87
Credit Agreement, dated as of September 9, 2025, by and among Rio Grande LNG Phase 1 Super FinCo, LLC, as P1 Super FinCo Borrower, Rio Grande LNG Phase 2 Super FinCo, LLC, as P2 Super FinCo Borrower, GLAS USA LLC, as Administrative Agent and Collateral Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed on October 30, 2025)

10.88
Pledge Agreement, dated as of September 9, 2025, by and among Rio Grande LNG Phase 1 Super FinCo Holdings, LLC, Rio Grande LNG Phase 2 Super FinCo Holdings, LLC, and GLAS USA LLC, as Collateral Agent (Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed on October 30, 2025)

10.89+
Change Orders to the Amended and Restated Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Trains 1 and 2 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of September 14, 2022, by and between Rio Grande LNG, LLC and Bechtel Energy Inc.: (i) EC00242, dated as of July 4, 2025; (ii) EC00229, dated as of July 29, 2025; (iii) EC00209 and EC00251, each dated as of July 30, 2025; (iv) EC00247, dated as of August 15, 2025; (v) EC00240, dated as of September 5, 2025; and (vi) EC00244, dated as of September 19, 2025 (Incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q filed on October 30, 2025)

10.90+
Change Orders to the Amended and Restated Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Train 3 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of September 15, 2022, by and between Rio Grande LNG, LLC and Bechtel Energy Inc.: (i) EC00243, dated as of July 4, 2025; (ii) EC00230, dated as of July 29, 2025; (iii) EC00252, dated as of July 30, 2025; (iv) EC00248, dated as of August 15, 2025; (v) EC00245, dated as of September 19, 2025 (Incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q filed on October 30, 2025)

10.91+
Change Orders to the Amended and Restated Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Train 4 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of June 7, 2025, by and between Rio Grande LNG Train 4, LLC and Bechtel Energy Inc.: (i) EC40016, dated as of September 4, 2025; and (ii) EC40001-EC40012, EC40014-40015, and EC40020, each dated as of September 10, 2025 (Incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q filed on October 30, 2025)

10.92*
Credit Agreement, dated as of October 16, 2025, by and among Rio Grande LNG Train 5, LLC, MUFG Bank, Ltd., as T5 Administrative Agent, Mizuho Bank (USA), as T5 Collateral Agent, and the other agents and lenders party thereto

10.93*	Indenture, dated as of October 16, 2025, by and between Rio Grande LNG Train 5, LLC and Wilmington Trust, National Association, as Trustee
10.94*
Common Terms Agreement, dated as of October 16, 2025, by and among Rio Grande LNG Train 5, LLC, as Borrower, MUFG Bank, Ltd., as T5 Intercreditor Agent, and the senior secured debt holder representatives party thereto from time to time

10.95*	Accounts Agreement, dated as of October 16, 2025, by and among Rio Grande LNG Train 5, LLC, as Borrower, Mizuho Bank (USA), as T5 Collateral Agent, and JPMorgan Chase Bank, N.A., as T5 Accounts Bank

NextDecade Corporation

10.96*
Collateral and Intercreditor Agreement, dated as of October 16, 2025, by and among Rio Grande LNG Train 5, LLC, as Borrower, MUFG Bank, Ltd., as T5 Intercreditor Agent, Mizuho Bank (USA), as T5 Collateral Agent, and the senior secured debt holder representatives party thereto from time to time

10.97*	Pledge Agreement, dated as of October 16, 2025, by and between Rio Grande LNG Train 5 Holdings, LLC, as Pledgor, and Mizuho Bank (USA), as T5 Collateral Agent
10.98*+	Amended and Restated Limited Liability Company Agreement of Rio Grande LNG Train 5 Intermediate Holdings, LLC, dated as of October 16, 2025
10.99*
Amended and Restated Credit Agreement, dated as of October 16, 2025, by and among Rio Grande LNG Phase 1 FinCo, LLC, as P1 FinCo Borrower, Rio Grande LNG Phase 2 FinCo, LLC, as P2 FinCo Borrower, MUFG Bank, Ltd., as FinCo Administrative Agent, HSBC Bank USA, N.A., as FinCo Collateral Agent, and the other lenders party thereto

10.100*
Amended and Restated Accounts Agreement, dated as of October 16, 2025, by and among Rio Grande LNG Phase 1 FinCo, LLC, as P1 FinCo Borrower, Rio Grande LNG Phase 2 FinCo, LLC, as P2 FinCo Borrower, HSBC Bank USA, N.A., as FinCo Collateral Agent and Deutsche Bank National Trust Company, as FinCo Accounts Bank

10.101*
Amended and Restated Pledge Agreement, dated as of October 16, 2025, by and among Rio Grande LNG Phase 1 FinCo Holdings, LLC, Rio Grande LNG Phase 2 FinCo Holdings, LLC, Rio Grande LNG Phase 1 Holdings, LLC and HSBC Bank USA, N.A., as FinCo Collateral Agent

10.102*
Amendment No. 1 to Credit Agreement, dated as of October 16, 2025, by and among Rio Grande LNG Phase 1 Super FinCo, LLC, as P1 Super FinCo Borrower, Rio Grande LNG Phase 2 Super FinCo, LLC, as P2 Super FinCo Borrower, GLAS USA LLC, as Administrative Agent and Collateral Agent, and the lenders party thereto

10.103*†	Transition Services Agreement between Brent Wahl and NextDecade Corporation, dated as of October 20, 2025
10.104*
Amended and Restated Credit Agreement, dated November 17, 2025, by and among Rio Grande Super Holdings, LLC, as Borrower, NextDecade Corporation, Atlantic Park Strategic Capital Master Fund II, L.P., as Administrative Agent and Collateral Agent, and the other lenders party thereto

10.105*
Second Amended and Restated Registration Rights Agreement, dated November 17, 2025, by and among NextDecade Corporation, APSC II HoldCo II, L.P., and Bardin Hill Opportunistic Credit Master (US) Fund II LP

10.106*	Second Amended and Restated Board Designation and Observer Agreement, dated November 17, 2025, by and among NextDecade Corporation and APSC II HoldCo II, L.P.
10.107*
Third Amendment to Credit Agreement, dated as of December 5, 2025, by and among Rio Grande LNG, LLC, as Borrower, MUFG Bank, Ltd., as P1 Administrative Agent and as the Revolving LC Issuing Bank, Mizuho Bank (USA), as P1 Collateral Agent, and the other agents and lenders party thereto

10.108*+
Change Orders to the Amended and Restated Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Trains 1 and 2 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of September 14, 2022, by and between Rio Grande LNG, LLC and Bechtel Energy Inc.: (i) EC00270, dated as of November 20, 2025; (ii) EC00165 and EC00225, each dated as of December 12, 2025; and (iii) EC00259 and EC00271, each dated as of December 17, 2025

10.109*+
Change Orders to the Amended and Restated Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Train 3 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of September 15, 2022, by and between Rio Grande LNG, LLC and Bechtel Energy Inc.: (i) EC00205, dated as of October 29, 2025; and (ii) EC00260 and EC00272, each dated as of December 17, 2025

10.110*+
Change Orders to the Amended and Restated Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Train 4 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of June 7, 2025, by and between Rio Grande LNG Train 4, LLC and Bechtel Energy Inc.: (i) EC40021-EC40024 and EC40026, each dated as of December 12, 2025; and (ii) EC40018 and EC40027, each dated as of December 18, 2025

19.1*	NextDecade Corporation Amended and Restated Insider Trading Policy
21.1*	Subsidiaries of the Company
23.1*	Consent of KPMG LLP
23.2*	Consent of Grant Thornton LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1†	Incentive Compensation Clawback Policy (Incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on March 11, 2024)
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

NextDecade Corporation

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith
†	Indicates management contract of compensatory plan.
+	Certain portions of this exhibit have been omitted.
Item 16. Form 10-K Summary
None.

NextDecade Corporation
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NextDecade Corporation
(Registrant)

By:	/s/ Matthew K. Schatzman
Matthew K. Schatzman
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:	February 27, 2026

NextDecade Corporation
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew K. Schatzman	Chairman of the Board and Chief Executive Officer	February 27, 2026
Matthew K. Schatzman	(Principal Executive Officer)

/s/ Michael R. Mott	Senior Vice President, Enterprise Transformation and Interim Chief Financial Officer	February 27, 2026
Michael R. Mott	(Principal Financial Officer)

/s/ Luke Boylston	Chief Accounting Officer	February 27, 2026
Luke Boylston	(Principal Accounting Officer)

/s/ Giovanni Oddo	Director	February 27, 2026
Giovanni Oddo

/s/ Brian Belke	Director	February 27, 2026
Brian Belke

/s/ Frank Chapman	Director	February 27, 2026
Frank Chapman

/s/ Avinash Kripalani	Director	February 27, 2026
Avinash Kripalani

/s/ Arnaud Lenail-Chouteau	Director	February 27, 2026
Arnaud Lenail-Chouteau

/s/ Edward Andrew Scoggins, Jr.	Director	February 27, 2026
Edward Andrew Scoggins, Jr.

/s/ William Vrattos	Director	February 27, 2026
William Vrattos

/s/ Spencer Wells	Director	February 27, 2026
Spencer Wells

/s/ Pamela Beall	Director	February 27, 2026
Pamela Beall

/s/ Diana Sands	Director	February 27, 2026
Diana Sands

/s/ In Kyu Park	Director	February 27, 2026
In Kyu Park