Form 10-Q
period 2026-03-31
NextDecade Corp
filed 2026-05-01
CIK 1612720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 24, 2026, the issuer had 264,992,987 shares of common stock outstanding.

NEXTDECADE CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

Organizational Structure
The following diagram depicts our abbreviated organizational structure as of March 31, 2026, with references to the names of certain entities discussed in this Quarterly Report on Form 10-Q. Entities displayed in the structure below, other than the Joint Ventures (defined below), are wholly owned by their parent.

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
“Phase 1 Holdings”
Rio Grande LNG Train 4 Intermediate Holdings, LLC
“Train 4 Holdings”
Rio Grande LNG Train 5 Intermediate Holdings, LLC
“Train 5 Holdings”
Rio Grande LNG, LLC
“Phase 1 LLC”
Rio Grande LNG Train 4, LLC
“Train 4 LLC”
Rio Grande LNG Train 5, LLC
“Train 5 LLC”

Unless the context requires otherwise, references to (i) “NextDecade,” the “Company,” “we,” “us” and “our” refer to NextDecade Corporation (NASDAQ: NEXT) and its consolidated subsidiaries, including Phase 1 LLC, Train 4 LLC and Train 5 LLC, (ii) references to the “Rio Grande Project Entities” refer to one or more of Phase 1 LLC, Train 4 LLC and Train 5 LLC, (iii) references to the “Joint Venture(s)” refers to one or more of Phase 1 Holdings, Train 4 Holdings, and Train 5 Holdings, (iv) references to the “NextDecade Group” refer to NextDecade Corporation and its consolidated subsidiaries other than the Joint Ventures and the Rio Grande Project Entities and (v) references to the “ND Finance Subsidiaries” refer collectively to Super Holdings, Super FinCo, and FinCo.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
NextDecade Corporation
Consolidated Balance Sheets (1)
(in thousands, except share and par value data; unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$143,120	$143,782
Restricted cash	321,943	563,306
Derivatives	13,202	—
Prepaid expenses and other current assets	9,255	10,961
Total current assets	487,520	718,049
Property, plant and equipment, net	11,663,941	10,568,311
Operating lease right-of-use assets	135,147	162,493
Deferred financing fees	393,489	423,076
Derivatives	501,207	532,245
Other non-current assets	50,436	21,654
Total assets	$13,231,740	$12,425,828

Liabilities and Equity
Current liabilities:
Accounts payable	$298,124	$443,947
Operating leases	1,294	3,883
Accrued and other current liabilities	914,940	888,200
Total current liabilities	1,214,358	1,336,030
Debt, net	9,355,258	8,510,925
Operating leases	117,627	142,266
Derivatives	184,353	135,520
Total liabilities	10,871,596	10,124,741

Commitments and contingencies (Note 9)

Equity:
Common stock, $0.0001 par value, 480.0 million authorized: 265.0 million and 264.8 million outstanding, respectively	27	26
Treasury stock: 4.9 million and 4.9 million, respectively, at cost	(37,880)	(37,862)
Preferred stock, $0.0001 par value, 0.5 million authorized after designation of the convertible preferred stock: none outstanding	—	—
Additional paid-in-capital	903,508	893,131
Accumulated deficit	(896,363)	(759,957)
Total stockholders’ equity	(30,708)	95,338
Non-controlling interests	2,390,852	2,205,749
Total equity	2,360,144	2,301,087
Total liabilities and equity	$13,231,740	$12,425,828

(1) Amounts presented include balances held by our consolidated variable interest entities, Phase 1 Holdings, Train 4 Holdings, and Train 5 Holdings, as further discussed in Note 7 — Variable Interest Entities.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation
Consolidated Statements of Operations
(in thousands, except per share data; unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues	$—	$—
Operating expenses:
General and administrative expense	49,941	44,942
Development expense	2,143	307
Depreciation and amortization expense	3,031	3,149
Other	—	3,518
Total operating expenses	55,115	51,916
Total operating loss	(55,115)	(51,916)
Other income (expense):
Derivative loss, net	(62,110)	(168,700)
Interest expense	(79,247)	(27,205)
Other income (expense), net	1,432	2,593
Total other income (expense)	(139,925)	(193,312)
Loss before income taxes	(195,040)	(245,228)
Income tax expense	—	—
Net loss	(195,040)	(245,228)
Less: net loss attributable to non-controlling interests	(58,634)	(156,423)
Net loss attributable to common stockholders	$(136,406)	$(88,805)

Loss per common share — basic & diluted	$(0.51)	$(0.34)

Weighted average shares outstanding — basic & diluted	264,908	260,405
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation
Consolidated Statements of Changes in Equity
(in thousands; unaudited)

	Three Months Ended March 31,
	2026	2025
Total equity, beginning balances	$2,301,087	$1,744,386

Common stock:
Beginning balances	26	26
Share-based compensation	1	—
Ending balances	27	26

Treasury stock:
Beginning balances	(37,862)	(20,916)
Shares repurchased related to share-based compensation	(18)	(49)
Ending balances	(37,880)	(20,965)

Additional paid-in-capital:
Beginning balances	893,131	852,054
Share-based compensation	5,448	6,602
Receipt of equity commitments	4,929	4,262
Exercise of common stock warrants	—	2,827
Ending balances	903,508	865,745

Accumulated deficit:
Beginning balances	(759,957)	(453,523)
Net loss	(136,406)	(88,805)
Ending balances	(896,363)	(542,328)

Total stockholders’ equity	(30,708)	302,478

Non-controlling interests:
Beginning balances	2,205,749	1,366,745
Receipt of equity commitments	243,737	210,738
Net loss	(58,634)	(156,423)
Ending balances	2,390,852	1,421,060

Total equity, ending balances	$2,360,144	$1,723,538
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation
Consolidated Statements of Cash Flows
(in thousands; unaudited)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net loss	$(195,040)	$(245,228)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	378	613
Share-based compensation expense	5,449	6,602
Derivative loss, net	62,110	168,700
Derivative settlements	2,251	3,932
Reduction of right-of-use assets	1,093	1,087
Amortization of debt issuance costs	28,378	16,916
Interest elected to be paid-in-kind	28,766	—
Other	152	3,360
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,706	(1,149)
Accounts payable	2,485	2,071
Operating lease liabilities	(1,127)	(412)
Accrued expenses and other liabilities	(47,435)	(25,318)
Net cash used in operating activities	(110,834)	(68,826)
Investing activities:
Acquisition of property, plant and equipment	(1,176,674)	(769,971)
Acquisition of other non-current assets	—	(9,438)
Net cash used in investing activities	(1,176,674)	(779,409)
Financing activities:
Proceeds from debt issuance	817,000	645,000
Receipt of equity commitments	248,666	215,000
Debt issuance costs	(20,165)	(18,330)
Shares repurchased related to share-based compensation	(18)	(49)
Net cash provided by financing activities	1,045,483	841,621
Net decrease in cash, cash equivalents and restricted cash	(242,025)	(6,614)
Cash, cash equivalents and restricted cash – beginning of period	707,088	392,761
Cash, cash equivalents and restricted cash – end of period	$465,063	$386,147
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation
Notes to Consolidated Financial Statements
(unaudited)
Note 1 — Background and Basis of Presentation
NextDecade Corporation, a Delaware corporation, is a Houston-based energy company primarily engaged in construction and development activities related to the liquefaction of natural gas and sale of LNG. We are constructing and developing a natural gas liquefaction and export facility located in the Rio Grande Valley near Brownsville, Texas (the “Rio Grande LNG Facility”). Construction of Trains 1–3 (“Phase 1”) by Phase 1 LLC, Train 4 by Train 4 LLC, and Train 5 by Train 5 LLC, commenced in July 2023, September 2025, and October 2025, respectively. We are also developing and advancing the permitting process for expansion Trains 6 through 8 and exploring a potential carbon capture and storage (“CCS”) project at the Rio Grande LNG Facility.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2025. In our opinion, all adjustments which are necessary to a fair presentation of the unaudited consolidated financial statements have been included, and all such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the operating results for the full year.
Note 2 — Property, Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Rio Grande LNG Facility under construction	$11,659,040	$10,563,032
Corporate and other	8,163	8,163
Total property, plant and equipment, at cost	11,667,203	10,571,195
Less: accumulated depreciation	(3,262)	(2,884)
Total property, plant and equipment, net	$11,663,941	$10,568,311
Note 3 — Leases
The Company commenced the Rio Grande LNG Facility site lease in July 2023, and it has an initial term of 30 years. The lease includes options to renew for up to two additional 10-year periods which are recognized as part of our right of use assets and lease liabilities. The Company has also entered into an office space lease that expires on December 31, 2035 and does not include any options for renewal.
Additionally, the Company has entered into certain time charter agreements with vessel owners to provide shipping capacity for LNG sales related to its delivered ex-ship LNG sale and purchase agreement, as well as expected commissioning and portfolio volumes. These lease arrangements are expected to commence in 2026 upon delivery of the vessels.
For the three months ended March 31, 2026 and 2025, our operating lease costs were $2.6 million and $2.5 million, respectively.
Maturity of operating lease liabilities as of March 31, 2026 are as follows (in thousands, except lease term and discount rate):

2026 (remaining)	$7,105
2027	9,757
2028	9,801
2029	9,546
2030	9,591
Thereafter	319,535
Total undiscounted lease payments	365,335
Discount to present value	(246,414)
Present value of lease liabilities	$118,921

Weighted average remaining lease term — years	42.0
Weighted average discount rate — percent	7.0

Other information related to our operating leases is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities	$2,636	$1,908
Noncash right-of-use assets and lease liabilities recorded for new and modified leases	(26,100)	—
Note 4 — Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Rio Grande LNG Facility	$846,362	$769,137
Accrued interest	39,250	73,945
Employee compensation	7,436	19,740
Other accrued liabilities	21,892	25,378
Total accrued and other current liabilities	$914,940	$888,200
Note 5 — Debt
Debt, net consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Phase 1 LLC Debt:
6.67% Senior Secured Notes due 2033	$700,000	$700,000
6.85% Senior Secured Notes due 2047	190,000	190,000
6.58% Senior Secured Notes due 2047	1,115,000	1,115,000
6.72% Senior Secured Loans due 2033	356,000	356,000
7.11% Senior Secured Loans due 2047	251,000	251,000
CD Credit Agreement	4,389,000	3,708,000
TCF Credit Agreement	550,000	485,000
Total Phase 1 LLC Debt	7,551,000	6,805,000
Train 4 LLC Debt:
Train 4 LLC Credit Agreement	428,000	357,000
Train 5 LLC Debt:
6.56% Senior Secured Notes due 2050	150,000	150,000

13.00% Super FinCo Term Loan due 2031	1,254,428	1,214,517
8.00% A&R Corporate Credit Agreement due 2030 - Series A	100,000	100,000
13.50% A&R Corporate Credit Agreement due 2030 - Series B	207,629	200,851
Total debt	9,691,057	8,827,368
Unamortized debt issuance costs	(335,799)	(316,443)
Debt, net	$9,355,258	$8,510,925
Phase 1 LLC Debt
Senior Secured Notes and Senior Secured Loans
The 6.67% Senior Secured Notes, 6.85% Senior Secured Notes, and 6.58% Senior Secured Notes (collectively, the “Phase 1 Senior Secured Notes”) and the 6.72% Senior Secured Loans and 7.11% Senior Secured Loans (collectively, the “Phase 1 Senior Secured Loans”) are senior secured obligations of Phase 1 LLC. Principal on the 6.85% Senior Secured Notes, 6.58% Senior Secured Notes, and the 7.11% Senior Secured Loans amortizes beginning in 2029 with final maturities in 2047.
The Phase 1 Senior Secured Notes and Phase 1 Senior Secured Loans rank pari passu with the CD Credit Agreement and the TCF Credit Agreement and are secured on a first-priority basis by a security interest in all of the membership interests in Phase 1 LLC and substantially all of Phase 1 LLC’s assets.

Phase 1 LLC’s Credit Agreements
The total commitments under the CD Credit Agreement and TCF Credit Agreement (together, the “Phase 1 LLC Committed Credit Facilities”) are $8.4 billion and $0.8 billion, respectively.
The CD Credit Agreement includes an additional $250 million commitment (the “CD Senior Working Capital Facility”) that can be used to draw revolving loans or issue letters of credit. As of March 31, 2026, no amounts have been drawn and approximately $141.1 million letters of credit have been issued.
The Phase 1 LLC Committed Credit Facilities are senior secured facilities that amortize quarterly beginning on or after 90 days following the completion of certain conditions including commencement of our long-term LNG Sale and Purchase Agreements (“SPAs”) for Train 3. The facilities have a final maturity in July 2030, bear interest at SOFR plus 2.25%, and accrue commitment fees of 0.68% on undrawn amounts.
Phase 1 LLC’s obligations under the Phase 1 LLC committed facilities rank pari passu with each of the Phase 1 LLC committed credit facilities, the Phase 1 Senior Secured Notes, and the Phase 1 Senior Secured Loans, and are secured by the same collateral package as the Phase 1 Senior Secured Notes and Phase 1 Senior Secured Loans.
Train 4 LLC and Train 5 LLC Credit Agreements
In September 2025 and October 2025, Train 4 LLC and Train 5 LLC, respectively, entered into separate credit facilities of up to approximately $3.8 billion and $3.6 billion, respectively, to fund their respective project costs, related fees and expenses. Obligations under the credit agreements are secured on a first-priority basis by substantially all of the assets of Train 4 LLC and Train 5 LLC, respectively, as well as a pledge of the membership interest in the respective entities.
Borrowings on both credit facilities bear interest at SOFR plus 2.00% (or base rate plus 1.00%), with rating-based step-downs to SOFR + 1.875% / base + 0.875% upon “Baa2/BBB” and to SOFR + 1.75% / base + 0.75% upon “Baa1/BBB+.” Undrawn amounts accrue commitment fees at 30% of the applicable margin for SOFR loans. The Train 4 LLC and Train 5 LLC facilities amortize quarterly beginning on or after 90 days following the completion of certain conditions, including commencement of our SPAs for the respective trains, and mature in September 2032 and October 2032, respectively.
As of March 31, 2026, $428.0 million had been drawn under the Train 4 LLC Credit Agreement and no amounts had been drawn under the Train 5 LLC Credit Agreement.
Train 5 LLC Senior Secured Notes
In October 2025, Train 5 LLC entered into a Note Purchase Agreement to issue $500 million of 6.56% Senior Secured Notes (the “Train 5 Senior Secured Notes”) due in 2050. In December 2025, the Company issued the first installment of $150 million of the Train 5 Senior Secured Notes at par. The remaining Train 5 Senior Secured Notes will be issued at par in installments through October 2026. Principal amortizes beginning in September 2031 with a final maturity in September 2050.
The Train 5 Senior Secured Notes are senior secured obligations of Train 5 LLC, ranking senior in right of payment to any and all of Train 5 LLC’s future indebtedness that is subordinated to the Train 5 Senior Secured Notes, and equal in right of payment with Train 5 LLC’s other existing and future indebtedness that is senior and secured by the same collateral securing the Train 5 Senior Secured Notes. The Train 5 Senior Secured Notes rank pari passu with the Train 5 LLC Credit Agreement and are secured on a first-priority basis by a security interest the same collateral package.
FinCo Credit Agreement
In September 2025, FinCo entered into a credit agreement (the “FinCo Credit Agreement”) providing a loan and letter of credit facility of up to approximately $0.7 billion, including an approximate $0.6 billion letter of credit sublimit, to fund equity contributions for Train 4 LLC and to finance interest during Train 4 construction and related fees and expenses. In October 2025, the FinCo Credit Agreement was amended to increase the loan to approximately $1.5 billion and to increase the letter of credit sublimit to approximately $1.2 billion to fund the same costs associated with both Train 4 and Train 5. Availability commenced on October 30, 2025.
Borrowings bear interest at SOFR plus 3.50% or base rate plus 2.50%, and undrawn commitment amounts are subject to commitment fees of 1.05%. The facility matures in October 2030, with a one-year extension option exercisable within the 90-day period preceding such anniversary. The facility is secured by pledges of FinCo equity and first-priority liens on substantially all FinCo assets, including equity interests in Phase 1 LLC, Train 4 LLC, and Train 5 LLC.
As of March 31, 2026, no amounts had been drawn and $1.2 billion of letters of credit were issued under the FinCo Credit Agreement.
Super FinCo Term Loan
In September 2025, Super FinCo entered into a credit agreement (the “Super FinCo Term Loan”) providing a senior term loan of $0.6 billion to fund a portion of the Company’s equity contributions to finance interest during construction, pay fees and expenses associated with the Super FinCo and FinCo credit agreements and related facilities, and fund other costs of Super FinCo associated with Train 4. In October 2025, the Super FinCo Term Loan was amended to increase the principal amount to $1.2 billion to fund the same costs associated with both Train 4 and Train 5.
The Super FinCo Term Loan matures on the earlier of September 2033 or the 85th day prior to the maturity of the FinCo Agreement (as extended or refinanced). Interest is payable quarterly with an option to pay paid-in-kind (“PIK”) interest in full through the first anniversary of Train 4 completion and up to 50% thereafter. The Super FinCo Term Loan is secured by pledges of the equity interests in the Super FinCo borrowers by their holding companies and by a first-priority security interest in substantially all personal property of Super FinCo, including membership interests in FinCo.
Corporate Credit Agreement
In November 2025, Super Holdings, a wholly owned subsidiary of the Company, amended its Corporate Credit Agreement (the “A&R Corporate Credit Agreement”). The A&R Corporate Credit Agreement defines two distinct tranches of indebtedness:
•Series A Loans: Consists of $100.0 million in aggregate principal that matures on November 17, 2030 and bears interest at 8.0% per annum that is payable quarterly, in cash or PIK, at Super Holding’s election. These loans include a make-whole premium if prepaid prior to November 17, 2028.
◦Exchange Option: The Series A Loans, including any PIK interest, are exchangeable into shares of common stock of the Company at the election of the lenders at an exchange price of $9.50 per share (the “Series A Exchange Option”). This option is available from the 180th day after November 17, 2025 through maturity. The Series A Exchange Option is accounted for as a derivative liability (see Note 6 — Derivatives).
•Series B Loans: Consists of the remaining principal that matures on October 16, 2030 and bears interest at 13.5% per annum. Prior to March 31, 2027, Super Holdings may elect to pay up to 100% of interest in cash or in kind and is required to pay 50% of interest in kind and 50% of interest in cash thereafter. These loans include a make-whole premium if prepaid prior to June 30, 2028, and a declining prepayment penalty structure thereafter.
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
Certain of the Company’s credit agreements also include covenants that, among other things, require the borrower and its subsidiaries to maintain a historical Debt Service Coverage Ratio (DSCR) of at least 1.10:1.00 as of a specified date in the respective agreement, and covenants that restrict the net assets of the respective subsidiaries from being distributed to NextDecade, unless certain conditions are met.
As of March 31, 2026, the Company was in compliance with all covenants related to its respective debt agreements.
Interest Expense
Interest expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Interest on debt obligations	$166,652	$73,105
Amortization of debt issuance costs	29,542	16,916
Other interest and financing costs	11,070	785
Total interest cost incurred	207,264	90,806
Capitalized interest	(128,017)	(63,601)
Interest expense	$79,247	$27,205
Fair Value Disclosures
The following table shows the carrying amount and estimated fair value of our debt (in thousands):

	March 31, 2026		December 31, 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Phase 1 Senior Secured Notes	$2,005,000	$2,044,347	$2,005,000	$2,077,080
Phase 1 Senior Secured Loans	607,000	633,625	607,000	643,504
Train 5 Senior Secured Notes	150,000	145,714	150,000	148,470
Super FinCo Term Loan	1,254,428	1,197,091	1,214,517	1,144,196
A&R Corporate Credit Agreement - Series A	100,000	92,870	100,000	77,416
A&R Corporate Credit Agreement - Series B	207,629	174,358	200,851	165,518

The fair value of the debt included in the table above was calculated using a lattice model and is classified as Level 2 in the fair value hierarchy.
The fair values of the CD Credit Agreement, TCF Credit Agreement, and Train 4 LLC Credit Agreement approximate their respective carrying amounts because their variable interest rates align to market interest rates.
Note 6 — Derivatives
To manage interest rate volatility, the Company has entered into interest rate swap agreements (the “Swaps”) to hedge a portion of the floating-rate interest payments associated with the credit agreements described in Note 5 — Debt. These include Swaps entered into by Phase 1 LLC in July 2023 and by Train 4 LLC, Train 5 LLC, and FinCo in the second half of 2025 for their respective debt obligations.
As of March 31, 2026, the Company had the following Swaps outstanding (in thousands):

	Initial Notional Amount	Maximum Notional Amount	Maturity (1)	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
Phase 1 Swaps	$123,000	$7,916,900	2048	3.4%	USD - SOFR
Train 4 Swaps	186,900	3,230,000	2050	4.3%	USD - SOFR
Train 5 Swaps	17,709	3,050,650	2051	4.2%	USD - SOFR
FinCo Swaps	7,852	1,389,854	2035	4.0%	USD - SOFR
(1) Phase 1, Train 4, Train 5, and FinCo Swaps, have early mandatory terminations dates in July 2030, September 2032, October 2032, and October 2031, respectively.
The Swaps are measured at fair value each reporting period using an income approach (Level 2) based on observable market inputs, including SOFR forward curves. Changes in fair value are recorded within our Consolidated Statement of Operations.
Series A Exchange Option
The Series A Exchange Option (see Note 5 — Debt) is measured at fair value each reporting period using a lattice model (Level 2), and changes in fair value are recorded within our Consolidated Statement of Operations.
Warrants
The Company has issued approximately 9.2 million warrants (the “Warrants”) in connection with the A&R Corporate Credit Agreement that consist of approximately 3.6 million warrants with an exercise price of $7.15 per share and approximately 5.6 million warrants with an exercise price of $9.30 per share. Approximately 7.2 million of the Warrants mature in 2031 and the approximately 2.0 million remaining warrants mature in 2032. The Warrants may be exercised by the holder solely on a cashless exercise basis at any time prior to their expiration.
Subject to certain liquidity conditions, the Company may cause the cash exercise of approximately 3.6 million of these warrants if the 30-day volume weighted average price of the Company’s common stock and the closing price of the Company’s common stock immediately prior to the date of exercise equals or exceeds $13.50 per share or $15.00 per share during specified periods in 2026 and 2027, respectively.
The Warrants are accounted for as derivative liabilities and are remeasured each period using either a Black-Scholes model or Monte Carlo, depending on the terms of the instrument (Level 2). Changes in fair value are recorded within our Consolidated Statement of Operations.
Consolidated Balance Sheet and Statement of Operations presentation
The fair value of the Company’s derivative instruments was recorded in the Consolidated Balance Sheets as follows (in thousands):

	March 31, 2026
	Swaps	Series A Exchange Option	Warrants	Total
Derivatives - current assets	$13,202	$—	$—	$13,202
Derivatives - noncurrent assets	501,207	—	—	501,207
Accrued and other current liabilities	4,113	—	—	4,113
Derivatives - noncurrent liabilities	108,222	28,986	47,145	184,353

	December 31, 2025
	Swaps	Series A Exchange Option	Warrants	Total
Derivatives - noncurrent assets	$532,245	$—	$—	$532,245
Accrued and other current liabilities	6,422	—	—	6,422
Derivatives - noncurrent liabilities	85,888	15,720	33,912	135,520
The gains (losses) on the Company’s derivative instruments as presented in the Consolidated Statements of Operations are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Swaps	$(35,611)	$(167,509)
Series A Exchange Option	(13,266)	—
Warrants	(13,233)	—
Other	—	(1,191)
Derivative loss, net	$(62,110)	$(168,700)
Note 7 — Variable Interest Entities
Phase 1 Holdings, Train 4 Holdings, Train 5 Holdings, and their wholly owned subsidiaries were established to construct and operate Phase 1, Train 4, and Train 5 of the Rio Grande LNG Facility, respectively. The Company is not obligated to fund their losses.
The equity investors at risk, as a group, lack the characteristics of a controlling financial interest. Additionally, through agreements with NextDecade LLC, the Company holds decision-making rights over construction and key operational aspects of Phase 1 LLC, Train 4 LLC, and Train 5 LLC, which agreements can only be terminated by equity holders for cause. Based on these factors, the Company holds a variable interest in Phase 1 Holdings, Train 4 Holdings, and Train 5 Holdings, and is their primary beneficiary, resulting in the consolidation of these entities in these Consolidated Financial Statements.
The following table presents the summarized combined assets and liabilities (in thousands) of Phase 1 Holdings, Train 4 Holdings, and Train 5 Holdings, which are included in the Company’s Consolidated Balance Sheets. The assets in the table below may only be used to settle the obligations of Phase 1 Holdings, Train 4 Holdings, and Train 5 Holdings, respectively. In addition, there is no recourse to NextDecade for the consolidated VIE’s liabilities. The assets and liabilities in the table below include only the assets and liabilities of Phase 1 Holdings, Train 4 Holdings, Train 5 Holdings, and their respective subsidiaries and exclude intercompany balances between Phase 1 Holdings, Train 4 Holdings, and Train 5 Holdings and NextDecade, which are eliminated in the Consolidated Financial Statements of NextDecade.

	March 31, 2026	December 31, 2025
Assets
Current assets:
Restricted cash	$255,781	$486,221
Derivatives	13,202	—
Prepaid expenses and other current assets	4,918	7,219
Total current assets	273,901	493,440
Property, plant and equipment, net	11,607,436	10,563,022
Operating lease right-of-use assets	123,074	150,210
Deferred financing fees	339,648	367,022
Derivatives	500,466	532,245
Other non-current assets	50,278	21,496
Total assets	$12,894,803	$12,127,435

Liabilities
Current liabilities:
Accounts payable	$292,236	$438,498
Operating leases	300	2,747
Accrued and other current liabilities	868,082	829,340
Total current liabilities	1,160,618	1,270,585
Debt, net	7,928,837	7,135,483
Operating leases	102,175	126,506
Derivatives	104,460	84,606
Total liabilities	$9,296,090	$8,617,180
Related Party Transactions
TotalEnergies SE and its subsidiaries (together, “TotalEnergies”) are related parties under Accounting Standards Codification 850, Related Party Disclosures, due to TotalEnergies’s ownership of more than 10% of the Company’s common stock. The Company entered into commercial and financing arrangements with TotalEnergies as part of the final investment decisions for Phase 1 and Train 4, including long-term LNG sale and purchase agreements for Phase 1 and Train 4 and equity commitments to Phase 1 Holdings and Train 4 Holdings. TotalEnergies also provides contingent credit support for the TCF Credit Agreement.
For the three months ended March 31, 2026, TotalEnergies contributed approximately $48.4 million under its equity commitments to Phase 1 Holdings.
Note 8 — Loss Per Share
The computation of basic and diluted loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Net loss attributable to common stockholders	$(136,406)	$(88,805)
Weighted average shares outstanding — basic & diluted	264,908	260,405
Loss per common share — basic & diluted	$(0.51)	$(0.34)
Potentially dilutive shares related to unvested restricted stock and restricted stock units, outstanding stock options, the Warrants, and the Series A Exchange Option were excluded from the calculation of diluted loss per share because their effect would have been antidilutive for the periods presented.
Note 9 — Commitments and Contingencies
Legal Proceedings
From time to time the Company may be subject to various claims and legal actions that arise in the ordinary course of business. As of March 31, 2026, management is not aware of any claims or legal actions against the Company that, separately or in the aggregate, are likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows, although the Company cannot guarantee that a material adverse effect will not occur.

Note 10 — Supplemental Cash Flows
The following table provides supplemental disclosure of cash flow information (in thousands):

	Three Months Ended March 31,
	2026	2025
Interest payments classified as operating activities	$37,772	$27,299
Accounts payable for acquisition of property, plant and equipment	261,740	251,513
Accruals for acquisition of property, plant and equipment	850,477	198,539
Non-cash settlement of warrant liabilities	—	2,828
Capitalized interest that was paid-in-kind	17,923	—

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
•the timing and cost of the development, construction and operation of the first five liquefaction trains and related common facilities of the multi-plant integrated natural gas liquefaction and LNG export facility to be located at the Port of Brownsville in southern Texas (the “Rio Grande LNG Facility”);
•the availability and frequency of cash distributions available to us from the Joint Ventures, which own Phase 1, Train 4, and Train 5 of the Rio Grande LNG Facility;
•the timing and cost of the development of subsequent liquefaction trains at the Rio Grande LNG Facility;
•the ability to generate sufficient cash flow to satisfy our and our subsidiaries’ significant debt service obligations or to refinance such obligations ahead of their maturity;
•restrictions imposed by our or our subsidiaries’ debt agreements that limit flexibility in operating our business;
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
•the development risks, operational hazards, and regulatory approvals applicable to the Rio Grande LNG Facility, our LNG and any CCS project development, construction and operation activities and those of our third-party contractors and counterparties;
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
Significant Recent Developments
Significant developments since January 1, 2026 include the following:
Construction and Commissioning
•Under the engineering, procurement, and construction (“EPC”) contracts with Bechtel Energy, Inc. (“Bechtel”), as of March 2026:
•The overall project completion percentage for Trains 1 and 2 and the common facilities at the Rio Grande LNG Facility was 67.8%. Within this project completion percentage, engineering was 98.4% complete, procurement was 94.3% complete, and construction was 49.4% complete.
•The overall project completion percentage for Train 3 at the Rio Grande LNG Facility was 44.2%. Within this project completion percentage, engineering was 91.4% complete, procurement was 82.6% complete, and construction was 11.4% complete.
•The overall project completion percentage for Train 4 at the Rio Grande LNG Facility was 10.6%. Within this project completion percentage, engineering was 43.6% complete, procurement was 18.8% complete, and construction was 0.5% complete.

•The overall project completion percentage for Train 5 at the Rio Grande LNG Facility was 6.8%. Within this project completion percentage, engineering was 11.7% complete, procurement was 15.3% complete, and construction was 0.0% complete.
•Early electrical commissioning of Train 1 continues, and we expect first gas into the Rio Grande LNG Facility in the second half of 2026 and first LNG production from Train 1 in the first half of 2027.
Strategic and Commercial
•In early 2026, we began the marketing of early cargoes that we expect to produce in 2027 and 2028 prior to the commencement of our long-term LNG Sale and Purchase Agreements (“SPAs”). In February 2026, we entered into LNG sales agreements for the sale of over 175 TBtu of LNG on a free-on-board (“FOB”) basis, with fixed liquefaction fees that are expected to achieve a cargo margin, calculated as the FOB LNG sales price less our expected costs of natural gas feedstock and fuel, of over $3.00 per MMBtu. This volume represents 33% of our expected portfolio volumes from 2027 through early 2029.
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
Construction commenced on Phase 1 at the Rio Grande LNG Facility in July 2023, on Train 4 in September 2025, and on Train 5 in October 2025, in each case following a positive final investment decision (“FID”) and the closing of project financing by the Company’s subsidiaries. Construction will be completed by Bechtel under fully wrapped, lump-sum turnkey EPC contracts, and the liquefaction trains will utilize Honeywell AP-C3MR liquefaction technology, which is a predominant liquefaction technology utilized globally.
The combined scope of Phase 1, Train 4, and Train 5 includes five liquefaction trains with a total expected LNG production capacity of approximately 30 million tonnes per annum (“MTPA”), four 180,000 cubic meter full containment LNG storage tanks, two jetty berthing structures designed to load LNG carriers up to 216,000 cubic meters in capacity, and associated site infrastructure and common facilities including feed gas pretreatment facilities, electric and water utilities, ground flares, roads, levees surrounding the entire site, warehouses, and operations control room, maintenance, and administrative buildings.
Progress on Phase 1 as of March 2026 is ahead of the guaranteed completion schedule under the EPC contracts. Train 1 continues to progress across all areas, with focus on piping, equipment installation, cable pulling, testing, and system completions, and the main cryogenic heat exchanger (“MCHE”) has been successfully installed in Train 1. Construction activities for Trains 2 and 3 are advancing, including civil works, piping, structural steel, and equipment installation, with placement of the Train 2 compressor packages underway. Welding of the inner tanks is progressing for Tanks 1 and 2, and concrete roof placement has been completed for both tanks.
Progress on Train 4 as of March 2026 is in line with the EPC contract. Early civil works are progressing on Train 4, and production piling has commenced for Tank 3. Progress on Train 5 as of March 2026 is in line with the EPC contract, and site preparation activities are underway for Train 5.
Across the site as of March 2026, construction of all permanent buildings is progressing, installation of perimeter security fencing is underway, construction activities at the gas inlet area are ongoing, dredging activities for the berths and turning basin are substantially complete, and channel deepening is nearing completion.
LNG Sale and Purchase Agreements for Trains 1 Through 5
We have entered into long-term LNG sale and purchase agreements (“SPAs”) with 14 creditworthy counterparties for aggregate volumes of approximately 25.3 million tonnes per annum (“MTPA”) of LNG from Trains 1 through 5 at the Rio Grande LNG Facility. The SPAs have a weighted average term of 19.5 years. Under these SPAs, the customers will purchase LNG from the Rio Grande LNG Facility for a price consisting of a fixed fee per MMBtu of LNG plus a variable fee per MMBtu of LNG, with the variable fees structured to cover the expected cost of natural gas plus fuel and other sourcing costs to produce LNG. In certain circumstances, customers may elect to cancel or suspend deliveries of LNG cargoes, in which case the customers would still be required to pay the fixed fee with respect to cargoes that are not delivered. A portion of the fixed fee under each SPA will be subject to annual adjustment for inflation. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific train; however, the commencement of the term of each SPA is tied to a specified train.
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

Marketing of Uncontracted Volumes
We expect to sell any commissioning LNG volumes and operational LNG volumes in excess of SPA volumes (“portfolio volumes”) into the LNG market through spot, short-term, and medium-term agreements. We have entered into certain time charter agreements and expect to enter into additional time charter agreements with vessel owners to provide shipping capacity for LNG sales related to our 1.0 MTPA delivered ex-ship SPA, expected commissioning volumes, and expected portfolio volumes. We have also entered into certain subcharter agreements and may enter into additional subcharter agreements with third parties from time to time to manage our LNG shipping needs relative to chartered capacity.
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
On September 9, 2025, we issued final notice to proceed to Bechtel under the EPC contract for Train 4. Total expected capital costs for Train 4 are estimated to be approximately $6.7 billion, including estimated EPC costs, owner’s costs, contingencies, financing costs, and other costs, including a payment to be made at the commencement of operations to the trains in commercial operation at such date for Train 4’s proportionate share of the capital costs of the common facilities it will access, net of the capital cost of any common facilities constructed under the Train 4 EPC contract.
On October 16, 2025, we issued final notice to proceed to Bechtel under the EPC contract for Train 5. Total expected capital costs for Train 5 are estimated to be approximately $6.7 billion, including estimated EPC costs, owner’s costs, contingencies, financing costs, and other costs, including a payment to be made at the commencement of operations to the trains in commercial operation at such date for Train 5’s proportionate share of the capital costs of the common facilities it will access, net of the capital cost of any common facilities constructed under the Train 5 EPC contract.
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
Pursuant to a joint venture agreement with equity partners for ownership of Train 4 at the Rio Grande LNG Facility, we expect to receive 40% of distributions of available cash generated from Train 4 operations, which will increase to 60% when our equity partners receive a certain return on their investments in Train 4.
Pursuant to a joint venture agreement with equity partners for ownership of Train 5 at the Rio Grande LNG Facility, we expect to receive 50% of distributions of available cash generated from Train 5 operations, which will increase to 70% when our equity partners receive a certain return on their investments in Train 5.

Development of Additional Liquefaction Capacity
We are developing and advancing the permitting process for Trains 6 through 8 at the Rio Grande LNG Facility site, which are currently wholly owned by NextDecade and are cumulatively expected to increase the Company’s total liquefaction capacity by approximately 18 MTPA once constructed and placed into operation.
Train 6 is being developed inside the existing levee at the Rio Grande LNG Facility site and adjacent to Trains 1 through 5. In November 2025, we initiated the pre-filing process with FERC for expansion at the Rio Grande LNG Facility that includes Train 6 and an additional marine berth, and we expect to file a formal application for this expansion with FERC before the end of the second quarter of 2026. We are evaluating multiple areas on the site for the development of Trains 7 and 8 and expect to advance the development of these trains throughout 2026.
There is sufficient space at the Rio Grande LNG Facility site for up to 10 liquefaction trains.
Governmental Permits, Approvals and Authorizations
We have obtained all major permits required to build and export LNG from the first five liquefaction trains and related infrastructure at the Rio Grande Facility, including Federal Energy Regulatory Commission (“FERC”) approval and Department of Energy FTA and non-FTA authorizations.
In August 2025, the FERC issued a final order on remand (“Remand Order”) reaffirming its authorization for the siting, construction, and operation of the first five liquefaction trains at the Rio Grande LNG Facility, following the issuance of a supplemental Environmental Impact Statement (“SEIS”) in July 2025. In September 2025, certain intervenors filed a request for rehearing of the Remand Order. FERC denied that request by operation of law on October 30, 2025, and issued a substantive order on rehearing in March 2026 that reaffirmed its authorization for the first five liquefaction trains, rendering the Remand Order no longer appealable to FERC. In December 2025, the same intervenors petitioned the D.C. Circuit to review the Remand Order, and that appeal remains pending.
Corporate and Other Activities
We are required to maintain corporate and general and administrative functions to serve our business activities described above, including the construction of Trains 1 through 5, the development of Trains 6 through 8, and exploring the potential development of a CCS project at the Rio Grande LNG Facility.
Liquidity and Capital Resources
Following FID on Trains 1 through 5 and the project financing obtained by the Company’s subsidiaries, Phase 1 LLC, Train 4 LLC, and Train 5 LLC (together, the “Rio Grande Project Entities”) operate with independent capital structures. Although our sources and uses are presented from a consolidated standpoint, certain restrictions under debt and equity agreements limit the ability of NextDecade and the Rio Grande Project Entities to use and distribute cash. The Rio Grande Project Entities are required to deposit all cash received under their respective debt agreements into restricted accounts. The usage or withdrawal of such cash is restricted to the payment of obligations related to their respective trains and common infrastructure and other restricted payments, and such cash and capital resources are not available to service the obligations of NextDecade.
Phase 1 FID Financing
In connection with the FID on Phase 1 at the Rio Grande LNG Facility, Phase 1 LLC obtained approximately $6.2 billion in equity capital commitments, inclusive of commitments from NextDecade, entered into senior secured non-recourse bank credit facilities of $11.6 billion, consisting of $11.1 billion in construction term loans and a $500 million working capital facility, and closed a $700 million senior secured non-recourse private notes offering. Phase 1 LLC expects to utilize these capital resources to fund the total cost of Phase 1, which is currently estimated at $18.0 billion and consists of EPC costs, owner’s costs and contingencies, dredging for the Brazos Island Harbor Channel Improvement Project, conservation of more than 4,000 acres of wetland and wildlife habitat area and installation of utilities, interest during construction and other financing costs, and including amounts spent prior to FID under limited notices to proceed. Phase 1 LLC has refinanced a total of over $1.85 billion of its original $11.1 billion term loan facilities since July 2023 through the issuance of senior secured notes and loans.
In April 2025, Phase 1 LLC elected to terminate $250 million of commitments under its working capital facility due to a decrease in expected requirements for credit support during construction, which reduced the outstanding commitments under the working capital facility to $250 million.
Train 4 FID Financing
In connection with the FID on Train 4 at the Rio Grande LNG Facility, Train 4 LLC obtained approximately $2.8 billion in equity capital commitments, inclusive of commitments from NextDecade, and entered into a senior secured non-recourse bank credit facility of approximately $3.8 billion. Train 4 LLC expects to utilize these capital resources to fund the total cost of Train 4 and related infrastructure, which is currently estimated at $6.7 billion and consists of EPC costs, owner’s costs and contingencies, interest during construction and other financing costs, and other costs, including a payment for usage of common infrastructure at the Rio Grande LNG Facility.
Train 5 FID Financing
In connection with the FID on Train 5 at the Rio Grande LNG Facility, Train 5 LLC obtained approximately $2.6 billion in equity capital commitments, inclusive of commitments from NextDecade, entered into a senior secured non-recourse bank credit facility of approximately $3.6 billion, and closed a $500 million senior secured non-recourse private notes offering. Train 5 LLC expects to utilize these capital resources to fund the total cost of Train 5 and related infrastructure, which is currently estimated at $6.7 billion and consists of EPC costs, owner’s costs and contingencies, interest during construction and other financing costs, and other costs, including a payment for usage of common infrastructure at the Rio Grande LNG Facility.
Near Term Liquidity and Capital Resources of NextDecade Corporation
Following the respective FIDs of Phase 1, Train 4, and Train 5, costs associated with the EPC agreements, Rio Grande site lease, and other Phase 1, Train 4, and Train 5 related costs are being funded by debt and equity proceeds received by the Rio Grande Project Entities. Our primary corporate cash needs are capital contributions to Trains 4 and 5, development expenses for expansion projects, and general and administrative expenses.
In connection with the FIDs of Train 4 and Train 5, we committed to make approximately $2.4 billion in equity capital contributions for Train 4 and 5 in the aggregate. At the FIDs of Train 4 and Train 5, we used the net proceeds of the Super FinCo $1.2 billion term loans and cash on hand to fund a portion of our equity commitments for Train 4 and Train 5. We expect to fund the remainder of our equity commitments to Trains 4 and 5 using borrowings under the FinCo Credit Agreement.
Train 4 LLC will pay NextDecade LLC, our wholly owned subsidiary and the entity that manages the construction, commissioning, and operation of the Rio Grande LNG Facility on behalf of Phase 1, Train 4, and Train 5, a $50 million fee in September 2026 for services to be rendered by NextDecade LLC in support of Train 4.
Because our businesses and assets are under construction or in development, we have not historically generated significant cash flow from operations, and we do not expect to do so until liquefaction trains at the Rio Grande LNG Facility begin operating. We intend to fund development activities for the foreseeable future with our cash and cash equivalents on hand, the services fee due in September 2026, and through the sale of additional equity, equity-based or debt securities in us or in our subsidiaries. There can be no assurance that we will succeed in selling such securities or, if successful, that the capital we raise will not be expensive or dilutive to stockholders.
Long Term Liquidity and Capital Resources of NextDecade Corporation
We will not receive significant cash flows from liquefaction trains at the Rio Grande LNG Facility until they are operational, and the commercial operation dates for Trains 1 through 5 range from late 2027 for Train 1 through the first half of 2031 for Train 5, based on the guaranteed schedule under the EPC contracts. Any future development of liquefaction trains and any potential CCS project at the Rio Grande LNG Facility will similarly take an extended period of time to develop, construct and become operational and will require significant capital deployment.
We currently expect that the long-term capital requirements for future development of liquefaction trains and any potential CCS project at the Rio Grande LNG Facility will be financed predominantly through the proceeds from future debt, equity-based, and equity offerings by us or our subsidiaries. As a result, our business success will depend, to a significant extent, upon our ability to obtain financing required to fund future development and construction at the Rio Grande LNG Facility, to bring assets into operation on a commercially viable basis, and to finance any required increases in staffing, operating, and expansion costs during that process. There can be no assurance that we will succeed in securing additional debt and/or equity financing in the future to fund future development and construction at the Rio Grande LNG Facility, or, if successful, that the capital we raise will not be expensive or dilutive to stockholders. Additionally, if these types of financing are not available, we will be required to seek alternative sources of financing, which may not be available on terms acceptable to us, if at all.
Sources and Uses of Cash
The following table summarizes the sources and uses of our cash for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating cash flows	$(110,834)	$(68,826)
Investing cash flows	(1,176,674)	(779,409)
Financing cash flows	1,045,483	841,621
Net decrease in cash, cash equivalents and restricted cash	(242,025)	(6,614)
Cash, cash equivalents and restricted cash – beginning of period	707,088	392,761
Cash, cash equivalents and restricted cash – end of period	$465,063	$386,147
Cash used in operating activities for the three months ended March 31, 2026 increased by approximately $42.0 million compared to the same period in 2025 primarily due to changes in working capital and increased interest payments.
Cash used in investing activities for the three months ended March 31, 2026 increased by approximately $397.3 million compared to the same period in 2025 primarily due to increased expenditures associated with construction of the Rio Grande LNG Facility, including expenditures related to Trains 4 and 5, which achieved positive FID and began construction in the second half of 2025.

Cash provided by financing activities for the three months ended March 31, 2026 increased by approximately $203.9 million compared to the same period in 2025. The increase was primarily due to an increase of approximately $172.0 million in proceeds from debt issuance and an increase of approximately $33.7 million in receipts of equity commitments related primarily to construction at the Rio Grande LNG Facility, including impacts of Trains 4 and 5 which achieved positive FID in the second half of 2025.
Results of Operations
The following table summarizes costs, expenses and other income for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenues	$—	$—
General and administrative expense	49,941	44,942
Development expense	2,143	307
Depreciation and amortization expense	3,031	3,149
Other	—	3,518
Total operating loss	(55,115)	(51,916)
Other income (expense):
Derivative loss, net	(62,110)	(168,700)
Interest expense	(79,247)	(27,205)
Other income (expense), net	1,432	2,593
Loss before income taxes	(195,040)	(245,228)
Income tax expense	—	—
Net loss	(195,040)	(245,228)
Less: net loss attributable to non-controlling interests	(58,634)	(156,423)
Net loss attributable to common stockholders	$(136,406)	$(88,805)
Net loss attributable to common stockholders was approximately $136.4 million for the three months ended March 31, 2026 compared to net loss of approximately $88.8 million during the same period in 2025. The approximately $47.6 million increase was primarily a result of the following:
•General and administrative expenses increased by approximately $5.0 million primarily due to an increase in headcount to support the commencement of operations at the Rio Grande LNG Facility.
•Derivative loss, net decreased by approximately $106.6 million primarily driven by higher forward SOFR rates, which decreased the fair-value loss on the Company’s interest rate swap portfolio, partially offset by losses on the Series A Exchange Option and Warrants with no comparable activity during the same period in 2025.
•Interest expense increased by approximately $52.0 million primarily due to additional borrowings to construct the Rio Grande LNG Facility. This resulted in an approximate $93.5 million increase in interest on debt obligations, partially offset by a $64.4 million increase in capitalized interest.
•Net loss attributable to non-controlling interests for the three months ended March 31, 2026, decreased by approximately $97.8 million primarily due to changes in interest rate swap derivatives and interest expense recognized within the Joint Ventures’ net loss and consolidated in the Company’s results.
Summary of Critical Accounting Estimates
The preparation of our Consolidated Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. There were no material changes made by management to the critical accounting estimates in the three months ended March 31, 2026. Please refer to the “Summary of Critical Accounting Estimates” section within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of our critical accounting estimates.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the market risks previously discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Item 4. Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.
During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
There were no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
The following table summarizes stock repurchases for the three months ended March 31, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as a Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
January 2026	1,205	$5.15	—	—
February 2026	1,905	$5.30	—	—
March 2026	—	$—	—	—
(1)Represents shares of Company common stock surrendered to us by participants in the 2017 Omnibus Incentive Plan, as amended (the “2017 Plan”), to settle the participants’ personal tax liabilities that resulted from the lapsing of restrictions on awards made to the participants under the 2017 Plan.
(2)The price paid per share of Company common stock was based on the closing trading price of such stock on the dates on which we repurchased shares of Company common stock from the participants under the 2017 Plan.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended March 31, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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

10.1*†	Second Amendment to Amended and Restated Limited Liability Company Agreement of Rio Grande LNG Intermediate Holdings, LLC, dated as of March 2, 2026.
10.2*†	Amendment to Amended and Restated Limited Liability Company Agreement of Rio Grande LNG Train 4 Intermediate Holdings, LLC, dated as of March 2, 2026.
10.3*†
Change Orders to the Amended and Restated Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Trains 1 and 2 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of September 14, 2022, by and between Rio Grande LNG, LLC and Bechtel Energy Inc.: (i) EC00273, dated as of February 6, 2026; (ii) EC00258, dated as of February 20, 2026; (iii) EC00235, dated as of March 10, 2026; (iv) EC00282, dated as of March 17, 2026; and (v) EC00287, dated as of March 25, 2026.

10.4*†
Change Orders to the Amended and Restated Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Train 3 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of September 15, 2022, by and between Rio Grande LNG, LLC and Bechtel Energy Inc.: (i) EC00274, dated as of February 6, 2026; (ii) EC00237, dated as of March 10, 2026; (iii) EC00283, dated as of March 17, 2026; and (iv) EC00288, dated as of March 25, 2026.

10.5*†
Change Orders to the Amended and Restated Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Train 4 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of June 7, 2025, by and between Rio Grande LNG Train 4, LLC and Bechtel Energy Inc.: (i) EC40013 and EC40033, each dated as of February 6, 2026; and (ii) EC40031, dated as of March 17, 2026.

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

NEXTDECADE CORPORATION

Date: April 30, 2026	By:	/s/ Matthew K. Schatzman
Matthew K. Schatzman
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2026	By:	/s/ Michael R. Mott
Michael R. Mott
Senior Vice President, Enterprise Transformation and Interim Chief Financial Officer
(Principal Financial Officer)