Form 10-Q
period 2026-06-30
NextDecade Corp
filed 2026-07-30
CIK 1612720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 24, 2026, the issuer had 266,185,433 shares of common stock outstanding.

NEXTDECADE CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

Organizational Structure
The following diagram depicts our abbreviated organizational structure as of June 30, 2026, with references to the names of certain entities discussed in this Quarterly Report on Form 10-Q. Entities displayed in the structure below, other than the Joint Ventures (defined below), are wholly owned by their parent.
Unless the context requires otherwise, references to (i) “NextDecade,” the “Company,” “we,” “us,” and “our” refer to NextDecade Corporation (NASDAQ: NEXT) and its consolidated subsidiaries, including Phase 1 LLC, Train 4 LLC, and Train 5 LLC, (ii) references to the “Rio Grande Project Entities” refer to one or more of Phase 1 LLC, Train 4 LLC, and Train 5 LLC, (iii) references to the “Joint Venture(s)” refer to one or more of Phase 1 Holdings, Train 4 Holdings, and Train 5 Holdings, (iv) references to the “NextDecade Group” refer to NextDecade Corporation and its consolidated subsidiaries other than the Joint Ventures and the Rio Grande Project Entities and (v) references to the “ND Finance Subsidiaries” refer collectively to Super Holdings, Super FinCo, and FinCo.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
NextDecade Corporation
Consolidated Balance Sheets (1)
(in thousands, except share and par value data; unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$83,678	$143,782
Restricted cash	415,891	563,306
Derivatives	12,103	—
Prepaid expenses and other current assets	120,234	10,961
Total current assets	631,906	718,049
Property, plant and equipment, net	13,514,226	10,568,311
Operating lease right-of-use assets	136,793	162,493
Deferred financing fees	376,088	423,076
Derivatives	479,177	532,245
Other non-current assets	67,031	21,654
Total assets	$15,205,221	$12,425,828

Liabilities and Equity
Current liabilities:
Accounts payable	$327,168	$443,947
Operating leases	1,633	3,883
Accrued and other current liabilities	1,363,705	888,200
Total current liabilities	1,692,506	1,336,030
Debt, net	10,416,607	8,510,925
Operating leases	118,932	142,266
Derivatives	160,574	135,520
Total liabilities	12,388,619	10,124,741

Commitments and contingencies (Note 9)

Equity:
Common stock, $0.0001 par value, 480.0 million authorized: 265.1 million and 264.8 million outstanding, respectively	27	26
Treasury stock: 4.9 million and 4.9 million, respectively, at cost	(37,880)	(37,862)
Preferred stock, $0.0001 par value, 0.5 million authorized after designation of the convertible preferred stock: none outstanding	—	—
Additional paid-in-capital	942,362	893,131
Accumulated deficit	(961,789)	(759,957)
Total stockholders’ equity	(57,280)	95,338
Non-controlling interests	2,873,882	2,205,749
Total equity	2,816,602	2,301,087
Total liabilities and equity	$15,205,221	$12,425,828

(1) Amounts presented include balances held by our consolidated variable interest entities, Phase 1 Holdings, Train 4 Holdings, and Train 5 Holdings, as further discussed in Note 7 — Variable Interest Entities.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation
Consolidated Statements of Operations
(in thousands, except per share data; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$—	$—	$—	$—
Operating expenses:
Operating and maintenance expense	13,527	17,752	33,543	33,645
General and administrative expense	30,298	36,875	62,876	68,460
Development expense	2,850	1,248	4,993	1,555
Depreciation and amortization expense	7,897	393	8,275	1,006
Other	—	—	—	3,518
Total operating expenses	54,572	56,268	109,687	108,184
Total operating loss	(54,572)	(56,268)	(109,687)	(108,184)
Other income (expense):
Derivative gain (loss), net	116,075	25,157	53,965	(143,543)
Interest expense	(90,777)	(31,634)	(170,024)	(58,839)
Loss on debt extinguishment	(32,451)	(9,160)	(32,451)	(9,160)
Other income (expense), net	1,542	1,273	2,974	3,866
Total other income (expense)	(5,611)	(14,364)	(145,536)	(207,676)
Loss before income taxes	(60,183)	(70,632)	(255,223)	(315,860)
Income tax expense	—	—	—	—
Net loss	(60,183)	(70,632)	(255,223)	(315,860)
Less: net income (loss) attributable to non-controlling interests	5,243	(9,765)	(53,391)	(166,188)
Net loss attributable to common stockholders	$(65,426)	$(60,867)	$(201,832)	$(149,672)

Loss per common share — basic	$(0.25)	$(0.23)	$(0.76)	$(0.57)
Loss per common share — diluted	$(0.25)	$(0.23)	$(0.76)	$(0.57)

Weighted average shares outstanding — basic	265,043	260,877	264,976	260,646
Weighted average shares outstanding — diluted	265,387	260,877	264,976	260,646
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation
Consolidated Statements of Changes in Equity
(in thousands; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total equity, beginning balances	$2,360,144	$1,723,538	$2,301,087	$1,744,386

Common stock:
Beginning balances	27	26	26	26
Share-based compensation	—	—	1	—
Ending balances	27	26	27	26

Treasury stock:
Beginning balances	(37,880)	(20,965)	(37,862)	(20,916)
Shares repurchased related to share-based compensation	—	(42)	(18)	(91)
Ending balances	(37,880)	(21,007)	(37,880)	(21,007)

Additional paid-in-capital:
Beginning balances	903,508	865,745	893,131	852,054
Share-based compensation	5,348	7,232	10,796	13,834
Receipt of equity commitments	33,506	3,918	38,435	8,180
Exercise of common stock warrants	—	—	—	2,827
Warrants issued in connection with Debt	—	7,761	—	7,761
Ending balances	942,362	884,656	942,362	884,656

Accumulated deficit:
Beginning balances	(896,363)	(542,328)	(759,957)	(453,523)
Net loss	(65,426)	(60,867)	(201,832)	(149,672)
Ending balances	(961,789)	(603,195)	(961,789)	(603,195)

Total stockholders’ equity	(57,280)	260,480	(57,280)	260,480

Non-controlling interests:
Beginning balances	2,390,852	1,421,060	2,205,749	1,366,745
Receipt of equity commitments	477,787	193,749	721,524	404,487
Net income (loss)	5,243	(9,765)	(53,391)	(166,188)
Ending balances	2,873,882	1,605,044	2,873,882	1,605,044

Total equity, ending balances	$2,816,602	$1,865,524	$2,816,602	$1,865,524
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation
Consolidated Statements of Cash Flows
(in thousands; unaudited)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net loss	$(255,223)	$(315,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,275	1,006
Share-based compensation expense	10,797	13,834
Derivative (gain) loss, net	(53,965)	143,543
Derivative settlements	4,197	9,315
Reduction of right-of-use assets	1,620	5,159
Loss on debt extinguishment	32,451	9,160
Amortization of debt issuance costs	58,261	33,911
Interest elected to be paid-in-kind	58,041	11,501
Other	152	3,315
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,543	(1,050)
Accounts payable	857	2,881
Operating lease liabilities	(1,657)	(3,764)
Accrued expenses and other liabilities	5,635	14,327
Net cash used in operating activities	(128,016)	(72,722)
Investing activities:
Acquisition of property, plant and equipment	(2,157,350)	(1,501,590)
Acquisition of other non-current assets	(46,043)	(29,748)
Net cash used in investing activities	(2,203,393)	(1,531,338)
Financing activities:
Proceeds from debt issuance	2,404,000	1,288,000
Repayments of debt	(990,000)	—
Receipt of equity commitments	759,959	412,667
Debt issuance costs	(44,654)	(32,239)
Finance lease payments	(5,397)	—
Shares repurchased related to share-based compensation	(18)	(91)
Net cash provided by financing activities	2,123,890	1,668,337
Net (decrease) increase in cash, cash equivalents and restricted cash	(207,519)	64,277
Cash, cash equivalents and restricted cash – beginning of period	707,088	392,762
Cash, cash equivalents and restricted cash – end of period	$499,569	$457,039
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation
Notes to Consolidated Financial Statements
(unaudited)
Note 1 — Background and Basis of Presentation
NextDecade Corporation, a Delaware corporation, is a Houston-based energy company primarily engaged in construction and development activities related to the liquefaction of natural gas and sale of LNG. We are constructing and developing a natural gas liquefaction and export facility located in the Rio Grande Valley near Brownsville, Texas (the “Rio Grande LNG Facility”). Construction of Trains 1–3 (“Phase 1”) by Phase 1 LLC, Train 4 by Train 4 LLC, and Train 5 by Train 5 LLC commenced in July 2023, September 2025, and October 2025, respectively. We are also developing and advancing the permitting process for expansion Trains 6 through 8 at the Rio Grande LNG Facility.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2025. In our opinion, all adjustments which are necessary to a fair presentation of the unaudited consolidated financial statements have been included, and all such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the operating results for the full year.
Certain reclassifications have been made to prior period amounts to conform to the current presentation. The Company began presenting operating and maintenance expense, which primarily consists of costs associated with the Rio Grande LNG Facility and pre-operational readiness activities, as a separate line item on its Consolidated Statements of Operations. These reclassifications did not have a material effect on the Company’s financial position, results of operations, or cash flows.
Note 2 — Property, Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Fixed assets and other assets:
Rio Grande LNG Facility under construction	$13,075,552	$10,563,032
Corporate and other	8,236	8,163
Accumulated depreciation	(3,641)	(2,884)
Total fixed assets and other assets, net	13,080,147	10,568,311
Finance lease right-of-use assets	434,079	—
Total property, plant and equipment, net	$13,514,226	$10,568,311
Note 3 — Leases
The Company leases various assets, including the site for the Rio Grande LNG Facility, office space, and LNG vessels under time charter agreements. The Rio Grande LNG Facility site lease includes renewal options that are reasonably certain of exercise and are included in the lease term and recognized as part of our right of use assets and lease liabilities. The Company also subleases certain of our vessels under charter to third-parties from time to time. For LNG vessels, the Company has elected to combine the lease component and its associated non-lease component and account for them as a single lease component.
Additional vessel charters are expected to commence in the second half of 2026 upon delivery of the related vessels.

The following table shows the classification and location of our right-of-use assets and lease liabilities on our Consolidated Balance Sheets (in thousands):

	Consolidated Balance Sheets Location	June 30, 2026	December 31, 2025
Right-of-use assets - operating	Operating lease right-of-use assets	$136,793	$162,493
Right-of-use assets - financing	Property, plant and equipment, net	434,079	—
Total right-of-use assets		$570,872	$162,493

Current operating lease liabilities	Operating leases - current liabilities	$1,633	$3,883
Current finance lease liabilities	Accrued and other current liabilities	33,409	—
Non-current operating lease liabilities	Operating leases - non-current liabilities	118,932	142,266
Non-current finance lease liabilities	Debt, net	396,707	—
Total lease liabilities		$550,681	$146,149
Total lease costs consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$2,720	$2,579	$5,317	$5,114
Finance lease cost:
Amortization of right-of-use assets	7,352	—	7,352	—
Interest on lease liabilities	5,073	—	5,073	—
Total finance lease cost	12,425	—	12,425	—
Sublease income	(4,069)	—	(4,069)	—
Total lease cost	$11,076	$2,579	$13,673	$5,114
Maturities of operating and finance lease liabilities as of June 30, 2026 are as follows (in thousands, except lease term and discount rate):

	Operating Leases	Finance Leases
2026 (remaining)	$4,928	$31,576
2027	10,359	62,638
2028	10,403	42,308
2029	10,146	35,624
2030	10,191	35,624
Thereafter	319,587	578,475
Total undiscounted lease payments	365,614	786,245
Discount to present value	(245,049)	(356,129)
Present value of lease liabilities	$120,565	$430,116

Weighted average remaining lease term — years	41.2	18.9
Weighted average discount rate — percent	7.0	7.1
Other information related to our leases is as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,365	$3,824
Operating cash flows from finance leases	5,073	—
Financing cash flows from finance leases	5,397	—
Noncash right-of-use assets and lease liabilities recorded for new and modified operating leases	(23,927)	—
Noncash right-of-use assets and lease liabilities recorded for new finance leases	435,513	—

Note 4 — Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Rio Grande LNG Facility	$1,205,412	$769,137
Accrued interest	84,604	73,945
Employee compensation	10,599	19,740
Other accrued liabilities	63,090	25,378
Total accrued and other current liabilities	$1,363,705	$888,200
Note 5 — Debt
Debt, net consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Phase 1 LLC Debt:
6.67% Senior Secured Notes due 2033	$700,000	$700,000
6.85% Senior Secured Notes due 2047	190,000	190,000
6.58% Senior Secured Notes due 2047	1,115,000	1,115,000
6.72% Senior Secured Loans due 2033	356,000	356,000
7.11% Senior Secured Loans due 2047	251,000	251,000
CD Credit Agreement	3,819,000	3,708,000
TCF Credit Agreement	496,000	485,000
Total Phase 1 LLC Debt	6,927,000	6,805,000
Phase 1 HoldCo Borrower Debt:
7.05% Phase 1 HoldCo Borrower Term Loan due 2033	1,000,000	—
Train 4 LLC Debt:
Train 4 LLC Credit Agreement	549,000	357,000
Train 5 LLC Debt:
6.56% Senior Secured Notes due 2050	250,000	150,000

13.00% Super FinCo Term Loan due 2031	1,295,196	1,214,517
8.00% A&R Corporate Credit Agreement due 2030 - Series A	100,000	100,000
13.50% A&R Corporate Credit Agreement due 2030 - Series B	214,715	200,851
Total debt	10,335,911	8,827,368
Unamortized debt issuance costs	(316,011)	(316,443)
Finance leases	396,707	—
Debt, net	$10,416,607	$8,510,925
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

Phase 1 LLC’s Credit Agreements
The total commitments under the CD Credit Agreement and TCF Credit Agreement (together, the “Phase 1 LLC Committed Credit Facilities”) are $7.5 billion and $0.7 billion, respectively.
The CD Credit Agreement includes an additional $250.0 million commitment (the “CD Senior Working Capital Facility”) that can be used to draw revolving loans or issue letters of credit. As of June 30, 2026, no amounts have been drawn and approximately $141.1 million of letters of credit have been issued.
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
In June 2026, Phase 1 LLC repaid approximately $904.0 million and $86.0 million of the amounts outstanding under the CD Credit Agreement and TCF Credit Agreement, respectively, resulting in a loss on debt extinguishment of approximately $32.5 million recorded during the three and six months ended June 30, 2026.
Phase 1 HoldCo Borrower Term Loan
In June 2026, Phase 1 HoldCo Borrower entered into a credit agreement (the “Phase 1 HoldCo Borrower Term Loan”) providing for a term loan in an amount of $1.0 billion to (i) make an equity contribution to Phase 1 LLC, which Phase 1 LLC used to reduce outstanding borrowings under its credit facilities, (ii) pay certain fees and expenses associated with the Phase 1 HoldCo Borrower Term Loan and (iii) pay general and administrative expenses of Phase 1 HoldCo Borrower.
The Phase 1 HoldCo Borrower Term Loan matures on June 17, 2033. Interest is payable semi-annually in cash or paid-in-kind (“PIK”) at Phase 1 HoldCo Borrower’s election until the first interest payment date after June 2029 and in cash thereafter. The Phase 1 HoldCo Borrower Term Loan is secured by pledges of the equity interests in the Phase 1 HoldCo Borrower by its holding company and by a first-priority security interest in substantially all personal property of Phase 1 HoldCo Borrower, including its membership interests in Phase 1 LLC.
Train 4 LLC and Train 5 LLC Credit Agreements
In September 2025 and October 2025, Train 4 LLC and Train 5 LLC, respectively, entered into separate credit facilities of up to approximately $3.8 billion and $3.6 billion, respectively, to fund a portion of their respective project costs, related fees and expenses. Obligations under the credit agreements are secured on a first-priority basis by substantially all of the assets of Train 4 LLC and Train 5 LLC, respectively, as well as a pledge of the membership interest in the respective entities.
Borrowings on both credit facilities bear interest at SOFR plus 2.00% (or base rate plus 1.00%), with rating-based step-downs to SOFR + 1.875% / base + 0.875% upon “Baa2/BBB” and to SOFR + 1.75% / base + 0.75% upon “Baa1/BBB+.” Undrawn amounts accrue commitment fees at 30% of the applicable margin for SOFR loans. The Train 4 LLC and Train 5 LLC facilities amortize quarterly beginning on or after 90 days following the completion of certain conditions, including commencement of the SPAs for the respective trains, and mature in September 2032 and October 2032, respectively.
As of June 30, 2026, $549.0 million had been drawn under the Train 4 LLC Credit Agreement and no amounts had been drawn under the Train 5 LLC Credit Agreement.
Train 5 LLC Senior Secured Notes
In October 2025, Train 5 LLC entered into a Note Purchase Agreement to issue $500.0 million of 6.56% Senior Secured Notes (the “Train 5 Senior Secured Notes”) due in 2050. In December 2025, the Company issued the first installment of $150.0 million of the Train 5 Senior Secured Notes at par, with the second installment of $100.0 million issued in April 2026. The remaining Train 5 Senior Secured Notes will be issued at par in installments through October 2026. Principal amortizes beginning in September 2031 with a final maturity in September 2050.
The Train 5 Senior Secured Notes are senior secured obligations of Train 5 LLC, ranking senior in right of payment to any and all of Train 5 LLC’s future indebtedness that is subordinated to the Train 5 Senior Secured Notes, and equal in right of payment with Train 5 LLC’s other existing and future indebtedness that is senior and secured by the same collateral securing the Train 5 Senior Secured Notes. The Train 5 Senior Secured Notes rank pari passu with the Train 5 LLC Credit Agreement and are secured on a first-priority basis by a security interest in the same collateral package.
FinCo Credit Agreement
In September 2025, FinCo entered into a credit agreement (the “FinCo Credit Agreement”) providing a loan and letter of credit facility of up to approximately $0.7 billion, including an approximate $0.6 billion letter of credit sublimit, to fund a portion of the Company’s equity contributions to Train 4 LLC and to finance interest during Train 4 construction and related fees and expenses. In October 2025, the FinCo Credit Agreement was amended to increase the loan to approximately $1.5 billion and to increase the letter of credit sublimit to approximately $1.2 billion to fund the same costs associated with both Train 4 and Train 5. Availability commenced on October 30, 2025.
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
As of June 30, 2026, no amounts had been drawn and $1.2 billion of letters of credit were issued under the FinCo Credit Agreement.
Super FinCo Term Loan
In September 2025, Super FinCo entered into a credit agreement (the “Super FinCo Term Loan”) providing a senior term loan of $0.6 billion to fund a portion of the Company’s equity contributions to Train 4 LLC and to finance interest during Train 4 construction, pay fees and expenses associated with the Super FinCo and FinCo credit agreements and related facilities, and fund other costs of Super FinCo. In October 2025, the Super FinCo Term Loan was amended to increase the principal amount to $1.2 billion to fund the same costs associated with both Train 4 and Train 5.
The Super FinCo Term Loan matures on the earlier of September 2033 or the 85th day prior to the maturity of the FinCo Credit Agreement (as extended or refinanced). Interest is payable quarterly with an option to elect PIK interest in full through the first anniversary of Train 4 completion and up to 50% thereafter. The Super FinCo Term Loan is secured by pledges of the equity interests in the Super FinCo borrowers by their holding companies and by a first-priority security interest in substantially all personal property of Super FinCo, including membership interests in FinCo.
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
Certain of the Company’s credit agreements also include covenants that, among other things, require the borrower and its subsidiaries to maintain a specified minimum historical debt service coverage ratio as of a specified date in the respective agreement, and covenants that restrict the net assets of the respective subsidiaries from being distributed to NextDecade, unless certain conditions are met.
As of June 30, 2026, the Company was in compliance with all covenants related to its respective debt agreements.

Interest Expense
Interest expense consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest on debt obligations	$180,121	$84,404	$346,773	$157,509
Amortization of debt issuance costs	30,379	16,995	59,921	33,911
Interest on finance lease liabilities	5,073	—	5,073	—
Other interest and financing costs	11,407	410	22,477	1,195
Total interest cost incurred	226,980	101,809	434,244	192,615
Capitalized interest	(136,203)	(70,175)	(264,220)	(133,776)
Interest expense	$90,777	$31,634	$170,024	$58,839
Fair Value Disclosures
The following table shows the carrying amount and estimated fair value of our debt (in thousands):

	June 30, 2026		December 31, 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Phase 1 Senior Secured Notes	$2,005,000	$2,044,786	$2,005,000	$2,077,080
Phase 1 Senior Secured Loans	607,000	632,581	607,000	643,504
Train 5 Senior Secured Notes	250,000	243,177	150,000	148,470
Super FinCo Term Loan	1,295,196	1,206,366	1,214,517	1,144,196
A&R Corporate Credit Agreement - Series A	100,000	91,954	100,000	77,416
A&R Corporate Credit Agreement - Series B	214,715	178,693	200,851	165,518
The fair value of the debt included in the table above was calculated using a lattice model and is classified as Level 2 in the fair value hierarchy.
The fair values of the CD Credit Agreement, TCF Credit Agreement, and Train 4 LLC Credit Agreement approximate their respective carrying amounts because their variable interest rates align to market interest rates. The fair value of the Phase 1 HoldCo Borrower Term Loan approximates its carrying amount because of the close proximity of the issuance of the debt to June 30, 2026.
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
In June 2026, the Company reduced the notional amount of certain of the Phase 1 Swaps, resulting in an approximate $109.2 million receivable due to us based on the fair value of the notional reduction as of the transaction date less transaction costs of approximately $2.6 million. This receivable is classified within Prepaid expenses and other current assets within our Consolidated Balance Sheet. See Note 11 — Subsequent Events for additional information about the receivable.
As of June 30, 2026, the Company had the following Swaps outstanding (in thousands):

	Initial Notional Amount	Maximum Notional Amount	Maturity (1)	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
Phase 1 Swaps	$123,000	$6,194,213	2048	3.4%	USD - SOFR
Train 4 Swaps	186,900	3,230,000	2050	4.3%	USD - SOFR
Train 5 Swaps	17,709	3,050,650	2051	4.2%	USD - SOFR
FinCo Swaps	7,852	1,389,854	2035	4.0%	USD - SOFR
(1) Phase 1, Train 4, Train 5, and FinCo Swaps, have early mandatory termination dates in July 2030, September 2032, October 2032, and October 2031, respectively.
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
Warrants
The Company issued approximately 9.2 million warrants (the “Warrants”) in connection with the A&R Corporate Credit Agreement that consist of approximately 3.6 million warrants with an exercise price of $7.15 per share and approximately 5.6 million warrants with an exercise price of $9.30 per share. Approximately 7.2 million of the Warrants mature in 2031 and the approximately 2.0 million remaining warrants mature in 2032. The Warrants may be exercised by the holder solely on a cashless exercise basis at any time prior to their expiration.
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

	June 30, 2026
	Swaps	Series A Exchange Option	Warrants	Total
Derivatives - current assets	$12,103	$—	$—	$12,103
Derivatives - noncurrent assets	479,177	—	—	479,177
Accrued and other current liabilities	2,451	—	—	2,451
Derivatives - noncurrent liabilities	88,619	28,037	43,918	160,574

	December 31, 2025
	Swaps	Series A Exchange Option	Warrants	Total
Derivatives - noncurrent assets	$532,245	$—	$—	$532,245
Accrued and other current liabilities	6,422	—	—	6,422
Derivatives - noncurrent liabilities	85,888	15,720	33,912	135,520
The gains (losses) on the Company’s derivative instruments as presented in the Consolidated Statements of Operations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Swaps	$111,899	$25,897	$76,288	$(141,612)
Series A Exchange Option	949	—	(12,317)	—
Warrants	3,227	—	(10,006)	—
Other	—	(740)	—	(1,931)
Derivative gain (loss), net	$116,075	$25,157	$53,965	$(143,543)
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

	June 30, 2026	December 31, 2025
Assets
Current assets:
Restricted cash	$360,356	$486,221
Derivatives	12,102	—
Prepaid expenses and other current assets	115,851	7,219
Total current assets	488,309	493,440
Property, plant and equipment, net	13,431,598	10,563,022
Operating lease right-of-use assets	122,895	150,210
Deferred financing fees	324,517	367,022
Derivatives	478,104	532,245
Other non-current assets	52,872	21,496
Total assets	$14,898,295	$12,127,435

Liabilities
Current liabilities:
Accounts payable	$323,047	$438,498
Operating leases	305	2,747
Accrued and other current liabilities	1,311,348	829,340
Total current liabilities	1,634,700	1,270,585
Debt, net	7,944,903	7,135,483
Operating leases	102,097	126,506
Derivatives	85,664	84,606
Total liabilities	$9,767,364	$8,617,180
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
For the three and six months ended June 30, 2026, TotalEnergies contributed approximately $329.1 million and $377.5 million under its equity commitments to Phase 1 Holdings, respectively.

Note 8 — Loss Per Share
The computation of basic and diluted loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss attributable to common stockholders — basic	$(65,426)	$(60,867)	$(201,832)	$(149,672)
Warrants — change in fair value	(277)	—	—	—
Net loss attributable to common stockholders — diluted	$(65,703)	$(60,867)	$(201,832)	$(149,672)

Weighted average shares outstanding — basic	265,043	260,877	264,976	260,646
Warrants — incremental shares	344	—	—	—
Weighted average shares outstanding — diluted	265,387	260,877	264,976	260,646

Loss per common share — basic	$(0.25)	$(0.23)	$(0.76)	$(0.57)
Loss per common share — diluted	$(0.25)	$(0.23)	$(0.76)	$(0.57)
Potentially dilutive shares related to unvested restricted stock and restricted stock units, outstanding stock options, and the Series A Exchange Option were excluded from the calculation of diluted loss per share for all periods presented because their effect would have been antidilutive. Potentially dilutive shares related to the Warrants were included from the calculation of diluted loss per share for the three months ended June 30, 2026, and excluded from the remaining periods presented because their effect would have been antidilutive. See Note 5 — Debt and Note 6 — Derivatives for additional information about the Series A Exchange Option and the Warrants, respectively.
Note 9 — Commitments and Contingencies
Legal Proceedings
From time to time the Company may be subject to various claims and legal actions that arise in the ordinary course of business. As of June 30, 2026, management is not aware of any claims or legal actions against the Company that, separately or in the aggregate, are likely to have a material adverse effect on the Company’s financial position, results of operations, or cash flows, although the Company cannot guarantee that a material adverse effect will not occur.
Note 10 — Supplemental Cash Flows
The following table provides supplemental disclosure of cash flow information (in thousands):

	Six Months Ended June 30,
	2026	2025
Interest payments classified as operating activities	$47,250	$—
Accounts payable for acquisition of property, plant and equipment	321,194	301,506
Accruals for acquisition of property, plant and equipment	1,213,272	303,941
Non-cash settlement of warrant liabilities	—	2,827
Capitalized interest that was paid-in-kind	36,502	—
Accrued liabilities for debt issuance costs	1,153	1,718
Note 11 — Subsequent Events
On July 2, 2026, Phase 1 LLC completed an offering of $3.5 billion of aggregate principal amount of senior secured notes. The net proceeds from the offering were used to repay approximately $3.5 billion of outstanding borrowings under its existing Phase 1 LLC Committed Credit Facilities and pay related fees and expenses.
In addition, the Company collected the $109.2 million receivable related to the net settlement of certain of the Phase 1 Swaps, as described in Note 6 — Derivatives. The proceeds were also used to repay outstanding borrowings under its existing Phase 1 LLC Committed Credit Facilities.

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
Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ from those expressed in our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties, including those described in the section titled “Risk Factors” in our most recent Annual Report on Form 10-K as supplemented by Item 1A of this Quarterly Report on Form 10-Q. You should consider our forward-looking statements in light of a number of factors that may cause actual results to vary from our forward-looking statements including, but not limited to:
•our progress in the development of our natural gas liquefaction and liquefied natural gas (“LNG”) export project and the timing of that progress;
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
•our reliance on third parties to successfully complete the Rio Grande LNG Facility and related pipelines and other infrastructure;
•our ability to secure additional debt and equity financing in the future, including any refinancing of outstanding indebtedness, on commercially acceptable terms;
•the accuracy of estimated costs for the Rio Grande LNG Facility;
•our ability to achieve operational characteristics of the Rio Grande LNG Facility, when completed, including amounts of liquefaction capacities, and any differences in such operational characteristics from our expectations;
•the development risks, operational hazards, and regulatory approvals applicable to the Rio Grande LNG Facility, our LNG, construction and operation activities and those of our third-party contractors and counterparties;
•the ability to obtain or maintain governmental approvals to construct or operate the Rio Grande LNG Facility;
•technological innovation which may lessen our anticipated competitive advantage or demand for our offerings;
•the global demand for and price of LNG;
•the availability of LNG vessels worldwide;
•changes in legislation and regulations relating to the LNG industry, including environmental laws and regulations that impose significant compliance costs and liabilities;
•global pandemics, the Russia-Ukraine conflict, conflicts in the Middle East, other sources of volatility in the energy markets and their impact on our business and operating results, including any disruptions in our operations or development of the Rio Grande LNG Facility and the health and safety of our employees, and on our customers, the global economy and the demand for LNG;
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
NextDecade Corporation, a Delaware corporation, is a Houston-based energy company primarily engaged in construction and development activities related to the liquefaction of natural gas and sale of LNG. We are constructing and developing a natural gas liquefaction and export facility located in the Rio Grande Valley near Brownsville, Texas (the “Rio Grande LNG Facility”). The first five liquefaction trains and related infrastructure (together, “Phase 1”, “Train 4”, and “Train 5”) at the Rio Grande LNG Facility are currently under construction. We are also developing and advancing the permitting process for expansion Trains 6 through 8 at the Rio Grande LNG Facility.
We are focused on constructing and operating the Rio Grande LNG Facility safely, efficiently, on schedule, and on budget. We seek to deliver secure, affordable, and cleaner energy through the development and operation of liquefaction capacity at the Rio Grande LNG Facility.
Significant Recent Developments
Significant developments since January 1, 2026 include the following:
Construction and Commissioning
•Progress on Trains 1 through 5 under the engineering, procurement, and construction (“EPC”) contracts with Bechtel Energy, Inc. (“Bechtel”) as of June 2026 consisted of:

	Overall Completion Percentage	Engineering	Procurement	Construction	Commissioning
Trains 1 and 2	74.0%	99.1%	97.8%	58.9%	0.6%
Train 3	50.4%	96.5%	90.2%	17.4%	—
Train 4	15.5%	69.4%	25.4%	1.4%	—
Train 5	9.4%	26.8%	19.3%	—	—
•We safely energized our main substation with 138kV power in May, and we seconded over 100 operational employees to Bechtel in June as part of preparations for first LNG production. We continue to expect first gas into the Rio Grande LNG Facility in the second half of 2026 and first LNG production from Train 1 in the first half of 2027.

Development
•In May 2026, we filed a formal application with the Federal Energy Regulatory Commission (“FERC”) for expansion at the Rio Grande LNG Facility that includes Train 6 and an additional marine berth. With the application, we requested a waiver from FERC of the approximately one month remaining in the Train 6 pre-filing period, and FERC granted that waiver in June 2026.
•In June 2026, we filed an application with the Department of Energy for LNG export authorizations for Train 6.
•In June 2026, we executed a Reservation Agreement with Baker Hughes for the supply of main refrigeration compressors for Train 6.
Strategic and Commercial
◦In early 2026, we began the marketing of early cargoes that we expect to produce prior to the commencement of our long-term LNG Sale and Purchase Agreements (“SPAs”). In February 2026, we entered into LNG sales agreements for the sale of over 175 TBtu of LNG on a free-on-board (“FOB”) basis, with fixed liquefaction fees that are expected to achieve a cargo margin, calculated as the FOB LNG sales price less our expected costs of natural gas feedstock and fuel, of over $3.00 per MMBtu. This volume represents 33% of our expected portfolio volumes from 2027 through early 2029.
Financial
◦In April 2026, Rio Grande LNG Train 5, LLC issued a second installment of $100.0 million and in July 2026 issued a third installment of $100.0 million of 6.56% Senior Secured Notes due in 2050, pursuant to the Note Purchase Agreement entered into in conjunction with the positive final investment decision on Train 5 in October 2025, for the issuance of $500.0 million aggregate senior secured notes. As of July 29, 2026, $350 million of these notes were issued and outstanding.
◦In June 2026, Rio Grande LNG Intermediate HoldCo Borrower, LLC (“Phase 1 HoldCo Borrower”) entered into a credit agreement for a $1.0 billion term loan which bears interest at 7.05%, payable in cash or in-kind at our election until the first interest payment date after June 2029 and in cash thereafter, and matures in June 2033. Net proceeds from this term loan were used to reduce outstanding borrowings under the Rio Grande LNG, LLC (“Phase 1 LLC”) credit facilities, to pay fees and expenses associated with the transaction, and to pay general and administrative expenses of Phase 1 HoldCo Borrower.
◦In July 2026, Phase 1 LLC completed an offering of $3.5 billion aggregate principal amount of senior secured notes. The net proceeds from the offering were used to repay approximately $3.5 billion of outstanding borrowings under the Phase 1 LLC credit facilities and to pay fees and expenses associated with the transaction. The tranches of senior secured notes issued were:
▪$1.0 billion aggregate principal amount of senior secured notes due 2031, which bear interest at 5.25% and will mature in June 2031,
▪$500.0 million aggregate principal amount of senior secured notes due 2034, which bear interest at 5.50% and will mature in January 2034,
▪$1.25 billion aggregate principal amount of senior secured notes due 2036, which bear interest at 5.75% and will mature in June 2036, and
▪$750.0 million aggregate principal amount of senior secured notes due 2041, which bear interest at 6.15% and will mature in June 2041.
◦In conjunction with the Phase 1 HoldCo Borrower credit agreement and the Phase 1 LLC senior secured notes offering and repayment of credit facility borrowings, Phase 1 LLC also reduced the notional amount of certain of its interest rate swaps, resulting in settlement receipts totaling approximately $109.2 million in July 2026. These settlement receipts were used to reduce outstanding borrowings under the Phase 1 LLC Credit facilities.
Rio Grande LNG Facility Activity
Liquefaction Facilities Overview and Construction Progress
We are constructing and developing the Rio Grande LNG Facility on the north shore of the Brownsville Ship Channel in south Texas. The site is located on approximately 1,000 acres of land, which has been leased long-term and includes 15,000 feet of frontage on the Brownsville Ship Channel. We believe the site is advantaged due to its proximity to abundant natural gas resources in the Permian Basin and Eagle Ford Shale, location in a region that has historically been subject to fewer and less severe weather events relative to other locations along the U.S. Gulf Coast, access to an uncongested waterway for vessel loading, access to a large, skilled local labor force, and strong geotechnical conditions requiring less piling for soil stabilization than liquefaction facilities in other areas of the U.S. Gulf Coast. Trains 1 through 5 at the Rio Grande LNG Facility are under construction, and we are developing and advancing the permitting process for Trains 6 through 8. There is sufficient space at the Rio Grande LNG Facility site for up to 10 liquefaction trains.
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
Progress on Phase 1 as of June 2026 is ahead of the guaranteed completion schedule under the EPC contracts. All major equipment has been set for Train 1, including the main cryogenic heat exchanger (“MCHE”), and electrical commissioning of Train 1 is progressing. Train 2 equipment installation is underway, and the second compressor string and turbine was set in July 2026. Train 3 equipment installation has begun, including the first compressor string. Welding of the inner tanks continues to progress for Tanks 1 and 2, and Tank 1 pipe installation is underway.
Progress on Trains 4 and 5 as of June 2026 is in line with the guaranteed completion schedule under the EPC contracts. The Train 4 soil stabilization process was completed, and foundation pours began for the main cryogenic rack. The Train 5 soil stabilization process began in early July 2026. Tank 3 piling work is underway.
The main intake substation at the Rio Grande LNG Facility was energized safely in early May 2026. Construction of the Bay Runner pipeline continues to progress and is on track to reach in-service in the third quarter of 2026. Across the site as of June 2026, construction of permanent buildings is nearing completion, construction activities in the gas inlet area has progressed significantly, dredging activities for the berths and turning basin are substantially complete, and the channel deepening project is complete.
LNG Sale and Purchase Agreements for Trains 1 Through 5
We have entered into long-term LNG sale and purchase agreements (“SPAs”) with 14 creditworthy counterparties for aggregate volumes of approximately 25.3 MTPA of LNG from Trains 1 through 5 at the Rio Grande LNG Facility. The SPAs have a weighted average term of 19.5 years. Under these SPAs, the customers will purchase LNG from the Rio Grande LNG Facility for a price consisting of a fixed fee per MMBtu of LNG plus a variable fee per MMBtu of LNG, with the variable fees structured to cover the expected cost of natural gas plus fuel and other sourcing costs to produce LNG. In certain circumstances, customers may elect to cancel or suspend deliveries of LNG cargoes, in which case the customers would still be required to pay the fixed fee with respect to cargoes that are not delivered. A portion of the fixed fee under each SPA will be subject to annual adjustment for inflation. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific train; however, the commencement of the term of each SPA is tied to a specified train.
Each of these SPAs is currently effective, and deliveries of LNG under these SPAs will commence on the respective Date of First Commercial Delivery (“DFCD”), which is primarily tied to the substantial completion or guaranteed substantial completion dates of specific trains as defined in each SPA. Of the 25.3 MTPA of SPAs for Trains 1 through 5, approximately 23.75 MTPA are linked to Henry Hub and have average fixed fees, unadjusted for inflation, totaling approximately $3.0 billion expected to be paid annually.
Marketing of Uncontracted Volumes
We expect to sell any commissioning LNG volumes and operational LNG volumes in excess of SPA volumes (“portfolio volumes”) into the LNG market through spot, short-term, and medium-term agreements. We have entered into certain time charter agreements and expect to enter into additional time charter agreements with vessel owners to provide shipping capacity for commissioning and operational volumes. We have also entered into certain subcharter agreements and may enter into additional subcharter agreements with third parties from time to time to manage our LNG shipping needs relative to chartered capacity.
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

Natural Gas Transportation and Supply
We are in the process of executing a substantial and diversified natural gas feedstock sourcing and transportation strategy to spread risk exposure across multiple contracts, counterparties, and pricing hubs. We have entered into and expect to enter into additional gas supply arrangements with a wide range of suppliers, and we also expect to leverage trading platforms and exchanges to lock in natural gas supply prices and/or hedge risk.
We have entered into agreements for transportation of natural gas to supply the Rio Grande LNG Facility on both a firm and interruptible basis to support commissioning and operations and provide the ability to purchase natural gas supplies at the Agua Dulce Hub and other physical access points, giving us access to prolific gas production from the Permian Basin, Eagle Ford Shale, and additional basins, and providing significant flexibility to obtain competitively priced natural gas feedstock.
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
Development of Additional Liquefaction Capacity
We are developing and advancing the permitting process for Trains 6 through 8 at the Rio Grande LNG Facility. These trains are currently wholly owned by NextDecade and are cumulatively expected to increase the Company’s total liquefaction capacity by approximately 18 MTPA once constructed and placed into operation.
Train 6 is being developed inside the existing levee at the Rio Grande LNG Facility and adjacent to Trains 1 through 5. In May 2026, we filed a formal application with FERC for expansion at the Rio Grande LNG Facility that includes Train 6 and an additional marine berth. We are evaluating multiple areas on the site for the development of Trains 7 and 8 and expect to advance the development of these trains throughout 2026.
There is sufficient space at the Rio Grande LNG Facility site for up to 10 liquefaction trains.
Governmental Permits, Approvals and Authorizations
We have obtained all major permits required to build and export LNG from the first five liquefaction trains and related infrastructure at the Rio Grande Facility, including FERC approval and Department of Energy FTA and non-FTA authorizations.
In August 2025, FERC issued a final order on remand (“Remand Order”) reaffirming its authorization for the siting, construction, and operation of the first five liquefaction trains at the Rio Grande LNG Facility, following the issuance of a supplemental Environmental Impact Statement (“SEIS”) in July 2025. In September 2025, certain intervenors filed a request for rehearing of the Remand Order. FERC denied that request by operation of law on October 30, 2025, and issued a substantive order on rehearing in March 2026 that reaffirmed its authorization for the first five liquefaction trains, rendering the Remand Order no longer appealable to FERC. In December 2025, the same intervenors petitioned the D.C. Circuit Court to review the Remand Order, and that appeal remains pending.
Corporate and Other Activities
We are required to maintain corporate and general and administrative functions to serve our business activities described above, including the construction of Trains 1 through 5 and the development of Trains 6 through 8 at the Rio Grande LNG Facility.
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
Phase 1 FID Financing
In connection with the FID on Phase 1 at the Rio Grande LNG Facility in July 2023, Phase 1 LLC obtained approximately $6.2 billion in equity capital commitments, inclusive of commitments from NextDecade, entered into senior secured non-recourse bank credit facilities of $11.6 billion, consisting of $11.1 billion in construction term loans and a $500.0 million working capital facility, and closed a $700.0 million senior secured non-recourse private notes offering. Phase 1 LLC expects to utilize these capital resources to fund the total cost of Phase 1, which is currently estimated at $18.0 billion and consists of EPC costs, owner’s costs and contingencies, dredging for the Brazos Island Harbor Channel Improvement Project, conservation of more than 4,000 acres of wetland and wildlife habitat area, installation of utilities, interest during construction and other financing costs, and including amounts spent prior to FID under limited notices to proceed.
As of July 29, 2026, Phase 1 LLC has refinanced a total of over $6.4 billion of its original $11.1 billion term loan facilities through the issuance of senior secured notes and loans at Phase 1 LLC and a $1.0 billion term loan at Phase 1 HoldCo Borrower.
In April 2025, Phase 1 LLC elected to terminate $250.0 million of commitments under its working capital facility due to a decrease in expected requirements for credit support during construction, which reduced the outstanding commitments under the working capital facility to $250.0 million.
Train 4 FID Financing
In connection with the FID on Train 4 at the Rio Grande LNG Facility in September 2025, Train 4 LLC obtained approximately $2.8 billion in equity capital commitments, inclusive of commitments from NextDecade, and entered into a senior secured non-recourse bank credit facility of approximately $3.8 billion. Train 4 LLC expects to utilize these capital resources to fund the total cost of Train 4 and related infrastructure, which is currently estimated at $6.7 billion and consists of EPC costs, owner’s costs and contingencies, interest during construction and other financing costs, and other costs, including a payment for usage of common infrastructure at the Rio Grande LNG Facility.
Train 5 FID Financing
In connection with the FID on Train 5 at the Rio Grande LNG Facility in October 2025, Train 5 LLC obtained approximately $2.6 billion in equity capital commitments, inclusive of commitments from NextDecade, entered into a senior secured non-recourse bank credit facility of approximately $3.6 billion, and closed a $500.0 million senior secured non-recourse private notes offering. Train 5 LLC expects to utilize these capital resources to fund the total cost of Train 5 and related infrastructure, which is currently estimated at $6.7 billion and consists of EPC costs, owner’s costs and contingencies, interest during construction and other financing costs, and other costs, including a payment for usage of common infrastructure at the Rio Grande LNG Facility.
Near Term Liquidity and Capital Resources of NextDecade Corporation
Following the respective FIDs of Phase 1, Train 4, and Train 5, costs associated with the EPC agreements, Rio Grande site lease, and other Phase 1, Train 4, and Train 5 related costs are being funded by debt and equity proceeds received by the Rio Grande Project Entities. Our primary corporate cash needs are capital contributions to Trains 4 and 5, development expenses for expansion projects at the Rio Grande LNG Facility, and general and administrative expenses.
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
Train 4 LLC will pay NextDecade LLC, our wholly owned subsidiary and the entity that manages the construction, commissioning, and operation of the Rio Grande LNG Facility on behalf of Phase 1, Train 4, and Train 5, a $50.0 million fee in September 2026 for services to be rendered by NextDecade LLC in support of Train 4.
Because our businesses and assets are under construction or in development, we have not historically generated significant cash flow from operations, and we do not expect to do so until liquefaction trains at the Rio Grande LNG Facility begin operating. We intend to fund development activities for the foreseeable future with our cash and cash equivalents on hand, the Train 4 services fee due in September 2026, and through the sale of additional equity, equity-based or debt securities in us or in our subsidiaries. There can be no assurance that we will succeed in selling such securities or, if successful, that the capital we raise will not be expensive or dilutive to stockholders.
Long Term Liquidity and Capital Resources of NextDecade Corporation
We will not receive significant cash flows from liquefaction trains at the Rio Grande LNG Facility until they are operational, and the commercial operation dates for Trains 1 through 5 range from late 2027 for Train 1 through the first half of 2031 for Train 5, based on the guaranteed schedule under the EPC contracts. Any future development of liquefaction trains at the Rio Grande LNG Facility will similarly take an extended period of time to develop, construct, and become operational and will require significant capital deployment.
We currently expect that the long-term capital requirements for future development of liquefaction trains at the Rio Grande LNG Facility will be financed predominantly through the proceeds from future debt, equity-based, and equity offerings by us or our subsidiaries. As a result, our business success will depend, to a significant extent, upon our ability to obtain financing required to fund future development and construction at the Rio Grande LNG Facility, to bring assets into operation on a commercially viable basis, and to finance any required increases in staffing, operating, and expansion costs during that process. There can be no assurance that we will succeed in securing additional debt and/or equity financing in the future to fund future development and construction at the Rio Grande LNG Facility, or, if successful, that the capital we raise will not be expensive or dilutive to stockholders. Additionally, if these types of financing are not available, we will be required to seek alternative sources of financing, which may not be available on terms acceptable to us, if at all.
Sources and Uses of Cash
The following table summarizes the sources and uses of our cash for the periods presented (in thousands):

	Six Months Ended June 30,
	2026	2025
Operating cash flows	$(128,016)	$(72,722)
Investing cash flows	(2,203,393)	(1,531,338)
Financing cash flows	2,123,890	1,668,337
Net (decrease) increase in cash, cash equivalents and restricted cash	(207,519)	64,277
Cash, cash equivalents and restricted cash – beginning of period	707,088	392,762
Cash, cash equivalents and restricted cash – end of period	$499,569	$457,039
Cash used in operating activities for the six months ended June 30, 2026 increased by approximately $55.3 million compared to the same period in 2025 primarily due to increased interest payments and changes in working capital.
Cash used in investing activities for the six months ended June 30, 2026 increased by approximately $672.1 million compared to the same period in 2025 primarily due to increased expenditures associated with construction of the Rio Grande LNG Facility, including expenditures related to Trains 4 and 5, which achieved positive FIDs and began construction in the second half of 2025.
Cash provided by financing activities for the six months ended June 30, 2026 increased by approximately $455.6 million compared to the same period in 2025. The increase was primarily due to increases in proceeds from debt issuance and receipts of equity commitments related primarily to construction at the Rio Grande LNG Facility, including impacts of Trains 4 and 5 which achieved positive FIDs in the second half of 2025. These increases were partially offset by debt repayments made as a result of refinancing during the six months ended June 30, 2026, with no debt repayments made in the same period in 2025.
Results of Operations
The following table summarizes costs, expenses and other income for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$—	$—	$—	$—
Operating and maintenance expense	13,527	17,752	33,543	33,645
General and administrative expense	30,298	36,875	62,876	68,460
Development expense	2,850	1,248	4,993	1,555
Depreciation and amortization expense	7,897	393	8,275	1,006
Other	—	—	—	3,518
Total operating loss	(54,572)	(56,268)	(109,687)	(108,184)
Other income (expense):
Derivative gain (loss), net	116,075	25,157	53,965	(143,543)
Interest expense	(90,777)	(31,634)	(170,024)	(58,839)
Loss on debt extinguishment	(32,451)	(9,160)	(32,451)	(9,160)
Other income (expense), net	1,542	1,273	2,974	3,866
Loss before income taxes	(60,183)	(70,632)	(255,223)	(315,860)
Income tax expense	—	—	—	—
Net loss	(60,183)	(70,632)	(255,223)	(315,860)
Less: net income (loss) attributable to non-controlling interests	5,243	(9,765)	(53,391)	(166,188)
Net loss attributable to common stockholders	$(65,426)	$(60,867)	$(201,832)	$(149,672)
Net loss attributable to common stockholders for the three months ended June 30, 2026 increased by approximately $4.6 million compared to the same period in 2025 primarily a result of the following:

•Depreciation and amortization expense increased by approximately $7.5 million primarily due to amortization of finance lease right-of-use assets associated with our leases of LNG vessels.
•Derivative gain (loss), net increased by approximately $90.9 million primarily driven by higher forward SOFR rates, which increased the fair-value gain on the Company’s interest rate swap portfolio.
•Interest expense increased by approximately $59.1 million primarily due to additional borrowings to construct the Rio Grande LNG Facility.
•Loss on debt extinguishment increased by approximately $23.3 million due to repayments made under the CD Credit Agreement and TCF Credit Agreement.
•Net income (loss) attributable to non-controlling interests increased by approximately $15.0 million primarily due to changes in interest rate swap derivatives, interest expense, and loss on debt extinguishment recognized within the Joint Ventures’ net loss and consolidated in the Company’s results.
Net loss attributable to common stockholders for the six months ended June 30, 2026 increased by approximately $52.2 million compared to the same period in 2025 primarily a result of the following:
•Depreciation and amortization expense increased by approximately $7.3 million primarily due to amortization of finance lease right-of-use assets associated with our leases of LNG vessels.
•Derivative gain (loss), net increased by approximately $197.5 million primarily driven by higher forward SOFR rates, which increased the fair-value gain on the Company’s interest rate swap portfolio, partially offset by losses on the Series A Exchange Option and Warrants with no comparable activity during the same period in 2025.
•Interest expense increased by approximately $111.2 million primarily due to additional borrowings to construct the Rio Grande LNG Facility.
•Loss on debt extinguishment increased by approximately $23.3 million due to repayments made under the CD Credit Agreement and TCF Credit Agreement.
•Net income (loss) attributable to non-controlling interests increased by approximately $112.8 million primarily due to changes in interest rate swap derivatives, interest expense, and loss on debt extinguishment recognized within the Joint Ventures’ net loss and consolidated in the Company’s results.
Summary of Critical Accounting Estimates
The preparation of our Consolidated Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. There were no material changes made by management to the critical accounting estimates in the three months ended June 30, 2026. Please refer to the “Summary of Critical Accounting Estimates” section within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of our critical accounting estimates.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the market risks previously discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Item 4. Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports filed by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.
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
The following table summarizes stock repurchases for the three months ended June 30, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as a Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
April 2026	—	$—	$—	$—
May 2026	1,312	$8.54	$—	$—
June 2026	—	$—	$—	$—
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 6. Exhibits

Exhibit No.	Description
3.1
Second Amended and Restated Certificate of Incorporation of NextDecade Corporation, dated July 24, 2017 (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed July 28, 2017).

3.2	Amended and Restated Bylaws of NextDecade Corporation, as amended March 3, 2021 (Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 filed June 24, 2022).
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

10.1*+	Employment Agreement, dated as of April 15, 2026, by and between Matthew Schatzman and NextDecade Corporation.
10.2*+	Amended and Restated Director Compensation Policy, effective May 20, 2026.

10.3+
Amendment of the NextDecade Corporation 2017 Omnibus Incentive Compensation Plan, dated as of June 3, 2026 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed June 3, 2026).

10.4*
Credit Agreement, dated as of June 17, 2026, by and among Rio Grande LNG Intermediate HoldCo Borrower, LLC, Wilmington Trust, National Association, as Administrative Agent and Collateral Agent, and the lenders party thereto.

10.5*
Collateral and Intercreditor Agreement, dated as of June 17, 2026, by and among Rio Grande LNG Intermediate HoldCo Borrower, LLC, Wilmington Trust, National Association, as Intercreditor Agent and Collateral Agent, and the HoldCo secured creditor representatives party thereto.

10.6*	Pledge Agreement, dated as of June 17, 2026, by and between Rio Grande LNG Intermediate HoldCo Borrower, LLC and Wilmington Trust, National Association, as Collateral Agent.
10.7*†
Change Orders to the Amended and Restated Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Trains 1 and 2 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of September 14, 2022, by and between Rio Grande LNG, LLC and Bechtel Energy Inc.: (i) EC00263 and EC00285, each dated as of April 27, 2026; (ii) EC00295 and EC00300, each dated as of May 4, 2026; (iii) EC00280, dated as of June 5, 2026; and (iv) EC00298, dated as of June 19, 2026.

10.8*†
Change Orders to the Amended and Restated Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Train 3 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of September 15, 2022, by and between Rio Grande LNG, LLC and Bechtel Energy Inc.: (i) EC00296 and EC00301, each dated as of May 4, 2026; (ii) EC00281, dated as of June 5, 2026; and (iii) EC00294, dated as of June 18, 2026.

10.9*†
Change Order to the Amended and Restated Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Train 4 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of June 7, 2025, by and between Rio Grande LNG Train 4, LLC and Bechtel Energy Inc.: EC40036, dated as of May 4, 2026.

10.10*
Consent and Amendment No. 2 to Credit Agreement, dated as of June 17, 2026, by and among Rio Grande LNG Phase 1 Super FinCo, LLC, as P1 Super FinCo Borrower, Rio Grande LNG Phase 2 Super FinCo, LLC, as P2 Super FinCo Borrower, GLAS USA LLC, as Administrative Agent and Collateral Agent, and the lenders party thereto

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
†	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
+	Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTDECADE CORPORATION

Date: July 29, 2026	By:	/s/ Matthew K. Schatzman
Matthew K. Schatzman
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: July 29, 2026	By:	/s/ John D. Zuklic
John D. Zuklic
Chief Financial Officer
(Principal Financial Officer)