Form 10-Q
period 2026-09-30
NextDecade Corp
filed 2026-10-29
CIK 1612720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 23, 2026, the issuer had 268,802,281 shares of common stock outstanding.

NEXTDECADE CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

Organizational Structure
The following diagram depicts our abbreviated organizational structure as of September 30, 2026, with references to the names of certain entities discussed in this Quarterly Report on Form 10-Q. Entities displayed in the structure below, other than the Joint Ventures (defined below), are wholly owned by their parent.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
NextDecade Corporation
Consolidated Balance Sheets (1)
(in thousands, except share and par value data; unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$129,915	$143,782
Restricted cash	462,217	563,306
Derivatives	23,662	—
Prepaid expenses and other current assets	26,882	10,961
Total current assets	642,676	718,049
Property, plant and equipment, net	15,435,116	10,568,311
Operating lease right-of-use assets	136,308	162,493
Deferred financing fees	345,992	423,076
Derivatives	1,185,930	532,245
Other non-current assets	65,994	21,654
Total assets	$17,812,016	$12,425,828
Liabilities and Equity
Current liabilities:
Accounts payable	$437,647	$443,947
Operating leases	1,688	3,883
Accrued and other current liabilities	1,365,995	888,200
Total current liabilities	1,805,330	1,336,030
Debt, net	11,989,538	8,510,925
Operating leases	118,433	142,266
Derivatives	69,201	135,520
Other non-current liabilities	75,204	—
Total liabilities	14,057,706	10,124,741
Commitments and contingencies (Note 9)
Equity:
Common stock, $0.0001 par value, 480.0 million authorized: 268.4 million and 264.8 million outstanding, respectively	27	26
Treasury stock: 5.5 million and 4.9 million, respectively, at cost	(42,575)	(37,862)
Preferred stock, $0.0001 par value, 0.5 million authorized after designation of the convertible preferred stock: none outstanding	—	—
Additional paid-in-capital	960,805	893,131
Accumulated deficit	(806,408)	(759,957)
Total stockholders’ equity	111,849	95,338
Non-controlling interests	3,642,461	2,205,749
Total equity	3,754,310	2,301,087
Total liabilities and equity	$17,812,016	$12,425,828

(1) Amounts presented include balances held by our consolidated variable interest entities, Phase 1 Holdings, Train 4 Holdings, and Train 5 Holdings, as further discussed in Note 7 — Variable Interest Entities.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation
Consolidated Statements of Operations
(in thousands, except per share data; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$—	$—	$—	$—
Operating expenses:
Operating and maintenance	13,422	15,080	51,034	48,725
General and administrative	48,787	53,609	111,663	122,069
Development	2,162	2,881	7,155	4,436
Depreciation and amortization	18,541	393	26,816	1,399
Other	—	—	—	3,518
Total operating expenses	82,912	71,963	196,668	180,147
Total operating loss	(82,912)	(71,963)	(196,668)	(180,147)
Other income (expense):
Derivative gain (loss), net	851,229	(74,141)	905,194	(217,684)
Interest expense	(69,260)	(40,279)	(239,284)	(99,119)
Loss on debt extinguishment	(136,511)	—	(168,962)	(9,160)
Other income, net	11,303	1,627	18,346	5,494
Total other income (expense)	656,761	(112,793)	515,294	(320,469)
Income (loss) before income taxes	573,849	(184,756)	318,626	(500,616)
Income tax expense	—	—	—	—
Net income (loss)	573,849	(184,756)	318,626	(500,616)
Less: net income (loss) attributable to non-controlling interests	418,468	(75,274)	365,077	(241,462)
Net income (loss) attributable to common stockholders	$155,381	$(109,482)	$(46,451)	$(259,154)

Earnings (loss) per common share — basic	$0.58	$(0.42)	$(0.17)	$(0.99)
Earnings (loss) per common share — diluted	$0.54	$(0.42)	$(0.17)	$(0.99)

Weighted average shares outstanding — basic	266,854	262,581	265,659	261,298
Weighted average shares outstanding — diluted	281,052	262,581	265,659	261,298
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation
Consolidated Statements of Changes in Equity
(in thousands; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total equity, beginning balances	$2,816,602	$1,865,524	$2,301,087	$1,744,386

Common stock:
Beginning balances	27	26	26	26
Share-based compensation	—	—	1	—
Ending balances	27	26	27	26
Treasury stock:
Beginning balances	(37,880)	(21,007)	(37,862)	(20,916)
Shares repurchased related to share-based compensation	(4,695)	(15,471)	(4,713)	(15,562)
Ending balances	(42,575)	(36,478)	(42,575)	(36,478)
Additional paid-in-capital:
Beginning balances	942,362	884,656	893,131	852,054
Share-based compensation	17,312	13,050	28,108	26,884
Receipt of equity commitments	1,131	5,908	39,566	14,088
Exercise of common stock warrants	—	—	—	2,827
Warrants issued in connection with Debt	—	—	—	7,761
Ending balances	960,805	903,614	960,805	903,614
Accumulated deficit:
Beginning balances	(961,789)	(603,195)	(759,957)	(453,523)
Net income (loss)	155,381	(109,482)	(46,451)	(259,154)
Ending balances	(806,408)	(712,677)	(806,408)	(712,677)
Total stockholders’ equity	111,849	154,485	111,849	154,485

Non-controlling interests:
Beginning balances	2,873,882	1,605,044	2,205,749	1,366,745
Receipt of equity commitments	350,111	292,092	1,071,635	696,579
Net income (loss)	418,468	(75,274)	365,077	(241,462)
Ending balances	3,642,461	1,821,862	3,642,461	1,821,862

Total equity, ending balances	$3,754,310	$1,976,347	$3,754,310	$1,976,347
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextDecade Corporation
Consolidated Statements of Cash Flows
(in thousands; unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating activities:
Net income (loss)	$318,626	$(500,616)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	26,816	1,399
Share-based compensation expense	28,109	26,884
Derivative (gain) loss, net	(905,194)	217,684
Derivative settlements	155,348	15,986
Reduction of right-of-use assets	2,105	7,735
Loss on debt extinguishment	168,962	9,160
Amortization of debt issuance costs	85,495	51,931
Interest elected to be paid-in-kind	89,761	18,754
Other	152	3,315
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(14,121)	1,316
Accounts payable	6,405	13,339
Operating lease liabilities	(2,101)	(5,676)
Accrued expenses and other liabilities	23,069	(9,952)
Net cash used in operating activities	(16,568)	(148,741)
Investing activities:
Acquisition of property, plant and equipment	(3,348,457)	(2,859,338)
Acquisition of other non-current assets	(45,754)	(20,792)
Net cash used in investing activities	(3,394,211)	(2,880,130)
Financing activities:
Proceeds from debt issuance	7,467,000	2,762,500
Repayments of debt	(5,161,000)	—
Debt issuance costs	(98,979)	(76,822)
Receipt of equity commitments	1,111,201	710,667
Finance lease payments	(17,686)	—
Shares repurchased related to share-based compensation	(4,713)	(15,562)
Net cash provided by financing activities	3,295,823	3,380,783
Net (decrease) increase in cash, cash equivalents and restricted cash	(114,956)	351,912
Cash, cash equivalents and restricted cash – beginning of period	707,088	392,762
Cash, cash equivalents and restricted cash – end of period	$592,132	$744,674
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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2025. In our opinion, all adjustments which are necessary to a fair presentation of the unaudited consolidated financial statements have been included, and all such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2026, are not necessarily indicative of the operating results for the full year.
Certain reclassifications have been made to prior period amounts to conform to the current presentation. The Company began presenting operating and maintenance expenses, which primarily consist of costs associated with the Rio Grande LNG Facility and pre-operational readiness activities, as a separate line item on its Consolidated Statements of Operations. These reclassifications did not have a material effect on the Company’s financial position, results of operations, or cash flows.
Note 2 — Property, Plant and Equipment
Property, plant and equipment, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Fixed assets and other assets:
Rio Grande LNG Facility under construction	$14,434,146	$10,563,032
Corporate and other	8,665	8,163
Accumulated depreciation	(4,042)	(2,884)
Total fixed assets and other assets, net	14,438,769	10,568,311
Finance lease right-of-use assets	996,347	—
Total property, plant and equipment, net	$15,435,116	$10,568,311
Note 3 — Leases
The Company leases various assets, including the site for the Rio Grande LNG Facility, office space, and LNG vessels under time charter agreements. The Rio Grande LNG Facility site lease includes renewal options that are reasonably certain to be exercised and are included in the lease term and recognized as part of our right-of-use assets and lease liabilities. The Company also subleases certain of our vessels under charter to third parties from time to time. For LNG vessels, the Company has elected to combine the lease component and its associated non-lease component and account for them as a single lease component.
One additional vessel charter is expected to commence in the fourth quarter of 2026.
Total lease costs consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	$2,620	$2,584	$7,937	$7,698
Finance lease cost:
Amortization of right-of-use assets	17,890	—	25,242	—
Interest on lease liabilities	15,099	—	20,172	—
Total finance lease cost	32,989	—	45,414	—
Sublease income	(10,014)	—	(14,083)	—
Total lease cost	$25,595	$2,584	$39,268	$7,698

Maturities of operating and finance lease liabilities as of September 30, 2026, are as follows (in thousands, except lease term and discount rate):

	Operating Leases	Finance Leases
2026 (remaining)	$2,349	$32,551
2027	10,359	129,141
2028	10,403	108,994
2029	10,146	102,127
2030	10,191	102,127
Thereafter	319,587	1,246,625
Total undiscounted lease payments	363,035	1,721,565
Discount to present value	(242,914)	(727,898)
Present value of lease liabilities	$120,121	$993,667

Weighted average remaining lease term — years	41.0	17.6
Weighted average discount rate — percent	7.0	6.8
Other information related to our leases is as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,944	$5,734
Operating cash flows from finance leases	20,172	—
Noncash right-of-use assets and lease liabilities recorded for new and modified operating leases	(23,927)	—
Noncash right-of-use assets and lease liabilities recorded for new finance leases	1,011,353	—
Note 4 — Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Rio Grande LNG Facility	$1,163,532	$769,137
Accrued interest	91,702	73,945
Employee compensation	16,776	19,740
Current finance lease liabilities	63,949	—
Other accrued liabilities	30,036	25,378
Total accrued and other current liabilities	$1,365,995	$888,200

Note 5 — Debt
Debt, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Phase 1 LLC Debt:
5.25% Senior Secured Notes due 2031	$1,000,000	$—
6.67% Senior Secured Notes due 2033	700,000	700,000
5.50% Senior Secured Notes due 2034	500,000	—
5.75% Senior Secured Notes due 2036	1,250,000	—
6.15% Senior Secured Notes due 2041	750,000	—
6.85% Senior Secured Notes due 2047	190,000	190,000
6.58% Senior Secured Notes due 2047	1,115,000	1,115,000
6.72% Senior Secured Notes due 2047	575,000	—
6.72% Senior Secured Loans due 2033	356,000	356,000
7.11% Senior Secured Loans due 2047	251,000	251,000
CD Credit Agreement	515,000	3,708,000
TCF Credit Agreement	184,000	485,000
Total Phase 1 LLC Debt	7,386,000	6,805,000
Phase 1 HoldCo Borrower Debt:
7.05% Phase 1 HoldCo Borrower Term Loan due 2033	1,020,171	—
Train 4 LLC Debt:
Train 4 LLC Credit Agreement	882,000	357,000
Train 5 LLC Debt:
6.56% Senior Secured Notes due 2050	350,000	150,000

13.00% Super FinCo Term Loan due 2031	1,338,225	1,214,517
8.00% A&R Corporate Credit Agreement due 2030 - Series A	100,000	100,000
13.50% A&R Corporate Credit Agreement due 2030 - Series B	222,122	200,851
Total debt	11,298,518	8,827,368
Unamortized debt issuance costs	(238,698)	(316,443)
Finance leases	929,718	—
Debt, net	$11,989,538	$8,510,925
Phase 1 LLC Debt
Senior Secured Notes and Senior Secured Loans
In the third quarter of 2026, Phase 1 LLC completed offerings of approximately $4.1 billion of aggregate principal amount of senior secured notes. The net proceeds from the offerings were used to reduce outstanding borrowings under its credit agreements and to pay related fees and expenses.
Phase 1 LLC’s senior secured notes presented in the table above (collectively, the “Phase 1 Senior Secured Notes”) and the 6.72% Senior Secured Loans and 7.11% Senior Secured Loans (collectively, the “Phase 1 Senior Secured Loans”) are senior secured obligations of Phase 1 LLC. Principal on each of the Phase 1 Senior Secured Notes and Phase 1 Senior Secured Loans that have a final maturity in 2047 begin amortizing in 2029.
The Phase 1 Senior Secured Notes and Phase 1 Senior Secured Loans rank pari passu with the CD Credit Agreement and the TCF Credit Agreement and are secured on a first-priority basis by a security interest in all of the membership interests in Phase 1 LLC and substantially all of Phase 1 LLC’s assets.
Phase 1 LLC’s Credit Agreements
The total commitments under the CD Credit Agreement and TCF Credit Agreement (together, the “Phase 1 LLC Committed Credit Facilities”) are $3.7 billion and $0.4 billion, respectively. The CD Credit Agreement includes an additional $250.0 million commitment that can be used to draw revolving loans or issue letters of credit, of which, as of September 30, 2026, no amounts have been drawn and approximately $84.4 million of letters of credit have been issued.
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
Phase 1 LLC’s obligations under the Phase 1 LLC Committed Credit Facilities rank pari passu with each of the Phase 1 Senior Secured Notes and Phase 1 Senior Secured Loans and are secured by the same collateral package as the Phase 1 Senior Secured Notes and Phase 1 Senior Secured Loans.
During 2026, Phase 1 LLC repaid approximately $4.7 billion and $0.4 billion of the amounts outstanding under the CD Credit Agreement and TCF Credit Agreement, respectively.
Phase 1 HoldCo Borrower Term Loan
In the second quarter of 2026, Phase 1 HoldCo Borrower entered into a credit agreement (the “Phase 1 HoldCo Borrower Term Loan”) providing for a term loan to (i) make an equity contribution to Phase 1 LLC, which Phase 1 LLC used to reduce outstanding borrowings under its credit agreements, (ii) pay certain fees and expenses associated with the Phase 1 HoldCo Borrower Term Loan and (iii) pay general and administrative expenses of Phase 1 HoldCo Borrower.
Interest is payable semi-annually in cash or paid-in-kind (“PIK”) at Phase 1 HoldCo Borrower’s election until the first interest payment date after June 2029 and in cash thereafter. The Phase 1 HoldCo Borrower Term Loan is secured by pledges of the equity interests in Phase 1 HoldCo Borrower by its holding company and by a first-priority security interest in substantially all personal property of Phase 1 HoldCo Borrower, including its membership interests in Phase 1 LLC.
Train 4 LLC and Train 5 LLC Credit Agreements
Train 4 LLC and Train 5 LLC have credit facilities that include commitments of approximately $3.8 billion and $3.6 billion, respectively. Obligations under the credit agreements are secured on a first-priority basis by substantially all of the assets of Train 4 LLC and Train 5 LLC, respectively, as well as a pledge of the membership interests in the respective entities.
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
Train 5 LLC Senior Secured Notes
Train 5 LLC entered into a Note Purchase Agreement to issue $500.0 million of Senior Secured Notes (the “Train 5 Senior Secured Notes”) at par in installments. Principal amortizes beginning in September 2031 with a final maturity in September 2050.
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
FinCo Credit Agreement
FinCo has a credit agreement (the “FinCo Credit Agreement”) providing a loan and letter of credit facility of up to approximately $1.5 billion, including an approximate $1.2 billion letter of credit sublimit, to fund a portion of the Company’s equity contributions to Train 4 LLC and Train 5 LLC and to finance interest during Train 4 and Train 5 construction and related fees and expenses.
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
As of September 30, 2026, no amounts had been drawn and $1.2 billion of letters of credit were issued under the FinCo Credit Agreement.
Super FinCo Term Loan
Super FinCo has a term loan agreement (the “Super FinCo Term Loan”) that matures on the earlier of September 2033 or the 85th day prior to the maturity of the FinCo Credit Agreement (as extended or refinanced). Interest is payable quarterly with an option to elect PIK interest in full through the first anniversary of Train 4 completion and up to 50% thereafter. The Super FinCo Term Loan is secured by pledges of the equity interests in the Super FinCo borrowers by their holding companies and by a first-priority security interest in substantially all personal property of Super FinCo, including membership interests in FinCo.

Corporate Credit Agreement
Super Holdings has an amended and restated corporate credit agreement (the “A&R Corporate Credit Agreement”) that defines two distinct tranches of indebtedness:
•Series A Loans: Consists of $100.0 million in aggregate principal and bears interest that is payable quarterly, in cash or PIK, at Super Holdings’ election. These loans include a make-whole premium if prepaid prior to November 17, 2028.
◦Exchange Option: The Series A Loans, including any PIK interest, are exchangeable into shares of common stock of the Company at the election of the lenders at an exchange price of $9.50 per share (the “Series A Exchange Option”). The Series A Exchange Option is available through maturity and is accounted for as a derivative liability (see Note 6 — Derivatives).
•Series B Loans: Consists of the remaining principal and bears interest that, prior to March 31, 2027, Super Holdings may elect to pay up to 100% of interest in cash or in kind and is required to pay 50% of interest in kind and 50% of interest in cash thereafter. These loans include a make-whole premium if prepaid prior to June 30, 2028, and a declining prepayment penalty structure thereafter.
Obligations under the A&R Corporate Credit Agreement are secured on a first-priority basis by all of the equity interests in Super Holdings and its direct subsidiaries.
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
As of September 30, 2026, the Company was in compliance with all covenants related to its respective debt agreements.
Interest Expense
Interest expense consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest on debt obligations	$194,049	$102,037	$540,822	$259,546
Amortization of debt issuance costs	27,316	18,006	87,237	51,917
Interest on finance lease liabilities	15,099	—	20,172	—
Other interest and financing costs	12,169	484	34,646	1,680
Total interest cost incurred	248,633	120,527	682,877	313,143
Capitalized interest	(179,373)	(80,248)	(443,593)	(214,024)
Interest expense	$69,260	$40,279	$239,284	$99,119
Fair Value Disclosures
The fair value of our debt was $10.7 billion and $8.8 billion as of September 30, 2026, and December 31, 2025, respectively, and is classified as Level 2 in the fair value hierarchy. The fair value of our fixed rate debt was determined using quoted prices in markets that are less active, model-derived valuations based on observable inputs, or for debt issued near period end, its carrying amount. The fair value of our variable rate debt approximates its carrying amount because the variable interest rates align to market interest rates.
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
The Company reduced the notional amount of certain of the Phase 1 Swaps, resulting in derivative settlement proceeds of approximately $151.4 million for the nine months ended September 30, 2026.

As of September 30, 2026, the Company had the following Swaps outstanding (in thousands):

	Initial Notional Amount	Maximum Notional Amount	Maturity (1)	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
Phase 1 Swaps	$123,000	$6,028,682	2048	3.4%	USD - SOFR
Train 4 Swaps	186,900	3,230,000	2050	4.3%	USD - SOFR
Train 5 Swaps	17,709	3,050,650	2051	4.2%	USD - SOFR
FinCo Swaps	7,852	1,389,854	2035	4.0%	USD - SOFR
(1) Phase 1, Train 4, Train 5, and FinCo Swaps have early mandatory termination dates in July 2030, September 2032, October 2032, and October 2031, respectively.
The Swaps are measured at fair value each reporting period using an income approach (Level 2) based on observable market inputs, including SOFR forward curves. Changes in fair value are recorded within our Consolidated Statements of Operations.
Series A Exchange Option
The Series A Exchange Option (see Note 5 — Debt) is measured at fair value each reporting period using a model-derived valuation based on observable inputs (Level 2), and changes in fair value are recorded within our Consolidated Statements of Operations.
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
Subject to certain liquidity conditions, the Company may cause the cash exercise of approximately 3.6 million of these warrants if the 30-day volume weighted average price of the Company’s common stock and the closing price of the Company’s common stock immediately prior to the date of exercise equal or exceed $13.50 per share or $15.00 per share during specified periods in 2026 and 2027, respectively.
The Warrants are accounted for as derivative liabilities and are remeasured each period using model-derived valuations based on observable inputs (Level 2). Changes in fair value are recorded within our Consolidated Statements of Operations.
Consolidated Balance Sheet and Statements of Operations presentation
The fair value of the Company’s derivative instruments was recorded in the Consolidated Balance Sheet as follows (in thousands):

	September 30, 2026
	Swaps	Series A Exchange Option	Warrants	Total
Derivatives - current assets	$23,662	$—	$—	$23,662
Derivatives - noncurrent assets	1,185,930	—	—	1,185,930
Accrued and other current liabilities	242	—	—	242
Derivatives - noncurrent liabilities	12,240	22,901	34,060	69,201

The gains (losses) on the Company’s derivative instruments as presented in the Consolidated Statements of Operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Swaps	$836,235	$(76,831)	$912,523	$(218,443)
Series A Exchange Option	5,136	—	(7,181)	—
Warrants	9,858	—	(148)	—
Other	—	2,690	—	759
Derivative gain (loss), net	$851,229	$(74,141)	$905,194	$(217,684)

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
The following table presents the summarized combined assets and liabilities (in thousands) of Phase 1 Holdings, Train 4 Holdings, and Train 5 Holdings, which are included in the Company’s Consolidated Balance Sheets. The assets in the table below may only be used to settle the obligations of Phase 1 Holdings, Train 4 Holdings, and Train 5 Holdings, respectively. In addition, there is no recourse to NextDecade for the consolidated variable interest entities’ liabilities. The assets and liabilities in the table below include only the assets and liabilities of Phase 1 Holdings, Train 4 Holdings, Train 5 Holdings, and their respective subsidiaries and exclude intercompany balances between Phase 1 Holdings, Train 4 Holdings, and Train 5 Holdings and NextDecade, which are eliminated in the Consolidated Financial Statements of NextDecade.

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$3,506	$—
Restricted cash	417,722	486,221
Derivatives	23,628	—
Prepaid expenses and other current assets	24,009	7,219
Total current assets	468,865	493,440
Property, plant and equipment, net	15,326,303	10,563,022
Operating lease right-of-use assets	122,714	150,210
Deferred financing fees	296,756	367,022
Derivatives	1,160,317	532,245
Other non-current assets	51,835	21,496
Total assets	$17,426,790	$12,127,435
Liabilities
Current liabilities:
Accounts payable	$431,942	$438,498
Operating leases	310	2,747
Accrued and other current liabilities	1,310,688	829,340
Total current liabilities	1,742,940	1,270,585
Debt, net	10,455,625	7,135,483
Operating leases	102,017	126,506
Derivatives	12,240	84,606
Other non-current liabilities	75,204	—
Total liabilities	$12,388,026	$8,617,180
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
For the three and nine months ended September 30, 2026, TotalEnergies contributed approximately $11.1 million and $388.6 million under its equity commitments to Phase 1 Holdings, respectively.

Note 8 — Earnings Per Share
The computation of basic and diluted earnings (loss) per share is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss) attributable to common stockholders — basic	$155,381	$(109,482)	$(46,451)	$(259,154)
Warrants	(2,703)	—	—	—
Series A Exchange Option	(1,763)	—	—	—
Net income (loss) attributable to common stockholders — diluted	$150,915	$(109,482)	$(46,451)	$(259,154)

Weighted average shares outstanding — basic	266,854	262,581	265,659	261,298
Warrants	13	—	—	—
Series A Exchange Option	10,526	—	—	—
Unvested restricted stock and restricted stock units	3,659	—	—	—
Weighted average shares outstanding — diluted	281,052	262,581	265,659	261,298

Earnings (loss) per common share — basic	$0.58	$(0.42)	$(0.17)	$(0.99)
Earnings (loss) per common share — diluted	$0.54	$(0.42)	$(0.17)	$(0.99)
Potentially dilutive shares related to outstanding stock options were excluded from the calculation of diluted earnings (loss) per share for all periods presented because their effect would have been antidilutive. Potentially dilutive shares related to the Warrants, Series A Exchange Option, and unvested restricted stock and restricted stock units were included in the calculation of diluted earnings (loss) per share for the three months ended September 30, 2026, and excluded from the remaining periods presented because their effect would have been antidilutive for those periods. See Note 5 — Debt and Note 6 — Derivatives for additional information about the Series A Exchange Option and the Warrants, respectively.
Note 9 — Commitments and Contingencies
Legal Proceedings
From time to time the Company may be subject to various claims and legal actions that arise in the ordinary course of business. As of September 30, 2026, management is not aware of any claims or legal actions against the Company that, separately or in the aggregate, are likely to have a material adverse effect on the Company’s financial position, results of operations, or cash flows, although the Company cannot guarantee that a material adverse effect will not occur.
Note 10 — Supplemental Cash Flows
The following table provides supplemental disclosure of cash flow information (in thousands):

	Nine Months Ended September 30,
	2026	2025
Interest payments classified as operating activities	$45,737	$46,339
Accounts payable for acquisition of property, plant and equipment	421,589	412,574
Accruals for acquisition of property, plant and equipment	1,170,440	716,208
Other non-current liabilities for acquisition of property, plant and equipment	75,204	—
Non-cash settlement of warrant liabilities	—	2,827
Capitalized interest that was paid-in-kind	75,390	—
Accounts payable and accrued liabilities for debt issuance costs	3,256	8,839

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains certain statements that are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations and economic performance, are forward-looking statements. The words “anticipate,” “contemplate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “seek,” “may,” “might,” “will,” “would,” “could,” “should,” “can have,” “likely,” “continue,” “design,” “assume,” “budget,” “forecast,” “target,” and other words and terms of similar expressions are intended to identify forward-looking statements.
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
•the timing and cost of the development, construction and operation of the first five liquefaction trains and related common facilities of the multi-plant integrated natural gas liquefaction and LNG export facility located in the Rio Grande Valley near Brownsville, Texas (the “Rio Grande LNG Facility”);
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
•our ability to achieve operational characteristics of the Rio Grande LNG Facility, when completed, including LNG production capacity, and any differences in such operational characteristics from our expectations;
•the development risks, operational hazards, and regulatory approvals applicable to the Rio Grande LNG Facility and our LNG and construction and operation activities, and those of our third-party contractors and counterparties;
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
Significant Recent Developments
Significant developments since January 1, 2026, include the following:
Construction and Commissioning
•Progress on Trains 1 through 5 under the engineering, procurement, and construction (“EPC”) contracts with Bechtel Energy, Inc. (“Bechtel”) as of September 2026 consisted of:

	Overall Completion Percentage	Engineering	Procurement	Construction	Commissioning
Trains 1 and 2	79.7%	99.5%	99.6%	68.8%	4.9%
Train 3	55.2%	97.7%	93.1%	24.5%	—
Train 4	22.5%	82.9%	39.2%	2.8%	—
Train 5	14.0%	47.4%	26.8%	0.5%	—
•During the second quarter of 2026, we safely energized our main substation with 138kV power in May, and we seconded over 100 operational employees to Bechtel in June as part of preparations for first LNG production.
•During the third quarter of 2026, construction of Phase 1 at the Rio Grande LNG Facility continued to progress safely, on budget, and ahead of schedule, with Train 1 electrical, mechanical, and utility commissioning scopes progressing and installation of the Train 2 main cryogenic heat exchanger completed. Dredging activities for the berths, turning basin, and channel deepening were completed. The gas inlet facilities achieved ready for start-up, and the Bay Runner pipeline reached in-service. We continue to expect first gas into the Rio Grande LNG Facility before year-end 2026.
•We expect first LNG production from Train 1 at the Rio Grande LNG Facility in the second quarter of 2027 and substantial completion of Train 1 in the third quarter of 2027, which is a quarter ahead of the guaranteed completion schedule under the EPC contract with Bechtel.

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
•In July 2026, FERC issued its schedule of environmental review for Train 6 at the Rio Grande LNG Facility, and the final Environmental Impact Statement is expected in June 2027.
•In September 2026, we received permit authorization from the U.S. Army Corps of Engineers (“USACE”) for Train 6, completing a key regulatory authorization required for construction.
•In September 2026, FERC approved our uprate request for the Rio Grande LNG Facility, increasing the authorized liquefaction capacity of the first five trains at the Rio Grande LNG Facility to 30.15 million tonnes per annum (“MTPA”).
Strategic and Commercial
◦In early 2026, we began the marketing of early cargoes that we expect to produce prior to the commencement of our long-term LNG Sale and Purchase Agreements (“SPAs”). In February 2026, we entered into LNG sales agreements for the sale of over 175 TBtu of LNG on a free-on-board (“FOB”) basis, with fixed liquefaction fees that are expected to achieve a cargo margin, calculated as the FOB LNG sales price less our expected costs of natural gas feedstock and fuel, of over $3.00 per MMBtu. This volume represents approximately 33% of our expected portfolio volumes from 2027 through early 2029.
Financial
◦In April 2026, Rio Grande LNG Train 5, LLC issued a second installment of $100.0 million and in July 2026 issued a third installment of $100.0 million of 6.56% Senior Secured Notes due in 2050, pursuant to the Note Purchase Agreement entered into in conjunction with the positive final investment decision (“FID”) on Train 5 in October 2025, for the issuance of $500.0 million aggregate senior secured notes.
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
◦In conjunction with the Phase 1 HoldCo Borrower credit agreement and the Phase 1 LLC senior secured notes offering and repayment of credit facility borrowings as a result of those transactions, Phase 1 LLC also reduced the notional amount of certain of its interest rate swaps, resulting in settlement receipts totaling approximately $109.2 million in July 2026. These settlement receipts were used to reduce outstanding borrowings under the Phase 1 LLC credit facilities.
◦In September 2026, Phase 1 LLC issued $575.0 million of senior secured notes in a private placement, which bear interest at 6.72% and will amortize over a period of approximately 18.5 years beginning in June 2029, with a final maturity in December 2047. Proceeds were used to reduce outstanding borrowings under the Phase 1 LLC credit facilities and to pay fees and expenses associated with the transaction.
◦In October 2026, Rio Grande LNG Train 5, LLC issued the final installment of $150.0 million of 6.56% Senior Secured Notes due in 2050, pursuant to the Note Purchase Agreement entered into in conjunction with the positive FID on Train 5 in October 2025 for the issuance of $500.0 million aggregate senior secured notes, which are now fully issued and outstanding.

Rio Grande LNG Facility Activity
Liquefaction Facilities Overview and Construction Progress
We are constructing and developing the Rio Grande LNG Facility which is located in the Rio Grande Valley near Brownsville, Texas. The site is located on approximately 1,000 acres of land, which has been leased long-term and includes 15,000 feet of frontage on the Brownsville Ship Channel. We believe the site is advantaged due to its proximity to abundant natural gas resources in the Permian Basin and Eagle Ford Shale, location in a region that has historically been subject to fewer and less severe weather events relative to other locations along the U.S. Gulf Coast, access to an uncongested waterway for vessel loading, access to a large, skilled local labor force, and strong geotechnical conditions requiring less piling for soil stabilization than liquefaction facilities in other areas of the U.S. Gulf Coast. Trains 1 through 5 at the Rio Grande LNG Facility are under construction, and we are developing and advancing the permitting process for Trains 6 through 8. There is sufficient space at the Rio Grande LNG Facility site for up to 10 liquefaction trains.
Construction commenced on Phase 1 at the Rio Grande LNG Facility in July 2023, on Train 4 in September 2025, and on Train 5 in October 2025, in each case following a positive FID and the closing of project financing by the Company’s subsidiaries. Construction will be completed by Bechtel under fully wrapped, lump-sum turnkey EPC contracts, and the liquefaction trains will utilize Honeywell AP-C3MR liquefaction technology, which is a predominant liquefaction technology utilized globally.
The combined scope of Phase 1, Train 4, and Train 5 includes five liquefaction trains with a total expected LNG production capacity of 30 MTPA, four 180,000 cubic meter full containment LNG storage tanks, two jetty berthing structures designed to load LNG carriers up to 216,000 cubic meters in capacity, and associated site infrastructure and common facilities including feed gas pretreatment facilities, electric and water utilities, ground flares, roads, levees surrounding the entire site, warehouses, and operations control room, maintenance, and administrative buildings.
Progress on Phase 1 as of September 2026 is ahead of the guaranteed completion schedule under the EPC contracts. Train 1 electrical, mechanical, and utility commissioning scopes are progressing. Installation and pre-alignment of the Train 2 compressor strings was completed, and the Train 2 main cryogenic heat exchanger was installed. The first compressor string was set for Train 3. Inner nickel plate welding and the first hydrotest were completed for Tank 1.
Progress on Trains 4 and 5 as of September 2026 is in line with the guaranteed completion schedule under the EPC contracts. Foundation pours for the Train 4 main cryogenic rack began, and excavation of the Train 4 refrigeration area commenced. Train 5 soil stabilization via the direct mixing method process began. Tank 3 piling work progressed, and piling began for Tank 4.
Dredging activities for the berths, turning basin, and channel deepening were completed. The gas inlet facilities have achieved ready for start-up, the Bay Runner pipeline reached in-service during the third quarter of 2026, and across the site there is ongoing commissioning of systems to support initial hydrocarbon introduction before year-end 2026.
LNG Sale and Purchase Agreements for Trains 1 Through 5
We have entered into long-term LNG SPAs with 14 creditworthy counterparties for aggregate volumes of approximately 25.3 MTPA of LNG from Trains 1 through 5 at the Rio Grande LNG Facility. The SPAs have a weighted average term of 19.5 years. Under these SPAs, the customers will purchase LNG from the Rio Grande LNG Facility for a price consisting of a fixed fee per MMBtu of LNG plus a variable fee per MMBtu of LNG, with the variable fees structured to cover the expected cost of natural gas plus fuel and other sourcing costs to produce LNG. In certain circumstances, customers may elect to cancel or suspend deliveries of LNG cargoes, in which case the customers would still be required to pay the fixed fee with respect to cargoes that are not delivered. A portion of the fixed fee under each SPA will be subject to annual adjustment for inflation. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific train; however, the commencement of the term of each SPA is tied to a specified train.
Each of these SPAs is currently effective, and deliveries of LNG under these SPAs will commence on the respective Date of First Commercial Delivery (“DFCD”), which is primarily tied to the substantial completion or guaranteed substantial completion dates of specific trains as defined in each SPA. Of the approximately 25.3 MTPA of SPAs for Trains 1 through 5, 23.75 MTPA are linked to Henry Hub and have average fixed fees, unadjusted for inflation, totaling approximately $3.0 billion expected to be paid annually.
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
Engineering, Procurement, and Construction (“EPC”)
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
Natural Gas Transportation and Supply
We are in the process of executing a substantial and diversified natural gas feedstock sourcing and transportation strategy to spread risk exposure across multiple contracts, counterparties, and pricing hubs. We have entered into and expect to enter into additional gas supply arrangements with a wide range of suppliers, and we also expect to leverage trading platforms and exchanges to manage natural gas supply prices and/or hedge risk.
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
Development of Additional Liquefaction Capacity
We are developing and advancing the permitting process for Trains 6 through 8 at the Rio Grande LNG Facility. These trains are currently wholly owned by NextDecade and are cumulatively expected to increase the Company’s total expected LNG production capacity by 18 MTPA once constructed and placed into operation.
Train 6 is being developed inside the existing levee at the Rio Grande LNG Facility and adjacent to Trains 1 through 5. In May 2026, we filed a formal application with FERC for expansion at the Rio Grande LNG Facility that includes Train 6 and an additional marine berth. In July 2026, FERC issued its schedule of environmental review for Train 6, and the final Environmental Impact Statement is expected in June 2027. Commercialization of Train 6 is underway, and we are progressing discussions with high credit quality potential counterparties for long-term agreements for the sale of LNG from Train 6.
We are developing Trains 7 and 8 on the western end of the Rio Grande LNG Facility site and expect to pre-file with FERC for Trains 7 and 8 before year-end 2026.
There is sufficient space at the Rio Grande LNG Facility site for up to 10 liquefaction trains.
Governmental Permits, Approvals, and Authorizations - Trains 1 through 5
We have obtained all major permits required to build and export LNG from the first five liquefaction trains and related infrastructure at the Rio Grande LNG Facility, including FERC approval and Department of Energy FTA and non-FTA authorizations.
In August 2025, FERC issued a final order on remand (“Remand Order”) reaffirming its authorization for the siting, construction, and operation of the first five liquefaction trains at the Rio Grande LNG Facility, following the issuance of a supplemental Environmental Impact Statement in July 2025. In September 2025, certain intervenors filed a request for rehearing of the Remand Order.

FERC denied that request by operation of law on October 30, 2025, and issued a substantive order on rehearing in March 2026 that reaffirmed its authorization for the first five liquefaction trains, rendering the Remand Order no longer appealable to FERC. In December 2025, the same intervenors petitioned the D.C. Circuit Court to review the Remand Order, and that appeal remains pending.
In September 2026, FERC approved our uprate request for Trains 1 through 5, increasing the authorized liquefaction capacity of the first five trains at the Rio Grande LNG Facility to 30.15 MTPA.
Governmental Permits, Approvals, and Authorizations - Train 6
In May 2026, we filed a formal application with FERC for expansion at the Rio Grande LNG Facility that includes Train 6 and an additional marine berth. With the application, we requested a waiver from FERC of the approximately one month remaining in the Train 6 pre-filing period, and FERC granted that waiver in June 2026. In July 2026, FERC issued its schedule of environmental review for Train 6 at the Rio Grande LNG Facility, and the final Environmental Impact Statement is expected in June 2027.
In June 2026, we filed an application with the Department of Energy for LNG export authorizations for Train 6.
In September 2026, we received permit authorization from the U.S. Army Corps of Engineers for Train 6, completing a key regulatory authorization required for construction.
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
Since July 2023, Phase 1 LLC has refinanced a total of over $7.0 billion of its original $11.1 billion term loan facilities through the issuance of senior secured notes and loans at Phase 1 LLC and a $1.0 billion term loan at Phase 1 HoldCo Borrower.
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
In connection with the FIDs of Trains 4 and 5, we committed to make approximately $2.4 billion in equity capital contributions for Train 4 and 5 in the aggregate. At the FIDs of Trains 4 and 5, we used the net proceeds of the Super FinCo $1.2 billion term loans and cash on hand to fund a portion of our equity commitments for Trains 4 and 5. We expect to fund the remainder of our equity commitments to Trains 4 and 5 using borrowings under the FinCo Credit Agreement.
In August 2026, NextDecade LLC, our wholly owned subsidiary and the entity that manages the construction, commissioning, and operation of the Rio Grande LNG Facility on behalf of the Rio Grande Project Entities, received a $50.0 million fee from Train 4 LLC for services rendered by NextDecade LLC in support of Train 4.
Because our businesses and assets are under construction or in development, we have not historically generated significant cash flow from operations, and we do not expect to do so until liquefaction trains at the Rio Grande LNG Facility begin operating. We intend to fund development activities for the foreseeable future with our cash and cash equivalents on hand and through the sale of additional equity, equity-based or debt securities in us or in our subsidiaries. There can be no assurance that we will succeed in selling such securities or, if successful, that the capital we raise will not be expensive or dilutive to stockholders.
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
Sources and Uses of Cash
The following table summarizes the sources and uses of our cash for the periods presented (in thousands):

	Nine Months Ended September 30,
	2026	2025
Operating cash flows	$(16,568)	$(148,741)
Investing cash flows	(3,394,211)	(2,880,130)
Financing cash flows	3,295,823	3,380,783
Net (decrease) increase in cash, cash equivalents and restricted cash	(114,956)	351,912
Cash, cash equivalents and restricted cash – beginning of period	707,088	392,762
Cash, cash equivalents and restricted cash – end of period	$592,132	$744,674
Cash used in operating activities for the nine months ended September 30, 2026, decreased by approximately $132.2 million compared to the same period in 2025 primarily due to increased derivative settlements.
Cash used in investing activities for the nine months ended September 30, 2026, increased by approximately $514.1 million compared to the same period in 2025 primarily due to increased expenditures associated with construction of the Rio Grande LNG Facility, including expenditures related to Trains 4 and 5, which achieved positive FIDs and began construction in the second half of 2025.
Cash provided by financing activities for the nine months ended September 30, 2026, decreased by approximately $85.0 million compared to the same period in 2025. The decrease was primarily due to decreases in proceeds from debt issuance, net of debt repayments. The decreases were partially offset by increases in receipts of equity commitments related primarily to construction at the Rio Grande LNG Facility, including impacts of Trains 4 and 5, which achieved positive FIDs in the second half of 2025.

Results of Operations
The following table summarizes costs, expenses and other income for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$—	$—	$—	$—
Operating and maintenance	13,422	15,080	51,034	48,725
General and administrative	48,787	53,609	111,663	122,069
Development	2,162	2,881	7,155	4,436
Depreciation and amortization	18,541	393	26,816	1,399
Other	—	—	—	3,518
Total operating loss	(82,912)	(71,963)	(196,668)	(180,147)
Other income (expense):
Derivative gain (loss), net	851,229	(74,141)	905,194	(217,684)
Interest expense	(69,260)	(40,279)	(239,284)	(99,119)
Loss on debt extinguishment	(136,511)	—	(168,962)	(9,160)
Other income, net	11,303	1,627	18,346	5,494
Income (loss) before income taxes	573,849	(184,756)	318,626	(500,616)
Income tax expense	—	—	—	—
Net income (loss)	573,849	(184,756)	318,626	(500,616)
Less: net income (loss) attributable to non-controlling interests	418,468	(75,274)	365,077	(241,462)
Net income (loss) attributable to common stockholders	$155,381	$(109,482)	$(46,451)	$(259,154)
Net income (loss) attributable to common stockholders for the three months ended September 30, 2026, increased by approximately $264.9 million compared to the same period in 2025 primarily as a result of the following:
•Depreciation and amortization increased by approximately $18.1 million primarily due to amortization of finance lease right-of-use assets associated with our leases of LNG vessels.
•Derivative gain (loss), net increased by approximately $925.4 million primarily driven by higher forward SOFR rates, which increased the fair-value gain on the Company’s interest rate swap portfolio.
•Interest expense increased by approximately $29.0 million primarily due to additional borrowings to construct the Rio Grande LNG Facility and interest expense associated with our finance leases.
•Loss on debt extinguishment increased by approximately $136.5 million due to repayments made under the CD Credit Agreement and TCF Credit Agreement.
•Other income, net increased by approximately $9.7 million primarily due to income associated with subleases of certain of our LNG vessels under charter to third parties.
•Net income (loss) attributable to non-controlling interests increased by approximately $493.7 million primarily due to changes in interest rate swap derivatives and loss on debt extinguishment recognized within the Joint Ventures’ net income (loss) and consolidated in the Company’s results.
Net income (loss) attributable to common stockholders for the nine months ended September 30, 2026, increased by approximately $212.7 million compared to the same period in 2025 primarily as a result of the following:
•Depreciation and amortization increased by approximately $25.4 million primarily due to amortization of finance lease right-of-use assets associated with our leases of LNG vessels.
•Derivative gain (loss), net increased by approximately $1,122.9 million primarily driven by higher forward SOFR rates, which increased the fair-value gain on the Company’s interest rate swap portfolio.
•Interest expense increased by approximately $140.2 million primarily due to additional borrowings to construct the Rio Grande LNG Facility and interest expense associated with our finance leases.
•Loss on debt extinguishment increased by approximately $159.8 million due to repayments made under the CD Credit Agreement and TCF Credit Agreement.
•Other income, net increased by approximately $12.9 million primarily due to income associated with subleases of certain of our LNG vessels under charter to third parties.

•Net income (loss) attributable to non-controlling interests increased by approximately $606.5 million primarily due to changes in interest rate swap derivatives, interest expense, and loss on debt extinguishment recognized within the Joint Ventures’ net income (loss) and consolidated in the Company’s results.
Summary of Critical Accounting Estimates
The preparation of our Consolidated Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. There were no material changes made by management to the critical accounting estimates in the three months ended September 30, 2026. Please refer to the “Summary of Critical Accounting Estimates” section within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of our critical accounting estimates.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the market risks previously discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Item 4. Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports filed by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.
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
The following table summarizes stock repurchases for the three months ended September 30, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as a Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
July 2026	318,466	$7.99	$—	$—
August 2026	190,912	$7.54	$—	$—
September 2026	92,778	$7.54	$—	$—
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
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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

10.1*	Indenture, dated as of July 2, 2026, by and between Rio Grande LNG, LLC and Wilmington Trust, National Association, as Trustee.
10.2*†	Third Amendment to Amended and Restated Limited Liability Company Agreement of Rio Grande LNG Intermediate Holdings, LLC, dated as of September 9, 2026.
10.3*†
Change Orders to the Amended and Restated Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Trains 1 and 2 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of September 14, 2022, by and between Rio Grande LNG, LLC and Bechtel Energy Inc.: (i) EC00278, dated as of July 22, 2026; (ii) EC00284, dated as of July 23, 2026; (iii) EC00303 and EC00310, each dated as of August 5, 2026; (iv) EC00304, dated as of September 23, 2026; and (v) EC00312, dated as of September 24, 2026.

10.4*†
Change Orders to the Amended and Restated Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Train 3 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of September 15, 2022, by and between Rio Grande LNG, LLC and Bechtel Energy Inc.: (i) EC00297, dated as of July 23, 2026; (ii) EC00311, dated as of August 5, 2026; (iii) EC00305, dated as of September 23, 2026; and (iv) EC00313, dated as of September 24, 2026.

10.5*†
Change Orders to the Amended and Restated Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Train 4 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of June 7, 2025, by and between Rio Grande LNG Train 4, LLC and Bechtel Energy Inc.: (i) EC40039, dated as of August 5, 2026; and (ii) EC40040, dated as of September 24, 2026.

10.6*†
Change Orders to the Fixed Price Turnkey Agreement for the Engineering, Procurement and Construction of Train 5 of the Rio Grande Natural Gas Liquefaction Facility, made and executed as of June 12, 2025, by and between Rio Grande LNG Train 5, LLC and Bechtel Energy Inc.: (i) EC50031, dated as of August 5, 2026; and (ii) EC50032, dated as of September 24, 2026.

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

NEXTDECADE CORPORATION

Date: October 28, 2026	By:	/s/ Matthew K. Schatzman
Matthew K. Schatzman
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: October 28, 2026	By:	/s/ John D. Zuklic
John D. Zuklic
Chief Financial Officer
(Principal Financial Officer)